Form 10-Q
period 2004-02-28
NATIONAL BEEF PACKING CO LLC
filed 2004-04-13
CIK 1273784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 333-111407

NATIONAL BEEF PACKING COMPANY, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	48-1129505
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

12200 North Ambassador Drive

Kansas City, MO 64163

(Address of principal executive offices)

Telephone: (800) 449-2333

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no market for the Registrant’s equity. As of April 13, 2004, there were 121,849,626 Class A units and 18,810,045 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “National Beef,” “NBP,” “the Company,” “we,” “our,” and “us” refer to National Beef Packing Company, LLC and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

	August 30, 2003	February 28, 2004 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,303,596	$23,550,393
Accounts receivable, less allowance for returns and doubtful accounts of $5,133,549 and $6,244,635, respectively	155,857,812	143,166,506
Due from affiliates	732,680	1,624,497
Other receivables	4,143,097	3,540,327
Inventories	77,586,641	73,485,608
Deposits	20,768,031	20,755,639
Other current assets	9,932,335	10,811,524

Total current assets	300,324,192	276,934,494

Property, plant and equipment, at cost	212,272,151	226,425,905
Less accumulated depreciation	1,751,382	12,206,707

Net property, plant, and equipment	210,520,769	214,219,198

Goodwill	78,857,899	78,857,899
Other intangibles, net of accumulated amortization of $195,956 and $915,142, respectively	31,565,221	30,846,035
Other assets	8,553,150	8,026,868

	$629,821,231	$608,884,494

Liabilities and Partners’/Members’ Capital
Current liabilities:
Current installments of long-term debt	$6,608,308	$7,962,745
Cattle purchases payable	48,416,079	42,498,307
Accounts payable – trade	36,925,299	34,761,022
Due to affiliates	382,910	638,616
Accrued compensation and benefits	21,025,738	8,130,957
Accrued insurance	16,638,665	13,666,750
Other accrued expenses and liabilities	15,308,835	13,564,762
Distributions payable	22,386,230	1,653,853

Total current liabilities	167,692,064	122,877,012

Long-term debt, excluding current installments	305,480,147	321,391,859
Other liabilities	3,310,793	2,759,501

Total liabilities	476,483,004	447,028,372

Minority interest	418,761	517,124
Capital subject to redemption	53,623,704	57,483,625
Partners’/Members’ capital:
Partners’/Members’ capital	99,296,998	103,847,450
Accumulated other comprehensive income (loss)	(1,236)	7,923

Total Partner’s/Members’ capital	99,295,762	103,855,373
Commitments and contingencies	—	—

	$629,821,231	$608,884,494

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statement of Operations

	Predecessor Entity	Successor Entity
	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries
	12 weeks ended February 22, 2003 (unaudited)	13 weeks ended February 28, 2004 (unaudited)
Net sales	$824,744,553	$932,035,871
Costs and expenses:
Cost of sales	807,168,333	913,438,979
Selling, general, and administrative	5,352,235	6,555,546
Depreciation and amortization	4,302,272	4,963,771

Total costs and expenses	816,822,840	924,958,296

Operating income	7,921,713	7,077,575
Other income (expense):
Interest income	128,867	162,713
Interest expense	(1,256,639)	(5,949,729)
Minority owners’ interest in net income of Kansas City Steak, LLC	(89,980)	(189,889)
Equity in loss of aLF Ventures, LLC	(483,631)	(195,219)
Other, net	2,400,711	1,436,464

Income before taxes	8,621,041	2,341,915
Income tax expense	(6,602)	(549,376)

Net income	$8,614,439	$1,792,539

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statement of Operations

	Predecessor Entity	Successor Entity
	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries
	25 weeks ended February 22, 2003 (unaudited)	26 weeks ended February 28, 2004 (unaudited)
Net sales	$1,643,981,199	$1,990,342,025
Costs and expenses:
Cost of sales	1,598,815,078	1,933,450,099
Selling, general, and administrative	10,964,616	12,747,565
Depreciation and amortization	8,953,469	11,620,373

Total costs and expenses	1,618,733,163	1,957,818,037

Operating income	25,248,036	32,523,988
Other income (expense):
Interest income	321,097	318,552
Interest expense	(2,636,747)	(12,193,954)
Minority owners’ interest in net income of Kansas City Steak, LLC	(101,345)	(198,084)
Equity in loss of aLF Ventures, LLC	(725,980)	(506,496)
Other, net	2,620,040	1,790,126

Income before taxes	24,725,101	21,734,132
Income tax expense	(12,069)	(898,400)

Net income	$24,713,032	$20,835,732

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Predecessor Entity	Successor Entity
	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries
	25 weeks ended February 22, 2003 (unaudited)	26 weeks ended February 28, 2004 (unaudited)
Cash flows from operating activities:
Net income	$24,713,032	$20,835,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,953,469	11,620,373
Loss on disposal of property, plant, and equipment	2,554	32,508
Minority interest	101,345	98,363
Change in assets and liabilities:
Accounts receivable	(15,177,236)	12,691,306
Due from affiliates	12,536	(891,817)
Other receivables	176,326	602,771
Inventories	(5,029,231)	4,101,034
Deposits	(590,612)	12,392
Other assets	(2,096,431)	(352,908)
Accounts payable	4,549,640	(2,164,277)
Due to affiliates	(2,521,459)	255,706
Accrued compensation and benefits	(9,381,823)	(12,894,781)
Accrued insurance	3,004,519	(2,971,915)
Accrued expenses and liabilities	3,359,875	(2,295,364)
Cattle purchases payable	598,813	(5,917,772)

Net cash provided by operating activities	$10,675,337	$22,761,350

Cash flows from investing activities:
Capital expenditures, including interest capitalized	(15,034,308)	(15,151,587)
Proceeds from sale of property, plant, and equipment	280,120	519,459

Net cash used in investing activities	$(14,754,188)	$(14,632,128)

Cash flows from financing activities:
Net receipts under revolving credit lines and note payable	21,305,784	17,266,151
Partnership distributions	(20,094,880)	—
Member distributions	—	(33,157,735)

Net cash provided/(used) in financing activities	$1,210,904	$(15,891,584)

Effect of exchange rate changes on cash	2,233	9,159

Net decrease in cash	(2,865,714)	(7,753,203)
Cash and cash equivalents at beginning of period	30,746,504	31,303,596

Cash and cash equivalents at end of period	$27,880,790	$23,550,393

Cash paid during the period for interest	$2,543,995	$5,523,102

Cash paid during the period for taxes	$12,069	$7,740

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements for the year ended August 30, 2003 on file with the Securities and Exchange Commission (“SEC”) in the prospectus filed on April 2, 2004 pursuant to Rule 424(b)(3). The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

As described in Note 3 to the Consolidated Financial Statements for the fiscal year-ended August 30, 2003, effective August 7, 2003, U.S. Premium Beef, Ltd. acquired a controlling interest in Farmland National Beef Packing Company, L.P. (“FNBPC” or “Predecessor”) and formed National Beef Packing Company, LLC (“NBP” or “Successor”) in a transaction accounted for as a purchase (the “Transaction”). As a result of the Transaction, the consolidated financial information for the thirteen and twenty-six weeks ended February 28, 2004 (Successor Period) is presented on a new basis of accounting and is, therefore, not comparable to the consolidated financial information for the twelve and twenty-five week periods ended February 22, 2003 (Predecessor Period).

NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes, which are our senior unsecured obligations, ranking equal in right of payment with all of our other senior unsecured obligations. NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(2) Inventories

Inventories at August 30, 2003 and February 28, 2004 consisted of the following (in thousands):

	August 30, 2003	February 28, 2004
Dressed and boxed beef	$60,781	$54,420
Beef by-products	8,738	9,965
Supplies	8,068	9,101

Total inventory	$77,587	$73,486

(3) Acquisition of National Carriers, Inc.

On March 28, 2003, FNBPC acquired National Carriers, Inc. (“NCI”), a contract carrier service with terminals in Liberal, Kansas, Dallas, Texas, and Denison, Iowa, for approximately $13.4 million, including the assumption of approximately $8.4 million of indebtedness. The purchase price has been allocated to the assets acquired and liabilities assumed and the operating results of NCI are reflected in NBP’s consolidated financial statements subsequent to the date of acquisition. The pro forma effect of this acquisition was not material to the consolidated financial statements of NBP for the twenty-five weeks ended February 22, 2003.

(4) Comprehensive Income

Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated:

	Predecessor Entity	Successor Entity
	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries
	12 weeks ended February 22, 2003	13 weeks ended February 28, 2004
Net income	$8,614,439	$1,792,539
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,637)	1,727

Comprehensive income	$8,611,802	$1,794,266

	Predecessor Entity	Successor Entity
	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries
	25 weeks ended February 22, 2003	26 weeks ended February 28, 2004
Net income	$24,713,032	$20,835,732
Other comprehensive income:
Foreign currency translation adjustments	2,233	9,159

Comprehensive income	$24,715,265	$20,844,891

(5) Contingencies

On July 1, 2002, a lawsuit was filed against the Predecessor, ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek damages in excess of $50.0 million from all defendants as a group on behalf of the class. No class has yet been certified in this action. FNBPC answered the complaint and joined with the three other defendants in moving to dismiss this action. An amended complaint was filed and FNBPC joined in the other defendants’ motion to dismiss. The joint motion to dismiss was denied, and the judge ruled that the plaintiffs adequately alleged a violation of the Packers and Stockyards Act of 1921. Accordingly, the lawsuit will proceed to trial. Management believes that FNBPC acted properly and lawfully in dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

NBP is also a party to a number of other lawsuits and claims arising out of the operation of our business. Management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

(6) Segments

The following table represents segment results for the periods indicated (in thousands):

	Predecessor Entity	Successor Entity
	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries
	12 weeks ended February 22, 2003	13 weeks ended February 28, 2004
Net sales
Core Beef	$824,802	$947,098
Other	8,765	41,316
Eliminations	(8,822)	(56,378)

Total	$824,745	$932,036

Depreciation and amortization
Core Beef	4,128	4,332
Other	174	632

Total	4,302	4,964

Operating income
Core Beef	7,444	4,770
Other	478	2,308

Total	7,922	7,078

Interest income	129	163
Interest expense	(1,257)	(5,950)
Other income	1,917	1,241

Minority interest	(90)	(190)

Total income before taxes	$8,621	$2,342

Assets
Core Beef	$422,470	$585,515
Other	3,458	25,470
Eliminations	(1,811)	(2,101)

Total	$424,117	$608,884

The following table represents segment results for the periods indicated (in thousands):

	Predecessor Entity	Successor Entity
	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries
	25 weeks ended February 22, 2003	26 weeks ended February 28, 2004
Net sales
Core Beef	$1,642,094	$2,029,998
Other	15,487	81,875
Eliminations	(13,600)	(121,531)

Total	1,643,981	1,990,342

Depreciation and amortization
Core Beef	8,591	10,226
Other	362	1,394

Total	8,953	11,620

Operating income
Core Beef	24,619	29,158
Other	629	3,366

Total	25,248	32,524

Interest income	321	318
Interest expense	(2,637)	(12,194)
Other income	1,894	1,284

Minority interest	(101)	(198)

Total income before taxes	$24,725	$21,734

Assets
Core Beef	$422,470	$585,515
Other	3,458	25,470
Eliminations	(1,811)	(2,101)

Total	$424,117	$608,884

(7) United States BSE Outbreak

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for Bovine Spongiform Encephalopathy, or BSE. The origin of the animal was subsequently traced to a farm in Canada. Shortly after the announcement, several countries representing a substantial share of NBP’s export business closed their borders to the importation of edible beef products from the United States. Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% within 3 days. In the fiscal year ending August 30, 2003, NBP’s total export sales were approximately 17.2% of total sales, including sales of non-food beef products such as hides.

During the second quarter we recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December. These charges, recorded in sales and cost of sales in our Consolidated Statement of Operations, reflect: (1) volatility in the US markets for finished goods and live cattle, with an impact noted in immediate margin erosion resulting from a rapid fall in cutout or sales values; (2) some product already destined for foreign markets re-routed for resale in the US, generally at prices lower than their original export value; and (3) lower value for certain inventory items which had been in the production pipeline and had not yet left the US as they have no comparable domestic market. Certain by-products have been classified as Specified Risk Materials (“SRMs”), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries. The impacts of BSE were positively offset in part by strong domestic demand characteristics for beef products.

In addition, the USDA and the Food Safety Inspection Service, or FSIS, published new regulations in response to the discovery of BSE in the state of Washington. These new regulations, among other things, govern the removal of SRMs during slaughter, cover the ban on the slaughtering of non-ambulatory animals for human food use, set forth the prohibition on the production of mechanically separated meat and ban certain techniques used in the slaughter process. The USDA also issued a notice announcing that FSIS inspectors will not mark ambulatory cattle that have been targeted for BSE surveillance testing as “inspected and passed” until negative test results are obtained. We do not anticipate that these new regulations, in the aggregate, will have a material adverse effect on our business.

While exports of some boneless beef products have recently commenced once again to Mexico, we cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions. Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef industry. Fed cattle slaughter levels in the United States for the thirteen weeks ended February 28, 2004 fell approximately 8.5% below year-ago levels, reflecting constrained cattle supplies and reduced demand for export products. The United States Department of Agriculture (USDA) has published a proposed rule revising its policy to keep the US border closed to live animals for processing in the US. The comment period for the proposed rule expired on April 7, 2004. A decision on the proposed rule is expected in the near future.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef industry or on our operations. Our revenues and net income may be materially adversely affected in the event existing import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

(8) Subsequent Events

The border to Mexico opened during March 2004 to specified boxed beef products from animals under 30 months of age, however the impact to date on the United States beef industry has been marginal. United States fed cattle slaughter levels for the thirteen weeks ended February 28, 2004 were approximately 8.5% below year-ago levels, reflecting constrained cattle supplies and reduced demand for export products. The USDA has published a proposed rule revising its policy to keep the US border closed to live animals for processing in the US. The comment period for the proposed rule expired on April 7, 2004. A decision on the proposed rule is expected in the near future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations and consolidation among our customers. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Please review the “Risk Factors” in our Registration Statement on Form S-4 for other important factors that could cause actual results to differ materially from those in any such forward-looking statements.

Recent Developments

As described in Note 3 to the Consolidated Financial Statements for the fiscal year ended August 30, 2003, effective August 7, 2003, U.S. Premium Beef, Ltd. acquired a controlling interest in Farmland National Beef Packing Company, L.P. (“FNBPC” or “Predecessor”) and formed National Beef Packing Company, LLC (“NBP” or “Successor”) in a transaction accounted for as a purchase (the “Transaction”).

On December 21, 2003 a new four year collective bargaining agreement was ratified with the United Food and Commercial Workers and approximately 2,800 employees at the Liberal, Kansas facility.

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for Bovine Spongiform Encephalopathy, or BSE. The origin of the animal was subsequently traced to a farm in Canada. Shortly after the announcement, several countries representing a substantial share of NBP’s export business closed their borders to the importation of edible beef products from the United States. Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% within 3 days. In the fiscal year ending August 30, 2003, NBP’s total export sales were approximately 17.2% of total sales, including sales of non-food beef products such as hides.

During the second quarter we recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December. These charges, recorded in sales and cost of sales in our Consolidated Statement of Operations, reflect: (1) volatility in the US markets for finished goods and live cattle, with an impact noted in immediate margin erosion resulting from a rapid fall in cutout or sales values; (2) some product already destined for foreign markets re-routed for resale in the US, generally at prices lower than their original export value; and (3) lower value for certain inventory items which had been in the production pipeline and had not yet left the US as they have no comparable domestic market. Certain by-products have been classified as Specified Risk Materials (“SRMs”), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries. The impacts of BSE were positively offset in part by strong domestic demand characteristics for beef products.

In addition, the USDA and the Food Safety Inspection Service, or FSIS, published new regulations in response to the discovery of BSE in the state of Washington. These new regulations, among other things, govern the removal of SRMs during slaughter, cover the ban on the slaughtering of non-ambulatory animals for human food use, set forth the prohibition on the production of mechanically separated meat and ban certain techniques used in the slaughter process. The USDA also issued a notice announcing that FSIS inspectors will not mark ambulatory cattle that have been targeted for BSE surveillance testing as “inspected and passed” until negative test results are obtained. We do not anticipate that these new regulations, in the aggregate, will have a material adverse effect on our business.

While exports of some boneless beef products have recently commenced once again to Mexico, we cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions. Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef industry. Fed cattle slaughter levels in the United States for the thirteen weeks ended February 28, 2004 fell approximately 8.5% below year-ago levels, reflecting constrained cattle supplies and reduced demand for export products. The USDA has published a proposed rule revising its policy to keep the US border closed to live animals for processing in the US. The comment period for the proposed rule expired on April 7, 2004. A decision on the proposed rule is expected in the near future.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef industry or on our operations. Our revenues and net income may be materially adversely affected in the event existing import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

Results of Operations

Twelve weeks ended February 22, 2003 compared to thirteen weeks ended February 28, 2004

General. The net income for the twelve weeks ended February 22, 2003 was $8.6 million compared to $1.8 million for the thirteen weeks ended February 28, 2004, a decrease of $6.8 million or 79.1%. The thirteen weeks contained significantly higher sales in 2004 compared to the year prior, largely attributed to an additional week in the 2004 period, an approximate 11.5% increase in boxed beef and beef product prices and the inclusion of sales from National Carriers business acquired in March 2003. Domestic market demand for beef products was seasonally improved in 2004 over the prior period, in spite of increased prices. We believe we are currently in the peak range of live cattle prices and trough range of cattle supplies. The thirteen weeks ended February 28, 2004 as a whole showed slightly improved gross margins over the prior year period, even after the initial effects of the discovery of BSE in a single dairy animal in Washington state in December 2003. This improvement was partially due to the inclusion of National Carriers, Inc. which contributed $1.4 million of operating income for the thirteen weeks ended February 28, 2004.

Total costs and expenses as a percent of sales were 99.0% for the twelve weeks ended February 22, 2003 and 99.2% for the thirteen weeks ended February 28, 2004, generating a decrease in operating income of $0.8 million. Primarily as a result of the Transaction, interest expense increased by $4.7 million and depreciation and amortization expense increased $0.7 million for the thirteen weeks ended February 28, 2004 as compared to the twelve weeks ended February 22, 2003.

Net Sales. Net sales were $824.7 million for the twelve weeks ended February 22, 2003 compared to $932.0 million for the thirteen weeks ended February 28, 2004, an increase of $107.3 million or 13.0%. The increase resulted primarily from an additional week in the thirteen week period ending February 28, 2004, and the associated increase in the number of cattle processed of approximately 3.0%, compared to the twelve week period ending February 22, 2003, as well as an approximate 11.5% increase in average net selling price of beef products and the inclusion of sales from National Carriers.

Cost of Sales. Cost of sales was $807.2 million for the twelve weeks ended February 22, 2003 compared to $913.4 million for the thirteen weeks ended February 28, 2004, an increase of $106.2 million or 13.2%. The increase resulted primarily from an additional week in the period ending February 28, 2004 compared to the twelve week period ending February 22, 2003 as well as an approximate 11.3% increase in average cattle prices over the previous year, despite a lower of cost or market writedown of $12.8 million related to BSE.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.4 million for the twelve weeks ended February 22, 2003 compared to $6.6 million for the thirteen weeks ended February 28, 2004, an increase of $1.2 million or 22.2%. The increase resulted largely from the additional $0.5 million of selling, general and administrative expenses associated with National Carriers included in the thirteen weeks ended February 28, 2004 as well as $0.5 million in additional costs due to an additional week in the thirteen weeks ended February 28, 2004.

Depreciation and Amortization Expense. Depreciation and amortization expenses were $4.3 million for the twelve weeks ended February 22, 2003 compared to $5.0 million for the thirteen weeks ended February 28, 2004, an increase of $0.7 million or 16.3%. The increase is attributable to an additional week of depreciation and amortization of approximately $0.4 million, $0.4 million associated with National Carriers and $0.5 million of incremental amortization related to the Transaction in the thirteen weeks ended February 28, 2004 compared to the prior year. Depreciation expense was reduced by approximately $0.9 million in the thirteen weeks ended February 28, 2004 as a result of a catch-up adjustment for estimates that had been utilized in the calculations for depreciation expense prior to the thirteen weeks ended February 28, 2004 in connection with the step-up in values of property, plant and equipment as a result of the Transaction.

Operating Income. Operating income was $7.9 million for the twelve weeks ended February 22, 2003 compared to $7.1 million for the thirteen weeks ended February 28, 2004, a decrease of $0.8 million or 10.1%. Among the reasons for the decrease were the effects of BSE on the industry as well as additional selling, general and administrative expenses, positively offset by strong domestic demand characteristics for beef products. Operating income, as a percentage of net sales, was 1.0% for the twelve weeks ended February 22, 2003 and 0.8% for the thirteen weeks ended February 28, 2004.

Interest Expense. Interest expense was $1.3 million for the twelve weeks ended February 22, 2003 compared to $6.0 million for the thirteen weeks ended February 28, 2004, an increase of $4.7 million. The increase was due primarily to the higher level of borrowings in the thirteen weeks ended February 28, 2004 as a result of the Transaction as well as the additional week in the period.

Other, net. Other, net was $2.4 million for the twelve weeks ended February 22, 2003 compared to $1.4 million for the thirteen weeks ended February 28, 2004, a decrease of $1.0 million. In 2003 we received approximately $2.2 million as a result of settlement of a vitamin supplement anti-trust litigation. In 2004, we received $1.2 million through the demutualization of a company which held annuities for NBP employees.

Income Tax Expense. Income tax expense was negligible for the twelve weeks ended February 22, 2003 compared to $0.5 million for the thirteen weeks ended February 28, 2004, an increase of $0.5 million. The increase was primarily due to the acquisition of National Carriers, Inc. and the associated income tax expense on income from that entity, which is organized as a C Corporation.

Twenty-five weeks ended February 22, 2003 compared to twenty-six weeks ended February 28, 2004

General. The net income for the twenty-five weeks ended February 22, 2003 was $24.7 million compared to $20.8 million for the twenty-six weeks ended February 28, 2004, a decrease of $3.9 million or 15.8%. The single largest factor in the decrease was the $9.6 million increase in interest expense. While sales and cost of sales were higher, principally due to the higher live cattle prices and corresponding higher selling prices of beef products, the current period ended February 28, 2004 includes an additional week. Operating income increased $7.3 million or 29.0% over the prior year period. For the period as a whole, in spite of somewhat tighter cattle supplies and the corresponding higher cattle prices, market demand characteristics for beef products continued to be strong enough to more than offset the increases.

Net sales. Net sales for the twenty-five weeks ended February 22, 2003 were $1,644.0 million compared to $1,990.3 million for the twenty-six weeks ended February 28, 2004, an increase of $346.3 million or 21.1%. The majority of this increase was due to an approximate 23.2% increase in selling prices for beef products, the additional week in 2004 and the inclusion of $62.5 million in revenue from National Carriers.

Cost of sales. Cost of sales for the twenty-five weeks ended February 22, 2003 were $1,598.8 million compared to $1,933.5 million for the twenty-six weeks ended February 28, 2004, an increase of $334.7 million or 20.9%. The majority of the increase in cost of sales came as a result of a 25.3% increase in the average price of cattle, despite a lower of cost or market writedown of $12.8 million related to BSE in the 2004 period. A portion of the increase was also attributed to the additional week and the additional costs related to National Carriers, partially offset by an approximate 4.4% decrease in average live cattle weights.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the twenty-five weeks ended February 22, 2003 were $11.0 million compared to $12.7 million for the twenty-six weeks ended February 28, 2004, an increase of $1.7 million or 15.5%. Approximately $0.6 million of the increase is attributable to the selling, general and administrative expenses of National Carriers included in the twenty-six weeks ended February 28, 2004. The additional week in the twenty-six weeks ended February 28, 2004 also resulted in approximately $0.5 million in higher costs. For the twenty-six weeks ended February 28, 2004 after giving effect to the additional week, bank charges increased approximately $0.3 million and payroll and related expenses increased approximately $0.2 million compared to the twenty-five weeks ended February 22, 2003.

Depreciation and Amortization Expense. Depreciation and amortization expenses for the twenty-five weeks ended February 22, 2003 were $9.0 million compared to $11.6 million for the twenty-six weeks ended February 28, 2004, an increase of $2.6 million or 28.9%. The majority of the increase is attributable to the additional depreciation and amortization incurred as a result of the Transaction. In addition, approximately $0.4 million of the increase was due to the additional week in the twenty-six weeks ended February 28, 2004.

Operating Income. Operating income for the twenty-five weeks ended February 22, 2003 was $25.2 million compared to $32.5 million for the twenty-six weeks ended February 28, 2004, an increase of $7.3 million or 29.0%. The increase was due to improved margins resulting from favorable market conditions for beef products. Operating income, as a percentage of net sales, was 1.5% for the twenty-five weeks ended February 22, 2003 and 1.6% for the twenty-six weeks ended February 28, 2004.

Interest Expense. Interest expense for the twenty-five weeks ended February 22, 2003 was $2.6 million compared to $12.2 million for the twenty-six weeks ended February 28, 2004, an increase of $9.6 million. This increase is due primarily to the increased borrowings and higher average interest rates attributable to the Transaction.

Other, net. Other, net was $2.6 million for the twenty-five weeks ended February 22, 2003 compared to $1.8 million for the twenty-six weeks ended February 28, 2004, a decrease of $0.8 million or 30.8%. In 2003 we received approximately $2.2 million as a result of settlement of a vitamin supplement anti-trust litigation. In 2004, we received $1.2 million through the demutualization of a company which held annuities for NBP employees.

Income Tax Expense. Income tax expense was negligible for the twenty-five weeks ended February 22, 2003 compared to $0.9 million for the twenty-six weeks ended February 28, 2004, an increase of $0.9 million. The increase was primarily due to the acquisition of National Carriers, Inc. and the associated income tax expense on income from that entity, which is organized as a C Corporation.

Segment Results

The following table represents segment results for the periods indicated (in thousands):

	Predecessor Entity	Successor Entity
	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries
	12 weeks ended February 22, 2003	13 weeks ended February 28, 2004
Net sales
Core Beef	$824,802	$947,098
Other	8,765	41,316
Eliminations	(8,822)	(56,378)

Total	$824,745	$932,036

Depreciation and amortization
Core Beef	4,128	4,332
Other	174	632

Total	4,302	4,964

Operating income
Core Beef	7,444	4,770
Other	478	2,308

Total	7,922	7,078

Interest income	129	163
Interest expense	(1,257)	(5,950)
Other income	1,917	1,241

Minority interest	(90)	(190)

Total income before taxes	$8,621	$2,342

Core Beef

Net Sales. Net sales for Core Beef were $824.8 million for the twelve weeks ended February 22, 2003 compared to $947.1 million for the thirteen weeks ended February 28, 2004, an increase of $122.3 million or 14.8%. The increase resulted primarily from an approximate 11.5% increase in the average net selling price of cattle processed, as well as a slight increase in the number of cattle processed due to an additional week in the period.

Depreciation and amortization. Depreciation and amortization for Core Beef was $4.1 million for the twelve weeks ended February 22, 2003 compared to $4.3 million for the thirteen weeks ended February 28, 2004, an increase of $0.2 million or 4.9%. The increase came primarily as a result of the additional week in the period and the additional depreciation from the allocation of purchase price under the Transaction to property, plant and equipment and the amortization of intangible assets identified in the purchase accounting under the Transaction. Depreciation expense was reduced by approximately $0.9 million in the thirteen weeks ended February 28, 2004 as a result of a catch-up adjustment for estimates that had been utilized in the calculations for depreciation expense prior to the thirteen weeks ended February 28, 2004 in connection with the step-up in values of property, plant and equipment as a result of the Transaction.

Operating income. Operating income for Core Beef was $7.4 million for the twelve weeks ended February 22, 2003 compared to $4.8 million for the thirteen weeks ended February 28, 2004, a decrease of $2.6 million or 35.1%. The decrease was due primarily to the increased cost of cattle and higher fixed costs including depreciation, selling, general and administrative expenses as well as utility costs, partially offset by increased selling prices per head.

Other

Net Sales. Net sales for Other were $8.8 million for the twelve weeks ended February 22, 2003 compared to $41.3 million for the thirteen weeks ended February 28, 2004, an increase of $32.5 million. The increase was primarily a result of the acquisition of National Carriers, Inc. in March 2003.

Depreciation and amortization. Depreciation and amortization for Other was $0.2 million for the twelve weeks ended February 22, 2003 compared to $0.6 million for the thirteen weeks ended February 28, 2004, an increase of $0.4 million. The increase was primarily a result of the depreciation attributed to assets acquired with National Carriers, Inc. in March 2003.

Operating income. Operating income for Other was $0.5 million for the twelve weeks ended February 22, 2003 compared to $2.3 million for the thirteen weeks ended February 28, 2004, an increase of $1.8 million. The increase was due primarily to the acquisition of National Carriers, Inc. in March 2003.

The following table represents segment results for the periods indicated (in thousands):

	Predecessor Entity	Successor Entity
	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries
	25 weeks ended February 22, 2003	26 weeks ended February 28, 2004
Net sales
Core Beef	$1,642,094	$2,029,998
Other	15,487	81,875
Eliminations	(13,600)	(121,531)

Total	1,643,981	1,990,342

Depreciation and amortization
Core Beef	8,591	10,226
Other	362	1,394

Total	8,953	11,620

Operating income
Core Beef	24,619	29,158
Other	629	3,366

Total	25,248	32,524

Interest income	321	318
Interest expense	(2,637)	(12,194)
Other income	1,894	1,284

Minority interest	(101)	(198)

Total income before taxes	$24,725	$21,734

Core Beef

Net Sales. Net sales for Core Beef were $1,642.1 million for the twenty-five weeks ended February 22, 2003 compared to $2,030.0 million for the twenty-six weeks ended February 28, 2004, an increase of $387.9 million or 23.6%. The increase resulted primarily from an approximate 23.2% increase in the average net selling price of cattle processed, as well as a slight increase in the number of cattle processed due to an additional week in the period.

Depreciation and amortization. Depreciation and amortization for Core Beef was $8.6 million for the twenty-five weeks ended February 22, 2003 compared to $10.2 million for the twenty-six weeks ended February 28, 2004, an increase of $1.6 million or 18.6%. The increase came as a result of the additional week in the period along with the effect of new capital projects placed in service and the additional depreciation from the allocation of purchase price under the Transaction to property, plant and equipment and the amortization of intangible assets identified in the purchase accounting under the Transaction.

Operating income. Operating income for Core Beef was $24.6 million for the twenty-five weeks ended February 22, 2003 compared to $29.2 million for the twenty-six weeks ended February 28, 2004, an increase of $4.6 million or 18.7%. The increase was due primarily to the increased selling prices per head partially offset by increased raw material costs and higher fixed costs including depreciation, selling, general and administrative expenses as well as utility costs.

Other

Net Sales. Net sales for Other were $15.5 million for the twenty-five weeks ended February 22, 2003 compared to $81.9 million for the twenty-six weeks ended February 28, 2004, an increase of $66.4 million. The increase was primarily a result of the acquisition of National Carriers, Inc. in March 2003.

Depreciation and amortization. Depreciation and amortization for Other was $0.4 million for the twenty-five weeks ended February 22, 2003 compared to $1.4 million for the twenty-six weeks ended February 28, 2004, an increase of $1.0 million. The increase was primarily a result of the depreciation attributed to assets acquired with National Carriers, Inc. in March 2003.

Operating income. Operating income for Other was $0.6 million for the twenty-five weeks ended February 22, 2003 compared to $3.4 million for the twenty-six weeks ended February 28, 2004, an increase of $2.8 million. The increase was due primarily to the acquisition of National Carriers, Inc. in March 2003.

Liquidity and Capital Resources

As of February 28, 2004, we had net working capital of $154.1 million, which included $1.7 million in distributions payable, and cash and cash equivalents of $23.6 million. At August 30, 2003, we had net working capital of $132.6 million, which included $22.4 million in distributions payable, and cash and cash equivalents of $31.3 million. Our primary sources of liquidity are cash flows from operations and available borrowings under our amended credit facility.

As of February 28, 2004, we had $329.4 million of long-term debt, of which $8.0 million was classified as a current liability. As of February 28, 2004, there were outstanding borrowings of $33.1 million, outstanding letters of credit of $32.0 million and available borrowings of $74.9 million under our $140.0 million amended credit facility. Borrowings under our amended credit facility have funded our working capital requirements, capital expenditures and other general corporate purposes.

In addition to outstanding borrowings on the amended credit facility, we had outstanding borrowings under industrial revenue bonds of $13.9 million, the senior notes of $160.0 million, term loans of $121.9 million and capital lease and other obligations of $0.5 million as of February 28, 2004.

We believe that available borrowings under our amended credit facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.

The following is a reconciliation of EBITDA to net income for the specified periods:

	Predecessor Entity	Successor Entity	Predecessor Entity	Successor Entity
	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries
	12 weeks ended February 22, 2003	13 weeks ended February 28, 2004	25 weeks ended February 22, 2003	26 weeks ended February 28, 2004
Net income	$8,614,439	$1,792,539	$24,713,032	$20,835,732
Interest income	(128,867)	(162,713)	(321,097)	(318,552)
Interest expense	1,256,639	5,949,729	2,636,747	12,193,954
Depreciation and amortization	4,302,272	4,963,771	8,953,469	11,620,373
Taxes	6,602	549,376	12,069	898,400

EBITDA(1)	$14,051,085	$13,092,702	$35,994,220	$45,229,907

(1)	EBITDA represents earnings before net interest, taxes, depreciation and amortization. EBITDA is presented because management believes that it is helpful to investors, securities analysts and other interested parties in evaluating our performance as compared to the performance of other companies in our industry. EBITDA, with adjustments specified in our amended credit facility, is also the basis for calculating our financial debt covenants under our amended credit facility and for calculating whether we may incur additional indebtedness under the indenture governing our senior notes. Accordingly, management believes that EBITDA is a useful indicator of our ability to incur and service debt obligations. EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States of America. It should not be considered an alternative to net income or income from operations or any other measure of performance derived in accordance with generally accepted accounting principles. Our computation of EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate EBITDA in the same fashion.

Operating Activities

Net cash provided by operating activities in the twenty-five weeks ended February 22, 2003 was $10.7 million compared to $22.8 million in the twenty-six weeks ended February 28, 2004, primarily the result of lower net working capital changes in the period.

Investing Activities

Net cash used in investing activities was $14.8 million in the twenty-five weeks ended February 22, 2003 compared to $14.6 million in the twenty-six weeks ended February 28, 2004. This decrease in cash used was primarily attributable to an increase in proceeds received from sale of property, plant and equipment.

Financing Activities

Net cash provided through financing activities was $1.2 million in the twenty-five weeks ended February 22, 2003 compared to a use of $15.9 million in the twenty-six weeks ended February 28, 2004. The change was largely attributed to a $13.1 million increase in cash distributions for member taxes and a $4.0 million decrease in revolving credit borrowings.

Bank Covenant Compliance

Our amended senior credit facility contains covenants that limit our ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters. In addition, this facility also contains financial covenants currently requiring us to:

•	Not exceed a maximum funded debt to EBITDA ratio of 4.25x;

•	Not exceed a maximum senior secured funded debt to EBITDA ratio of 2.50x;

•	Maintain a minimum four quarter EBITDA of $90 million; and

•	Not fall below a minimum fixed charge coverage ratio of 1.15x.

As defined in our amended credit facility, EBITDA contains specified adjustments. On February 28, 2004, we were in compliance with all financial covenant ratios.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51, which they subsequently revised in December 2003. As revised, the Interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The revised Interpretation applies to all VIEs no later than the end of the first reporting period that ends after March 15, 2004 and to VIEs considered special purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. The adoption of this Interpretation is not expected to have a material affect on our consolidated financial statements or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The principal market risks affecting our business are exposure to changes in prices for commodities, such as livestock and boxed beef.

Commodities. We use various raw materials, many of which are commodities. Raw materials are generally available from several different sources, and we presently believe that we can obtain them as needed. Commodities are subject to price fluctuations that may create price risk. When appropriate, we may hedge commodities in order to mitigate this price risk. While this may tend to limit our ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices. We reflect commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of operations as a component of costs of goods sold.

We purchase cattle for use in our processing businesses. When appropriate, we enter into forward purchase contracts at prices determined prior to the delivery of the cattle. The commodity price risk associated with these activities can be hedged by selling (or buying) the underlying commodity, or by using an appropriate commodity derivative instrument. The particular hedging instrument we use depends on a number of factors, including availability of appropriate derivative instruments.

We sell commodity beef products in our business. Commodity beef products are subject to price fluctuations that may create price risk. When appropriate, we enter into forward sales contracts at prices determined prior to shipment. While this may tend to limit our ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity beef prices. We reflect commodity contract gains and losses as adjustments to the basis of underlying commodities sold; gains or losses are recognized in the statement of operations as a component of net sales.

We may use futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we account for futures contracts and firm commitments at fair value. SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of the firm commitments are recorded to income and expense in the period of change.

Foreign Operations. Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk. Although we operate in international markets including Japan and South Korea, product sales are predominately made in United States dollars and therefore currency risks are limited.

Interest Rates. As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have short-term and long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date. Short-term debt also includes our revolving credit line used to finance working capital requirements, capital expenditures and general corporate purposes.

Our exposure to these aforementioned market risks has not materially changed since August 30, 2003.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no significant changes in our internal controls over financial reporting subsequent to November 29, 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 5, “Contingencies” to our consolidated financial statements included in Part I- Item 1 of this Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits

10.1	First Amendment dated as of January 28, 2004 to the Third Amended and Restated Credit Agreement dated as of August 6, 2003

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Beef Packing Company, LLC

By:	/s/ JOHN R. MILLER
John R. Miller Chief Executive Officer and Manager (Principal Executive Officer)

By:	/s/ JAY D. NIELSEN
Jay D. Nielsen Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 13, 2004