Form 10-Q/A
period 2004-02-28
NATIONAL BEEF PACKING CO LLC
filed 2004-04-14
CIK 1273784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this amendment is to correct the amounts representing “Cash paid during the period for interest” and “Cash paid during the period for taxes” for the 26 weeks ended February 28, 2004 on the Company’s Consolidated Statement of Cash Flows contained in Part I, Item 1 of Form 10-Q for the quarter ended February 28, 2004 (the “Original Form 10-Q”). Pursuant to SEC regulations, this Form 10-Q/A amends and restates in its entirety Part I, Item 1 and Part II, Item 6 of the Original Form 10-Q. All other information contained in the Original Form 10-Q remains unchanged.

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Predecessor Entity	Successor Entity
	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries
	25 weeks ended February 22, 2003 (unaudited)	26 weeks ended February 28, 2004 (unaudited)
Cash flows from operating activities:
Net income	$24,713,032	$20,835,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,953,469	11,620,373
Loss on disposal of property, plant, and equipment	2,554	32,508
Minority interest	101,345	98,363
Change in assets and liabilities:
Accounts receivable	(15,177,236)	12,691,306
Due from affiliates	12,536	(891,817)
Other receivables	176,326	602,771
Inventories	(5,029,231)	4,101,034
Deposits	(590,612)	12,392
Other assets	(2,096,431)	(352,908)
Accounts payable	4,549,640	(2,164,277)
Due to affiliates	(2,521,459)	255,706
Accrued compensation and benefits	(9,381,823)	(12,894,781)
Accrued insurance	3,004,519	(2,971,915)
Accrued expenses and liabilities	3,359,875	(2,295,364)
Cattle purchases payable	598,813	(5,917,772)

Net cash provided by operating activities	$10,675,337	$22,761,350

Cash flows from investing activities:
Capital expenditures, including interest capitalized	(15,034,308)	(15,151,587)
Proceeds from sale of property, plant, and equipment	280,120	519,459

Net cash used in investing activities	$(14,754,188)	$(14,632,128)

Cash flows from financing activities:
Net receipts under revolving credit lines and note payable	21,305,784	17,266,151
Partnership distributions	(20,094,880)	—
Member distributions	—	(33,157,735)

Net cash provided/(used) in financing activities	$1,210,904	$(15,891,584)

Effect of exchange rate changes on cash	2,233	9,159

Net decrease in cash	(2,865,714)	(7,753,203)
Cash and cash equivalents at beginning of period	30,746,504	31,303,596

Cash and cash equivalents at end of period	$27,880,790	$23,550,393

Cash paid during the period for interest	$2,543,995	$11,143,081

Cash paid during the period for taxes	$12,069	$368,745

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits

10.1	First Amendment dated as of January 28, 2004 to the Third Amended and Restated Credit Agreement dated as of August 6, 2003 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2004, filed with the commission on April 13, 2004).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(B)	Reports on Form 8-K

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

Date: April 14, 2004