Form 10-Q
period 2004-05-29
NATIONAL BEEF PACKING CO LLC
filed 2004-07-13
CIK 1273784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no market for the Registrant’s equity. As of July 12, 2004, there were 121,849,626 Class A units and 18,810,045 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “National Beef,” “NBP,” “Company,” “we,” “our,” and “us” refer to National Beef Packing Company, LLC and its consolidated subsidiaries.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	May 29, 2004 (unaudited)	August 30, 2003
Assets
Current assets:
Cash and cash equivalents	$23,751	$31,304
Accounts receivable, less allowance for returns and doubtful accounts of $6,400 and $5,134, respectively	159,834	155,858
Due from affiliates	1,804	732
Other receivables	3,191	4,143
Inventories	86,809	77,587
Deposits	20,761	20,768
Other current assets	8,369	9,932

Total current assets	304,519	300,324

Property, plant and equipment, at cost	234,100	212,272
Less accumulated depreciation	16,662	1,751

Net property, plant, and equipment	217,438	210,521

Goodwill	78,858	78,858
Other intangibles, net of accumulated amortization of $1,318 and $196, respectively	30,443	31,565
Other assets	7,702	8,553

	$638,960	$629,821

Liabilities and Partners’/Members’ Capital
Current liabilities:
Current installments of long-term debt	$8,728	$6,608
Cattle purchases payable	49,674	48,416
Accounts payable – trade	33,589	36,925
Due to affiliates	356	383
Accrued compensation and benefits	10,250	21,026
Accrued insurance	13,683	16,639
Other accrued expenses and liabilities	18,425	15,309
Distributions payable	6,449	22,386

Total current liabilities	141,154	167,692

Long-term debt, excluding current installments	328,517	305,480
Other liabilities	2,689	3,311

Total liabilities	472,360	476,483

Minority interest	529	419
Capital subject to redemption	59,466	53,623
Partners’/Members’ capital:
Partners’/Members’ capital	106,593	99,297
Accumulated other comprehensive income (loss)	12	(1)

Total Partner’s/Members’ capital	106,605	99,296
Commitments and contingencies	—	—

	$638,960	$629,821

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statement of Operations

(in thousands)

	Successor Entity	Predecessor Entity	Successor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	13 weeks ended May 29, 2004 (unaudited)	14 weeks ended May 31, 2003 (unaudited)	39 weeks ended May 29, 2004 (unaudited)	39 weeks ended May 31, 2003 (unaudited)
Net sales	$1,018,740	$999,079	$3,009,082	$2,643,060
Costs and expenses:
Cost of sales	987,084	967,558	2,918,517	2,566,372
Selling, general, and administrative	8,582	7,871	23,347	18,836
Depreciation and amortization	5,090	5,469	16,710	14,423

Total costs and expenses	1,000,756	980,898	2,958,574	2,599,631

Operating income	17,984	18,181	50,508	43,429
Other income (expense):
Interest income	119	115	438	436
Interest expense	(6,295)	(1,445)	(18,489)	(4,082)
Minority owners’ interest in net (income) loss of Kansas City Steak, LLC	(12)	27	(210)	(74)
Equity in loss of aLF Ventures, LLC	(149)	(252)	(655)	(978)
Other, net	188	158	1,977	2,778

Income before taxes	11,835	16,784	33,569	41,509
Income tax benefit (expense)	(641)	2	(1,539)	(10)

Net income	$11,194	$16,786	$32,030	$41,499

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(in thousands)

	Successor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	39 weeks ended May 29, 2004 (unaudited)	39 weeks ended May 31, 2003 (unaudited)
Cash flows from operating activities:
Net income	$32,030	$41,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,710	14,423
Loss on disposal of property, plant, and equipment	123	7
Minority interest	110	34
Change in assets and liabilities:
Accounts receivable	(3,976)	(25,673)
Due from affiliates	(1,072)	165
Other receivables	952	(2,233)
Inventories	(9,222)	(7,589)
Deposits	7	(927)
Other assets	2,414	(2,349)
Accounts payable	(1,719)	2,613
Due to affiliates	(27)	(2,452)
Accrued compensation and benefits	(10,776)	(4,446)
Accrued insurance	(2,956)	6,736
Accrued expenses and liabilities	2,494	2,295
Cattle purchases payable	115	(558)

Net cash provided by operating activities	$25,207	$21,545

Cash flows from investing activities:
Capital expenditures, including interest capitalized	(23,835)	(28,233)
Acquisition of business	—	(5,025)
Proceeds from sale of property, plant, and equipment	1,207	320

Net cash used in investing activities	$(22,628)	$(32,938)

Cash flows from financing activities:
Net receipts under revolving credit lines and note payable	25,157	18,289
Change in overdraft balances	(474)	7,637
Partnership distributions	—	(19,931)
Member distributions	(34,828)	—

Net cash (used in)/provided by financing activities	$(10,145)	$5,995

Effect of exchange rate changes on cash	13	1

Net decrease in cash	(7,553)	(5,397)
Cash and cash equivalents at beginning of period	31,304	30,746

Cash and cash equivalents at end of period	$23,751	$25,349

Cash paid during the period for interest	$12,616	$3,779

Cash paid during the period for taxes	$598	$26

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements for the fiscal year ended August 30, 2003 (“Prospectus”) on file with the Securities and Exchange Commission (“SEC”) in the prospectus filed on April 2, 2004 pursuant to Rule 424(b)(3). The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

As described in Note 3 to the Consolidated Financial Statements for the fiscal year ended August 30, 2003 set forth in the Prospectus, effective August 7, 2003, U.S. Premium Beef, Ltd. acquired a controlling interest in Farmland National Beef Packing Company, L.P. (“FNBPC” or “Predecessor”) and formed National Beef Packing Company, LLC (“NBP” or “Successor”) in a transaction accounted for as a purchase (the “Transaction”). As a result of the Transaction, the consolidated financial information for the thirteen and thirty-nine weeks ended May 29, 2004 (Successor Period) is presented on a new basis of accounting and is, therefore, not comparable to the consolidated financial information for the fourteen and thirty-nine week periods ended May 31, 2003 (Predecessor Period).

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

(2) Inventories

Inventories at May 29, 2004 and August 30, 2003 consisted of the following (in thousands):

	May 29, 2004	August 30, 2003
Dressed and boxed beef	$68,310	$60,781
Beef by-products	9,061	8,738
Supplies	9,438	8,068

Total inventory	$86,809	$77,587

(3) Acquisition of National Carriers, Inc.

On March 28, 2003, FNBPC acquired National Carriers, Inc. (“National Carriers”), a refrigerated and livestock contract carrier service with terminals in Liberal, Kansas; Dallas, Texas; and Denison, Iowa, for approximately $13.4 million, including the assumption of approximately $8.4 million of indebtedness. The purchase price has been allocated to the assets acquired and liabilities assumed and the operating results of National Carriers are reflected in NBP’s consolidated financial statements subsequent to the date of acquisition. The pro forma effect of this acquisition was not material to the consolidated financial statements of NBP for the thirty-nine weeks ended May 31, 2003.

(4) Comprehensive Income

Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	Successor Entity	Predecessor Entity	Successor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	13 weeks ended May 29, 2004	14 weeks ended May 31, 2003	39 weeks ended May 29, 2004	39 weeks ended May 31, 2003
Net income	$11,194	$16,786	$32,030	$41,499
Other comprehensive income (loss):
Foreign currency translation adjustments	4	(1)	13	1

Comprehensive income	$11,198	$16,785	$32,043	$41,500

(5) Contingencies

On July 1, 2002, a lawsuit was filed against the Predecessor, ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. The plaintiffs seek damages in excess of $50.0 million from all defendants as a group on behalf of the class. FNBPC answered the complaint and joined with the three other defendants in moving to dismiss this action. An amended complaint was filed and FNBPC joined in the other defendants’ motion to dismiss. The joint motion to dismiss was denied, and the judge ruled that the plaintiffs adequately alleged a violation of the Packers and Stockyards Act of 1921. The case was certified as a class-action matter in June, 2004. Accordingly, the lawsuit will proceed to trial. Management believes that FNBPC acted properly and lawfully in dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

NBP is also a party to a number of other lawsuits and claims arising out of the operation of our business. Management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

(6) Capital Subject to Redemption

At any time after certain dates, the earliest being August 6, 2008, the latest being August 6, 2011, certain members of management and/or NBPCo Holdings have the right to request that NBP repurchase their interests, the value of which is to be determined pursuant to a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause the Company to retain a financial advisor to sell the Company at such price and on such terms and conditions as may be approved by the requesting members. NBP accounts for changes in the redemption value of these interests by accreting the change over the period from the date of issuance to the earliest redemption date of the interest using the interest method. At May 29, 2004, the “Capital subject to redemption” was revalued by an independent appraisal process, and the value was determined to be $54.8 million. Under the interest method, the carrying value of the “Capital subject to redemption” has been reduced by approximately $0.2 million to $59.5 million, as reflected in the accompanying Consolidated Balance Sheet as of May 29, 2004.

(7) Segments

The Company reports in two business segments: Core Beef and Other. The Company measures segment profit as operating income.

Core Beef—the majority of NBP’s revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries.

Other—the Other segment of NPB consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company and Kansas City Steak Company, LLC, a portion control steak cutting operation.

The following table represents segment results for the periods indicated (in thousands):

	Successor Entity	Predecessor Entity	Successor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	13 weeks ended May 29, 2004	14 weeks ended May 31, 2003	39 weeks ended May 29, 2004	39 weeks ended May 31, 2003
Net sales
Core Beef	$1,032,582	$1,000,452	$3,062,580	$2,642,546
Other	41,558	29,065	123,433	44,552
Eliminations	(55,400)	(30,438)	(176,931)	(44,038)

Total	$1,018,740	$999,079	$3,009,082	$2,643,060

Operating income
Core Beef	16,251	18,096	45,409	42,715
Other	1,733	85	5,099	714

Total	17,984	18,181	50,508	43,429

Interest income	119	115	438	436
Interest expense	(6,295)	(1,445)	(18,489)	(4,082)
Other income (expense)	39	(94)	1,322	1,800

Minority interest income (loss)	(12)	27	(210)	(74)

Total income before taxes	$11,835	$16,784	$33,569	$41,509

	May 29, 2004	May 31, 2003
Assets
Core Beef	$613,810	$433,215
Other	27,086	21,056
Eliminations	(1,936)	(4,329)

Total	$638,960	$449,942

(8) United States BSE Outbreak

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for Bovine Spongiform Encephalopathy, or BSE. The origin of the animal was subsequently traced to a farm in Canada. Shortly after the announcement, several countries representing a substantial share of NBP’s export business closed their borders to the importation of edible beef products from the United States. Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% within 3 days. In the fiscal year ended August 30, 2003, NBP’s total export sales were approximately 17.2% of total sales, including sales of non-food beef products such as hides.

During the second quarter we recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December. These charges, recorded in sales and cost of sales in our Consolidated Statement of Operations, reflect: (1) volatility in the U.S. markets for finished goods and live cattle, with an impact noted in immediate margin erosion resulting from a rapid fall in cutout or sales values; (2) some product already destined for foreign markets re-routed for resale in the U.S., generally at prices lower than their original export value; and (3) lower value for certain inventory items which had been in the production pipeline and had not yet left the U.S. as they have no comparable domestic market. Certain by-products have been classified as Specified Risk Materials (“SRMs”), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries. The impacts of BSE were positively offset, in part, by strong domestic demand for beef products.

In addition, the USDA and the Food Safety Inspection Service (FSIS) published new regulations in response to the discovery of BSE in the state of Washington. These new regulations, among other things, govern the removal of SRMs during slaughter, cover the ban on the slaughtering of non-ambulatory animals for human food use, set forth the prohibition on the production of mechanically separated meat and ban certain techniques used in the slaughter process. The USDA also issued a notice announcing that FSIS inspectors will not mark ambulatory cattle that have been targeted for BSE surveillance testing as “inspected and passed” until negative test results are obtained. We do not anticipate that these new regulations, individually or in the aggregate, will have a material adverse effect on our business.

While exports of some beef products have commenced once again to Mexico, we cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions. Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef industry. Fed cattle slaughter levels in the United States for the thirteen weeks ended May 29, 2004 fell approximately 5.6% below year-ago levels, reflecting constrained cattle supplies and reduced demand for export products.

The United States Department of Agriculture (USDA) has published a proposed rule revising its policy to keep the U.S. border closed to live animals for processing in the U.S. The comment period for this proposed rule closed on April 7, 2004 and publication of a final rule was anticipated within a reasonable time following closure of the comment period. In the interim, Ranchers Cattlemen Action Legal Fund United Stockgrowers of America (“R-CALF” - a northern states cattle producer’s organization) was successful in obtaining an injunction against the USDA allowing importation of certain beef products produced in Canada pursuant to this rule, because USDA did not follow the “Administrative Procedures Act” prior to issuing its order allowing such action. The injunction has slowed progress toward publication of any final rule, which now is not expected until late July or August at the earliest.

A United States/Japanese Commission was formed to look at the optimal “science based” approach to resolving the issues between the U.S. and Japan. The commission is expected to hold its last meeting in mid-to-late July. Following this meeting, it is anticipated that trade representatives from the United States and Japan will continue their discussions on reopening of the Japanese market to imported beef products from the United States. However, we are not able to predict when or if those discussions will achieve that result.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations and consolidation among our customers. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Please review the “Risk Factors” in our prospectus filed with the SEC on April 2, 2004 pursuant to Rule 424(b)(3) (“Prospectus”) for other important factors that could cause actual results to differ materially from those in any such forward-looking statements.

Outlook

Continued short supplies of live cattle available for slaughter as well as the lack of key export markets for sale of beef products have pressured industry margins for the latter part of our third quarter and the early part of our fourth quarter, compared to the same period in the prior year. These conditions lead us to believe that the results of the thirteen weeks ending August 28, 2004 may not compare favorably with the results of the thirteen weeks ended August 30, 2003.

Recent Developments

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for Bovine Spongiform Encephalopathy, or BSE. The origin of the animal was subsequently traced to a farm in Canada. Shortly after the announcement, several countries representing a substantial share of NBP’s export business closed their borders to the importation of edible beef products from the United States. Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% within 3 days. In the fiscal year ended August 30, 2003, NBP’s total export sales were approximately 17.2% of total sales, including sales of non-food beef products such as hides.

During the second quarter we recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December. These charges, recorded in sales and cost of sales in our Consolidated Statement of Operations, reflect: (1) volatility in the U.S. markets for finished goods and live cattle, with an impact noted in immediate margin erosion resulting from a rapid fall in cutout or sales values; (2) some product already destined for foreign markets re-routed for resale in the U.S., generally at prices lower than their original export value; and (3) lower value for certain inventory items which had been in the production pipeline and had not yet left the U.S. as they have no comparable domestic market. Certain by-products have been classified as Specified Risk Materials (“SRMs”), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries. The impacts of BSE were positively offset, in part, by strong domestic demand for beef products.

In addition, the USDA and the Food Safety Inspection Service (FSIS) published new regulations in response to the discovery of BSE in the state of Washington. These new regulations, among other things, govern the removal of SRMs during slaughter, cover the ban on the slaughtering of non-ambulatory animals for human food use, set forth the prohibition on the production of mechanically separated meat and ban certain techniques used in the slaughter process. The USDA also issued a notice announcing that FSIS inspectors will not mark ambulatory cattle that have been targeted for BSE surveillance testing as “inspected and passed” until negative test results are obtained. We do not anticipate that these new regulations, individually or in the aggregate, will have a material adverse effect on our business.

While exports of some beef products have commenced once again to Mexico, we cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions. Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef industry. Fed cattle slaughter levels in the United States for the thirteen weeks ended May 29, 2004 fell approximately 5.6% below year-ago levels, reflecting constrained cattle supplies and reduced demand for export products.

The United States Department of Agriculture (USDA) has published a proposed rule revising its policy to keep the U.S. border closed to live animals for processing in the U.S. The comment period for this proposed rule closed on April 7, 2004 and publication of a final rule was anticipated within a reasonable time following closure of the comment period. In the interim, Ranchers Cattlemen Action Legal Fund United Stockgrowers of America (“R-CALF” - a northern states cattle producer’s organization) was successful in obtaining an injunction against the USDA allowing importation of certain beef products produced in Canada pursuant to this rule, because USDA did not follow the “Administrative Procedures Act” prior to issuing its order allowing such action. The injunction has slowed progress toward publication of any final rule, which now is not expected until late July or August at the earliest.

A United States/Japanese Commission was formed to look at the optimal “science based” approach to resolving the issues between the U.S. and Japan. The commission is expected to hold its last meeting in mid-to-late July. Following this meeting, it is anticipated that trade representatives from the United States and Japan will continue their discussions on reopening of the Japanese market to imported beef products from the United States. However, we are not able to predict when or if those discussions will achieve that result.

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

On December 21, 2003, a new four year collective bargaining agreement was ratified with the United Food and Commercial Workers and approximately 2,800 employees at the Liberal, Kansas facility.

As described in Note 3 to the Consolidated Financial Statements for the fiscal year ended August 30, 2003 set forth in the Prospectus, effective August 7, 2003, U.S. Premium Beef, Ltd. acquired a controlling interest in Farmland National Beef Packing Company, L.P. (“FNBPC” or “Predecessor”) and formed National Beef Packing Company, LLC (“NBP” or “Successor”) in a transaction accounted for as a purchase (the “Transaction”).

On March 28, 2003, FNBPC acquired National Carriers, Inc. (“National Carriers”), a refrigerated and livestock contract carrier service with terminals in Liberal, Kansas; Dallas, Texas; and Denison, Iowa, for approximately $13.4 million, including the assumption of approximately $8.4 million of indebtedness. The purchase price has been allocated to the assets acquired and liabilities assumed and the operating results of National Carriers are reflected in NBP’s consolidated financial statements subsequent to the date of acquisition.

Results of Operations

Thirteen weeks ended May 29, 2004 compared to fourteen weeks ended May 31, 2003

General. Net income for the thirteen weeks ended May 29, 2004 was $11.2 million compared to $16.8 million for the fourteen weeks ended May 31, 2003, a decrease of $5.6 million or 33.3%. The thirteen weeks in 2004 contained higher sales compared to the prior year period due to an approximate 8.3% increase in boxed beef and beef product prices, and the inclusion of sales from National Carriers for the full quarter in 2004 compared to partial quarter inclusion in 2003. Tighter cattle supplies and the loss of key export markets due to BSE pressured beef margins, which were somewhat offset by the reduced number of cattle processed due to one less week in the current period.

Total costs and expenses as a percent of sales remained relatively stable at 98.2% for both the thirteen weeks ended May 29, 2004 and the fourteen weeks ended May 31, 2003, while operating income decreased $0.2 million. Interest expense increased by $4.9 million primarily as a result of the Transaction for the thirteen weeks ended May 29, 2004, as compared to the fourteen weeks ended May 31, 2003. Depreciation and amortization expense decreased $0.4 million due to one less week in the thirteen week period ending May 29, 2004, partially offset by increases resulting from the Transaction.

Net Sales. Net sales were $1,018.7 million for the thirteen weeks ended May 29, 2004 compared to $999.1 million for the fourteen weeks ended May 31, 2003, an increase of $19.6 million or 2.0%. The increase resulted primarily from an approximate 8.3% increase in boxed beef and beef product prices despite the loss of key export markets, and the full period inclusion of sales from National Carriers, somewhat offset by an approximate 4.7% reduction in the number of cattle processed due to one less week in the current quarter.

Cost of Sales. Cost of sales was $987.1 million for the thirteen weeks ended May 29, 2004 compared to $967.6 million for the fourteen weeks ended May 31, 2003, an increase of $19.5 million or 2.0%. The increase resulted primarily from an approximate 9.5% increase in average cattle prices over the previous year due to fewer live cattle available for slaughter, offset by one less week in the current period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.6 million for the thirteen weeks ended May 29, 2004 compared to $7.9 million for the fourteen weeks ended May 31, 2003, an increase of $0.7 million or 8.9%. The current year reflects an increase in professional and contract services of $0.9 million and an additional $0.5 million of selling, general and administrative expenses associated with the full period inclusion of National Carriers, partly offset by approximately $0.6 million due to one less week in the current period.

Depreciation and Amortization Expense. Depreciation and amortization expenses were $5.1 million for the thirteen weeks ended May 29, 2004 compared to $5.5 million for the fourteen weeks ended May 31, 2003, a decrease of $0.4 million or 7.3%. The decrease is attributable to one less week of depreciation in the thirteen week period ending May 29, 2004, offset by $0.4 million of incremental amortization resulting from the Transaction.

Operating Income. Operating income was $18.0 million for the thirteen weeks ended May 29, 2004 compared to $18.2 million for the fourteen weeks ended May 31, 2003, a decrease of $0.2 million or 1.1%. The thirteen weeks ended May 29, 2004 as a whole showed slightly improved gross margins over the prior year period, offset by higher selling, general and administrative expenses. This improvement was due to the full period inclusion of National Carriers, Inc. counterbalanced by a decline in the operating income of our beef plants due to difficult market conditions in the beef industry. Operating income, as a percentage of net sales, was 1.8% for both the thirteen weeks ended May 29, 2004 and the fourteen weeks ended May 31, 2003.

Interest Expense. Interest expense was $6.3 million for the thirteen weeks ended May 29, 2004 compared to $1.4 million for the fourteen weeks ended May 31, 2003, an increase of $4.9 million. The increase was due primarily to the higher level of borrowings in the thirteen weeks ended May 29, 2004 as a result of the Transaction, somewhat offset by one less week recorded in the current period.

Income Tax Expense. Income tax expense of $0.6 million for the thirteen weeks ended May 29, 2004 compared to an income tax benefit that was negligible for the fourteen weeks ended May 31, 2003, an increase of $0.6 million. The increase was primarily due to the acquisition of National Carriers and the associated income tax expense on income from that entity, which is organized as a C Corporation.

Thirty-nine weeks ended May 29, 2004 compared to thirty-nine weeks ended May 31, 2003

General. Net income for the thirty-nine weeks ended May 29, 2004 was $32.0 million compared to $41.5 million for the thirty-nine weeks ended May 31, 2003, a decrease of $9.5 million or 22.9%. The single largest factor in the decrease was the $14.4 million increase in interest expense. Sales and cost of sales were higher, principally due to the higher live cattle prices and higher selling prices of beef products resulting from strong domestic beef demand. Operating income increased $7.1 million or 16.4% over the prior year period, partially due to the full period inclusion of National Carriers. For the period as a whole, in spite of somewhat tighter cattle supplies and the corresponding higher live cattle prices, market demand for beef products continued to be strong enough to offset virtually all of these increases, even with the loss of key export markets for most of the period.

Net sales. Net sales for the thirty-nine weeks ended May 29, 2004 were $3,009.1 million compared to $2,643.1 million for the thirty-nine weeks ended May 31, 2003, an increase of $366.0 million or 13.8%. The majority of this increase was due to an approximate 17.7% increase in selling prices for beef products, partially offset by lower weights on live cattle which translates to fewer pounds of beef products sold in the period, and the full period inclusion of sales from National Carriers.

Cost of sales. Cost of sales for the thirty-nine weeks ended May 29, 2004 were $2,918.5 million compared to $2,566.4 million for the thirty-nine weeks ended May 31, 2003, an increase of $352.1 million or 13.7%. The majority of the increase in cost of sales came as a result of a 19.7% increase in the average price of cattle, partially offset by an approximate 3.5% decrease in average live cattle weights. A portion of the increase was also attributed to the full period additional costs related to National Carriers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the thirty-nine weeks ended May 29, 2004 were $23.3 million compared to $18.8 million for the thirty-nine weeks ended May 31, 2003, an increase of $4.5 million or 23.9%. Approximately $3.1 million of the increase is attributable to the selling, general and administrative expenses of National Carriers included in the thirty-nine weeks ended May 29, 2004. Additionally, for the current year, professional and contract services increased $0.9 million and payroll and related expenses increased approximately $0.5 million compared to the thirty-nine weeks ended May 31, 2003.

Depreciation and Amortization Expense. Depreciation and amortization expenses for the thirty-nine weeks ended May 29, 2004 were $16.7 million compared to $14.4 million for the thirty-nine weeks ended May 31, 2003, an increase of $2.3 million or 16.0%. The majority of the increase is attributable to the additional depreciation and amortization incurred as a result of the Transaction.

Operating Income. Operating income for the thirty-nine weeks ended May 29, 2004 was $50.5 million compared to $43.4 million for the thirty-nine weeks ended May 31, 2003, an increase of $7.1 million or 16.4%. The increase was due to improved sales values resulting from favorable market conditions and domestic demand for beef products and the full period inclusion of National Carriers for the thirty-nine weeks ended May 29, 2004. Operating income, as a percentage of net sales, was 1.7% for the thirty-nine weeks ended May 29, 2004 and 1.6% for the thirty-nine weeks ended May 31, 2003.

Interest Expense. Interest expense for the thirty-nine weeks ended May 29, 2004 was $18.5 million compared to $4.1 million for the thirty-nine weeks ended May 31, 2003, an increase of $14.4 million. This increase is due primarily to the increased borrowings and higher average interest rates attributable to the Transaction.

Other, net. Other, net was $2.0 million for the thirty-nine weeks ended May 29, 2004 compared to $2.8 million for the thirty-nine weeks ended May 31, 2003, a decrease of $0.8 million or 28.6%. In 2004, we received $1.2 million through the demutualization of a company which held annuities for NBP employees. In 2003, we received approximately $2.2 million as a result of settlement of a vitamin supplement anti-trust litigation.

Income Tax Expense. Income tax expense was $1.5 million for the thirty-nine weeks ended May 29, 2004 compared to a negligible amount for the thirty-nine weeks ended May 31, 2003, an increase of $1.5 million. The increase was primarily due to the acquisition of National Carriers and the associated income tax expense on income from that entity, which is organized as a C Corporation.

Segment Results

The Company reports in two business segments: Core Beef and Other. The Company measures segment profit as operating income.

Core Beef—the majority of NBP’s revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries.

Other—the Other segment of NPB consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company and Kansas City Steak Company, LLC, a portion control steak cutting operation.

The following table represents segment results for the periods indicated (in thousands):

	Successor Entity	Predecessor Entity	Successor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	13 weeks ended May 29, 2004	14 weeks ended May 31, 2003	39 weeks ended May 29, 2004	39 weeks ended May 31, 2003
Net sales
Core Beef	$1,032,582	$1,000,452	$3,062,580	$2,642,546
Other	41,558	29,065	123,433	44,552
Eliminations	(55,400)	(30,438)	(176,931)	(44,038)

Total	$1,018,740	$999,079	$3,009,082	$2,643,060

Operating income
Core Beef	16,251	18,096	45,409	42,715
Other	1,733	85	5,099	714

Total	17,984	18,181	50,508	43,429

Interest income	119	115	438	436
Interest expense	(6,295)	(1,445)	(18,489)	(4,082)
Other income (expense)	39	(94)	1,322	1,800

Minority interest income (loss)	(12)	27	(210)	(74)

Total income before taxes	$11,835	$16,784	$33,569	$41,509

	May 29, 2004	May 31, 2003
Assets
Core Beef	$613,810	$433,215
Other	27,086	21,056
Eliminations	(1,936)	(4,329)

Total	$638,960	$449,942

Thirteen weeks ended May 29, 2004 compared to fourteen weeks ended May 31, 2003

Core Beef

Net Sales. Net sales for Core Beef were $1032.6 million for the thirteen weeks ended May 29, 2004 compared to $1,000.5 million for the fourteen weeks ended May 31, 2003, an increase of $32.1 million or 3.2%. The increase resulted primarily from an approximate 8.3% increase in the average net selling price of beef products despite the loss of key export markets due to BSE, somewhat offset by an approximate 4.7% reduction in the number of cattle processed due to one less week in the current period.

Operating income. Operating income for Core Beef was $16.3 million for the thirteen weeks ended May 29, 2004 compared to $18.1 million for the fourteen weeks ended May 31, 2003, a decrease of $1.8 million or 9.9%. The decrease resulted primarily from pressured margins in the beef industry over the previous year and one less week of processing in the thirteen weeks ended May 31, 2003.

Other

Net Sales. Net sales for Other were $41.6 million for the thirteen weeks ended May 29, 2004 compared to $29.1 million for the fourteen weeks ended May 31, 2003, an increase of $12.5 million or 43.0%. The increase was primarily a result of the acquisition of National Carriers in March 2003.

Operating income. Operating income for Other was $1.7 million for the thirteen weeks ended May 29, 2004 compared to $0.1 million for the fourteen weeks ended May 31, 2003, an increase of $1.6 million. The increase was due primarily to the acquisition of National Carriers in March 2003, which contributed an additional $1.5 million in operating income as compared to the same period a year ago.

Thirty-nine weeks ended May 29, 2004 compared to thirty-nine weeks ended May 31, 2003

Core Beef

Net Sales. Net sales for Core Beef were $3,062.6 million for the thirty-nine weeks ended May 29, 2004 compared to $2,642.5 million for the thirty-nine weeks ended May 31, 2003, an increase of $420.1 million or 15.9%. The increase resulted primarily from an approximate 17.7% increase in the average net selling price of beef products, offset by a 1.6% reduction in the number of cattle processed and despite the loss of key export markets due to BSE.

Operating income. Operating income for Core Beef was $45.4 million for the thirty-nine weeks ended May 29, 2004 compared to $42.7 million for the thirty-nine weeks ended May 31, 2003, an increase of $2.7 million or 6.3%. The increase was due primarily to improved demand for beef products partially offset by increased raw material costs. Operating income in the current year was further reduced by higher selling, general and administrative expense and depreciation and amortization expense.

Other

Net Sales. Net sales for Other were $123.4 million for the thirty-nine weeks ended May 29, 2004 compared to $44.6 million for the thirty-nine weeks ended May 31, 2003, an increase of $78.8 million. The increase was primarily a result of the acquisition of National Carriers in March 2003.

Operating income. Operating income for Other was $5.1 million for the thirty-nine weeks ended May 29, 2004 compared to $0.7 million for the thirty-nine weeks ended May 31, 2003, an increase of $4.4 million. The acquisition of National Carriers in March 2003 contributed an additional $3.9 million of operating income in the current year.

Liquidity and Capital Resources

As of May 29, 2004, we had net working capital of $163.4 million, which included $6.4 million in distributions payable, and cash and cash equivalents of $23.8 million. At August 30, 2003, we had net working capital of $132.6 million, which included $22.4 million in distributions payable, and cash and cash equivalents of $31.3 million. Our primary sources of liquidity are cash flows from operations and available borrowings under our amended credit facility.

As of May 29, 2004, we had $337.2 million of long-term debt, of which $8.7 million was classified as a current liability. As of May 29, 2004, there were outstanding borrowings of $42.6 million, outstanding letters of credit of $33.0 million and available borrowings of $64.4 million under our $140.0 million amended credit facility. Borrowings under our amended credit facility have funded our working capital requirements, capital expenditures and other general corporate purposes.

In addition to outstanding borrowings under our amended credit facility, we had outstanding borrowings under industrial revenue bonds of $13.9 million, senior notes of $160.0 million, term loans of $120.3 million and capital leases and other obligations of $0.4 million as of May 29, 2004.

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

The following is a reconciliation of EBITDA to net income for the specified periods (in thousands):

	Successor Entity	Predecessor Entity	Successor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	13 weeks ended May 29, 2004	14 weeks ended May 31, 2003	39 weeks ended May 29, 2004	39 weeks ended May 31, 2003
Net income	$11,194	$16,786	$32,030	$41,499

Interest income	(119)	(115)	(438)	(436)
Interest expense	6,295	1,445	18,489	4,082
Depreciation and amortization	5,090	5,469	16,710	14,423
Taxes expense (benefit)	641	(2)	1,539	10

EBITDA(1)	$23,101	$23,583	$68,330	$59,578

(1)	EBITDA represents earnings before net interest, taxes, depreciation and amortization. EBITDA is presented because management believes that it is helpful to investors, securities analysts and other interested parties in evaluating our performance as compared to the performance of other companies in our industry. EBITDA, with adjustments specified in our amended credit facility, is also the basis for calculating our financial debt covenants under our amended credit facility and for calculating whether we may incur additional indebtedness under the indenture governing our senior notes. Accordingly, management believes that EBITDA is a useful indicator of our ability to incur and service debt obligations. EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States of America. It should not be considered an alternative to net income or income from operations or any other measure of performance derived in accordance with generally accepted accounting principles. Our computation of EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate EBITDA in the same fashion.

Operating Activities

Net cash provided by operating activities in the thirty-nine weeks ended May 29, 2004 increased to $25.2 million compared to $21.5 million in the thirty-nine weeks ended May 31, 2003, primarily the result of a decrease in working capital used, offset by lower net income in the current year period.

Investing Activities

Net cash used in investing activities was $22.6 million in the thirty-nine weeks ended May 29, 2004 compared to $32.9 million in the thirty-nine weeks ended May 31, 2003. This decrease in cash used was primarily attributable to $4.4 million less in expenditures for property, plant and equipment in the current year, and the acquisition of National Carriers in March 2003.

Financing Activities

Net cash used through financing activities was $10.1 million in the thirty-nine weeks ended May 29, 2004 compared to net cash provided through financing activities of $6.0 million in the thirty-nine weeks ended May 31, 2003. The change was attributed to a $14.9 million increase in cash distributions for member taxes and an $8.1 million reduction in the overdraft balance, offset by a $6.9 million increase in revolving credit borrowings.

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

As defined in our amended credit facility, EBITDA contains specified adjustments. On May 29, 2004, we were in compliance with all financial covenant ratios.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The principal market risks affecting our business are exposure to changes in prices for commodities, such as livestock and boxed beef, and interest rate risk.

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

We may use futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we account for futures contracts and their related firm commitments, which have not been designated as a normal sale or purchase, at fair value. SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instruments and the offsetting gains and losses associated with changes in the market value of the firm commitments are recorded to income and expense in the period of change.

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

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen weeks ended May 29, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 5, “Contingencies” to our consolidated financial statements included in Part I- Item 1 of this Form 10-Q.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

During the quarter ended May 29, 2004, the Company furnished a Report on Form 8-K under Item 9, dated April 13, 2004, relating to the conference call to discuss the Company’s second quarter financial performance.

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

Date: July 13, 2004