Form 10-K
period 2004-08-28
NATIONAL BEEF PACKING CO LLC
filed 2004-11-23
CIK 1273784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 333-111407

NATIONAL BEEF PACKING COMPANY, LLC
(Exact name of registrant as specified in its charter)

DELAWARE	48-1129505
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

12200 North Ambassador Drive
Kansas City, MO 64163
(Address of principal executive offices)

Telephone: (800) 449-2333
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None Securities registered pursuant to Section 12(g) of the Act:  None

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

                There is no market for the Registrant's equity.  As of February 27, 2004, there were 121,849,626 Class A units and 18,810,045 Class B units outstanding.

TABLE OF CONTENTS

 PART I.

MARKET AND INDUSTRY DATA AND FORECASTS

Market data and certain industry forecasts used throughout this report were obtained from internal surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable based upon our management's knowledge of the industry, have not been independently verified. Forecasts are particularly likely to be inaccurate, especially over long periods of time. In addition, we do not know what assumptions regarding general economic growth were used in preparing the forecasts we cite.

----------------------------------

Unless the context indicates or otherwise requires, the terms "National Beef," "NBP," "Company," "we," "our," and "us" refer to National Beef Packing Company, LLC and its consolidated subsidiaries.  As used in this report, the term "U.S. Premium Beef" refers to U.S. Premium Beef, LLC, a Delaware limited liability company.  As used in this report, the terms "FYE" and "fiscal year ended" refer to our fiscal year, which ends on the last Saturday in August.

 PART I

ITEM 1.  BUSINESS

General

We are the fourth largest beef processing company in the United States, accounting for 11.7% of the United States fed cattle processed in our FYE 2004. We process, package and deliver fresh beef for sale to customers in the United States and international markets. Our products include boxed beef and beef by-products, such as hides and offal. In addition, we sell value-added beef products including branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. We market our products to retailers, distributors, food service providers and the United States military. In FYE 2004, we processed in excess of three million fed cattle at our facilities and generated total net sales of $4.1 billion.  Our relationship with our majority owner, U.S. Premium Beef, facilitates a vertically integrated business model and provides us with a significant portion of the high-quality cattle used in our boxed beef and value-added products.

U.S. Premium Beef was formed as a Kansas cooperative in July 1996 by shareholders consisting entirely of cattle ranchers and feedlot owners and operators. U.S. Premium Beef's shareholders benefit from its supplier alliance with us through (i) premiums received in excess of market prices for higher quality cattle, (ii) patronage dividends, (iii) potential share price appreciation, and (iv) information that permits shareholders to make informed production decisions.  On August 18, 2004, U.S. Premium Beef's shareholders approved the merger of the cooperative into a wholly-owned subsidiary, U.S. Premium Beef, Inc., a Delaware corporation, with the merger to be effective as of the end of the cooperative's current fiscal year. The Delaware corporation, in a statutory conversion authorized under Delaware law, was subsequently converted into a Delaware limited liability company.  The business of the cooperative will be continued in the limited liability company form of business organization.

Steven D. Hunt, one of our three managers and the Chief Executive Officer of U.S. Premium Beef, has over 22 years of experience in the beef industry. Mr. Hunt has been an integral member of our team and has helped to increase our supply of high-quality cattle by facilitating the growth of the membership base at U.S. Premium Beef.

On June 12, 2003, U.S. Premium Beef entered into an agreement with Farmland Industries, Inc. ("Farmland") to acquire all of the partnership interests in us held by Farmland.  U.S. Premium Beef formed NB Acquisition, LLC ("NB Acquisition") to consummate the acquisition. To finance the acquisition, U.S. Premium Beef, NBPCo Holdings, LLC ("NBPCo Holdings") and certain members of our management team purchased equity in NB Acquisition, LLC ("NB Acquisition") for $46.0 million in cash.  We issued $160.0 million of Senior Notes ("Senior Notes"), amended our credit facility and transferred a portion of the proceeds of the offering of the Senior Notes and borrowings under our amended credit facility to NB Acquisition.

Subsequently, NB Acquisition merged into us, and we then converted into a limited liability company under Delaware law.  These transactions closed on August 6, 2003.  We continue to hold all of the same assets we held before the consummation of the transactions, including equity in our subsidiaries, except that we transferred to Farmland a 49% interest in our subsidiary National Beef aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC.  Farmland has a right to request that we repurchase this interest at fair market value any time from July 2006 to July 2008.   If we do not repurchase the interest, we agree to put the entire interest up for sale.   Throughout this report, we refer to the acquisition of Farmland's direct and indirect interest in us as the "Acquisition" and all of the transactions described above as the "Transaction."

BSE and Related Export Bans

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for bovine spongiform encephalopathy ("BSE").  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries representing a substantial share of NBP's export business closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials ("SRMs"), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries

In addition, the USDA and the Food Safety Inspection Service (FSIS) published new regulations in response to the discovery of BSE in the state of Washington.  These new regulations, among other things, govern the removal of SRMs during slaughter, cover the ban on the slaughtering of non-ambulatory animals for human food use, set forth the prohibition on the production of mechanically separated meat and ban certain techniques used in the slaughter process.  The USDA also issued a notice announcing that FSIS inspectors will not mark ambulatory cattle that have been targeted for BSE surveillance testing as "inspected and passed" until negative test results are obtained.  While exports of some beef products have commenced once again to Mexico, we cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions.

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals, which occurred in May 2003 following the discovery of BSE in Alberta that same month, tightened the U.S. cattle supply; the U.S. border opened to Canadian produced boxed beef in September  2003, while the ban on importation of Canadian livestock was maintained.

The USDA has published a proposed rule revising its policy to keep the U.S. border closed to live Canadian animals for processing in the U.S.  The comment period for this proposed rule closed on April 7, 2004 and publication of a final rule was anticipated within a reasonable time following closure of the comment period.  In the interim, Ranchers Cattlemen Action Legal Fund United Stockgrowers of America ("R-CALF" -  a northern states cattle producer's organization) was successful in obtaining an injunction against the USDA allowing importation of certain beef products produced in Canada pursuant to this rule, because the USDA did not follow the "Administrative Procedures Act" prior to issuing its order allowing such action.  The final rule is drafted and is being reviewed within the USDA.  It is expected to be sent to the federal government Office of Management and Budget ("OMB") after the U. S. presidential election.  OMB could take up to 90 days to return it to the USDA, but many expect the final rule to be published before the end of the year with the Canadian markets opening in the first quarter of calendar 2005, although we can provide no assurance that this will occur.

On October 23, 2004, the USDA announced that Japan and the U.S. had reached an agreement on opening the border for export to Japan.  Over the coming months, many details will have to be worked out by both governments.  Part of the agreement involves the tracking of animals of known age from the ranch so that only meat from animals less than 21 months of age can be shipped to Japan.  It may require considerable effort and resources for NBP to develop and implement such a system over the coming months.  It is expected that the markets will begin to open for some products in the first quarter of calendar 2005, although no assurance can be given that this will occur. We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef industry or on our operations.

On November 18, 2004, the USDA announced that inconclusive, preliminary test results may have identified a second case of BSE in the U.S., but meat from the suspected animal has not entered the food chain.  It could be up to approximately seven days before conclusive test results may be available.  The preliminary tests are in an early stage of screening, which is designed to be extremely sensitive in order to detect the disease.  No quarantines have been established, and the USDA spokesperson stated that, "USDA remains confident in the safety of the U.S. beef supply."  Announcements of these inconclusive, preliminary results can be expected from time to time as a result of the sensitivity of the new screening regime.  The impact on the market created by such uncertainty is not possible to predict.

Industry Overview

Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world. In 2003, approximately 26.2 billion pounds of beef were produced in the U.S. Beef production, from the birth of the animal to the delivery of meat products to the end distributor is comprised of two primary segments: production and processing. The production segment raises cattle for slaughter and the processing segment slaughters cattle and packages beef for delivery to end distributors.  A typical 1,200 pound animal yields about 580 pounds of saleable meat in addition to by-products.  Cattle supply in the beef industry typically follows a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. This cycle is unique to cattle as other animals can either generate multiple offspring or have shorter incubation periods.  There are 66 major federally inspected processing plants in the U.S.

Beef carcasses are fabricated into boxed beef cuts for sale to retailers and food service operators who further process the cuts for sale to consumers. We estimate that approximately 80% of beef sold in the U.S. is sold as boxed beef.  Recently, meat processors have begun slicing and repackaging cuts, thereby reducing the amount of handling by the end retailer. These case-ready products may be placed directly into the retail display case for selection by the consumer. Case-ready products allow retail stores to shift butcher shop square footage to revenue-generating activities, reduce labor costs and workplace injuries associated with slicing beef, and potentially reduce food safety liability.

The domestic beef industry is characterized by prices that change daily based on seasonal consumption patterns and overall supply and demand for beef and other proteins in the United States and abroad. In general, domestic and worldwide consumer demand for beef products determines beef processors' long-term demand for cattle, which is filled by feedlot operators. In order to operate profitably, beef processors seek to acquire cattle at the lowest possible costs and to minimize processing costs by maximizing plant operating rates. Cattle prices vary over time and are affected by inventory levels, the production cycle, weather, feed prices and other factors.

In FYE 2004, approximately 26.5 million fed cattle were processed in the United States.  In recent periods, demand for beef products in the United States has been relatively stable, with population growth the primary factor in determining increased aggregate demand.  The domestic beef industry faced several challenges in the last year, directly related to BSE.  The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals which occurred in May 2003 following the discovery of BSE in Alberta that same month tightened the U.S. cattle supply; and, although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. beef industry continued at a price disadvantage while the ban on importation of Canadian livestock was maintained.   This continued closure of the U.S. border to Canadian livestock has resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.  In addition, the closure of most foreign markets to U.S. beef following the discovery of a single dairy cow in Washington state infected with BSE on December 23, 2003 and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head enjoyed by the U.S. packing industry.  All of these challenges resulted in tremendous volatility in the U.S. livestock market prices during FYE 2003, and the instability carried into FYE 2004.

On October 23, 2004, the USDA announced that Japan and the U.S. had reached an agreement on opening the border for export to Japan.  Over the coming months, many details will have to be worked out by both governments.  Part of the agreement involves the tracking of animals of known age from the ranch so that only meat from animals less than 21 months of age can be shipped to Japan.  It may require considerable effort and resources for NBP to develop and implement such a system over the coming months.  It is expected that the markets will begin to open for some products in the first quarter of calendar 2005, although no assurance can be given that this will occur.

On November 18, 2004, the USDA announced that inconclusive, preliminary test results may have identified a second case of BSE in the U.S., but meat from the suspected animal has not entered the food chain.  It could be up to approximately seven days before conclusive test results may be available.  The preliminary tests are in an early stage of screening, which is designed to be extremely sensitive in order to detect the disease.  No quarantines have been established, and the USDA spokesperson stated that, "USDA remains confident in the safety of the U.S. beef supply."  Announcements of these inconclusive, preliminary results can be expected from time to time as a result of the sensitivity of the new screening regime.  The impact on the market created by such uncertainty is not possible to predict.

Business Strategy

Increase our Supplier Alliances.     We intend to continue to increase the number of high-quality cattle that we purchase from supplier alliances to increase revenue and improve profitability. The cattle we purchase through supplier alliances, such as our relationship with U.S. Premium Beef, are purchased on either a value-based formula, which sets the price for carcasses according to both quality and yield, or a secondary-market basis, whereby we purchase cattle from suppliers outside of our primary supply territory. We believe that these purchasing methods allow us to increase the percentage of high-quality cattle that we process relative to our total cattle processed.  The percent of cattle we purchase pursuant to each of these methods fluctuates from period to period.  From FYE 1992 to FYE 2004, we have increased the number of cattle we purchase on either a value-based formula or a secondary market basis to approximately 58.9% of our total cattle purchased in FYE 2004.  Based on our experience and on actual results, we believe that these purchasing methods allow us to increase the percentage of high-quality cattle that we process relative to our total cattle processed.  We have focused on building relationships with and educating our suppliers on the mutual benefits of these purchasing methods and believe that we will be able to increase our high-quality cattle purchases utilizing these methods in the future.

Continue to Improve Operating Efficiencies.     We plan to continue to focus on increasing our profit margins by improving operating efficiencies and increasing our processing yields. Over the past ten years, we have invested over $245 million and successfully expanded our processing facilities, creating an efficient and high volume business. We are continuing a $60 million expansion project at our Dodge City, Kansas processing facility in order to enhance the facility's efficiency.  This initiative is expected to increase the capacity of the Dodge City facility by approximately 46% and total capacity by approximately 16%.  The capital expenditures for this initiative include items such as a new material handling facility, expanded carcass cooler facilities, expanded rendering capacity, additional boiler capacity, improved and expanded water and waste water capabilities, expanded welfare areas, increased employee parking and miscellaneous related expenses.

Pursue Strategic Acquisitions.     Our management team has a history of successfully executing and integrating acquisitions in core or complementary businesses. We intend to continue to evaluate and selectively pursue acquisitions, particularly of underperforming processing facilities, which we believe are strategically important based on their potential to: (i) meet our customers' needs, (ii) diversify our product offerings and customer base, (iii) broaden our geographic production and distribution platform and (iv) increase cash flow.  We may pursue any such acquisitions subject to the covenants contained in our debt agreements.

Competitive Strengths

Vertically Integrated Business Model.    U.S. Premium Beef supplies cattle to National Beef.  In connection with the cooperative's purchase of its interest in Farmland National Beef, U.S. Premium Beef obtained the right, and became subject to the obligation, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef's ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  U.S. Premium Beef's ownership of and contractual supply relationship with us enhances our ability to deliver a consistent, high-quality, value-added product to our customers. U.S. Premium Beef is a limited liability company and its owners and associates currently consist entirely of cattle ranchers and feedlot owners and operators. In FYE 2004, U.S. Premium Beef provided us with approximately 18.4% of our total cattle requirements. We believe this supply relationship with U.S. Premium Beef provides us with significant competitive advantages; including: (i) consistently supplying high-quality cattle, and (ii) an ability to consistently provide our customers with higher margin, value-added products.

Modern and Efficient Facilities.    We have invested more than $245 million since 1995 to modernize our facilities, expand capacity and increase the rate at which our cattle are processed. These facility upgrades and expansions have enabled us to more than double the number of cattle we process. We believe that our beef processing facilities in Liberal, Kansas and Dodge City, Kansas are among the largest, most modern and efficient processing facilities in the United States. At these two facilities combined, we process over 11,000 cattle per day. We believe that our efficiency improvements at these facilities have allowed us to achieve higher capacity utilization rates, lower operating costs and higher operating margins than those of our major competitors. Furthermore, these efficiencies have helped us increase our market share of the United States supply of fed cattle processed from approximately 7.5% in 1997 to approximately 11.7% in 2004. Our two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows us to serve customers, such as Wal-Mart, in this growing niche market. In addition, our facilities are strategically located to enable us to source cattle and beef products efficiently and to effectively serve our customers.

Significant Value-Added Product Portfolio.    Our value-added product portfolio consists of branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. Our total value-added sales were approximately $897.3 million in FYE 2004, comprising approximately 21.9% of our total net sales. In FYE 2004, our value-added products contributed up to three times the gross margin of our traditional boxed beef products and represent a substantial portion of our profitability.  Prior to the discovery of a single dairy cow in Washington state infected with BSE on December 23, 2003, our chilled and frozen export beef products, which primarily consist of premium cuts, had been our primary export to the international beef market, particularly to Japan. Notwithstanding our loss of export markets in Japan and South Korea for part of FYE 2004, we have increased our sales of value-added products by $94.2 million from FYE 2003 to FYE 2004.

Focus on Food Safety.    We have continually focused on food safety. Our processing facilities utilize our proprietary BioLogic® Food Safety System to facilitate the production of clean, fresh, safe and high-quality beef products. Each of our processing facilities is divided into five zones that separate different stages of the production process and minimize the risk of contamination. We continually test our products and are capable of discerning the time and zone of any potential contamination.

We believe that we are an industry leader in developing new food safety technologies. aLF is a new food safety technology that has been found to eliminate 99% of harmful bacteria found on beef products in tests conducted at California Polytechnic State University. Through our indirect interest in aLF Ventures, LLC, we are currently working to commercialize aLF.    For example, we have filed for regulatory approval in Canada, we are in the process of filing for regulatory approval for use in poultry processing, and we are investing in research relating to use with packaging materials and working to improve in-plant testing.  We have an indirect interest in aLF Ventures, LLC, a joint venture that we founded with DMV USA LP, a subsidiary of Campina Melkunie BV, the Netherlands' largest dairy cooperative. We hold our interest in aLF Ventures, LLC, through our subsidiary, National Beef aLF, LLC, which holds an aggregate 47.5% interest in aLF Ventures, LLC.    As part of the Transaction, we transferred to Farmland a 49% interest in National Beef aLF, LLC.  As such, we currently hold an approximate 24% indirect interest in aLF Ventures, LLC.

aLF Ventures, LLC has an exclusive worldwide license to use aLF for food safety purposes on meat, dairy, produce and animal feed products. aLF has been given "Generally Recognized as Safe" status by the USDA for use in processing beef carcasses. aLF represents a potential break-through in food safety. We believe that the use of aLF, in conjunction with current chemical and thermal treatments, could eliminate almost all harmful bacteria on beef at the time it leaves the processing plant.  However, aLF Ventures, LLC may not be able to commercially develop aLF into a product capable of achieving future revenues.

Supplier, Customer and Channel Diversification.    Our beef processing facilities are located in southwest Kansas, and our primary market area for the purchase of cattle includes Kansas, Texas and Oklahoma.  According to information from the USDA, cattle on feed in the Kansas, Texas and Oklahoma area represent approximately 52% of the fed cattle marketed in the U.S. during 2003.  The close proximity of our facilities to large supplies of cattle gives our buyers the ability to visit feedlots on a regular basis, which enables us to develop strong working relationships with our suppliers.  Additionally, the close proximity of our facilities to large supplies of cattle encourages our suppliers to tailor their production decisions to efficiently meet the demands of our customers, reduces our reliance on any one cattle supplier and lowers our transportation costs. In FYE 2004, excluding our supply arrangement with U.S. Premium Beef, our largest supplier accounted for 6.1% of our total purchases and our top 25 suppliers accounted for 39.6% of our total purchases.

We also have a diversified sales mix across distribution channels and customers. This approach provides multiple avenues of potential growth and reduces our dependence on any one market or customer. We sell our products to retailers, distributors, food service providers, further processors, the United States military and through other channels. In FYE 2004, approximately 50% of our total net sales were to retailers and 30% to food service providers. Across these channels, we serve over 800 customers, which represent most major retailers and food service providers in the U.S. In FYE 2004, no one customer represented more than 3.3% of total net sales, other than Wal-Mart and its affiliate Sam's Club, which together represented 9.1% of our total net sales. Our top 10 customers represented 31.4% of total net sales in FYE 2004.

Experienced Management.    We are led by an experienced management team with, on average, over 20 years of experience in the beef processing industry. John R. Miller, our Chief Executive Officer, has over 25 years of experience in the beef processing industry. Mr. Miller has been recognized by Forbes magazine for his achievements and leadership within our industry. He has assembled a team of professionals, including our President, Timothy M. Klein, who have worked together over the past 13 years in developing our company into a profitable and premium supplier of beef products.

Description of Business Segments

The Company reports in two business segments:  Core Beef and Other.  The Company measures segment profit as operating income.

Core Beef

Products, Sales and Marketing

The majority of our revenues are generated from the sale of fresh meat either as a boxed beef product or a case-ready product. These products accounted for approximately 89% of our revenues in FYE 2004. In addition, we sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries. We also sell cattle hides primarily to the clothing and automotive industries for both domestic and international use. We emphasize the sale of higher-margin, branded beef products, and we market these products under several brand names, including National Black Angus Beef, Black Canyon® Angus Beef, Certified Premium Beef, Naturewell® Natural Beef, Certified Angus Beef, Certified Angus Beef Prime and Certified Hereford Beef.

Our focus continues to be adding further processing, specialized cutting, packaging and other value-added components to our products that generate higher profitability. In 2001, we opened two state-of-the-art case-ready facilities, which enabled us to expand margins by adding value to the beef we process. Our case-ready operations further process our boxed beef products, as well as third-party pork products, by trimming and cutting our products into individual portions. These portions are then packaged in a solution which is oxygenated and sealed in a plastic case to increase the shelf-life of these products by up to five times versus traditional packaging methods.

During FYE 2004, we sold our beef products to more than 800 customers located in 25 countries. We market our beef products through several channels, including:

•     national and regional retailers, including supermarket chains, independent grocers, club stores and wholesale distributors such as Sam's Club, Royal Ahold, Winn-Dixie and Albertson's;

•     national retailers such as Wal-Mart, who purchase a substantial portion of our case-ready and branded products;

•     the food service industry, including food service distributors, and hotel chains and other institutional customers such as U.S. Foodservice, Sysco, and MBM Corporation;

•     further processors, including Oscar-Mayer and ConAgra; and

•     international markets, including Mexico, South Korea, Japan, China and Hong Kong. Subsequent to the December 23, 2003 discovery of a single case of BSE in Washington state, export beef products are currently limited to boxed beef products from cattle younger than 30 months to Mexico and other limited, smaller foreign markets.  Many international importers, such as Japan and South Korea (who were two of our largest export markets in FYE 2003), closed their borders to U.S. beef products after this report of BSE. They have not reopened the borders yet, which has negatively impacted our export sales in FYE 2004.

As of August 28, 2004, our domestic sales team consisted of 21 employees. The sales office for domestic sales is located in our headquarters building in Kansas City, Missouri. The sales team in this office is responsible for selling and coordinating the movement of approximately 36 million pounds of boxed beef products per week to our customers nationwide. This centralized sales concept allows us to respond quickly to customer requests for pricing and load information. We have also integrated the satellite tracking capabilities of refrigerated carriers into our website allowing customers to track shipments in process. While providing significant customer advantages, our centralized sales concept also enables our sales force to share key market intelligence in a manner that allows them to react to changing market conditions in an efficient manner.

The sales office for international sales is located in Chicago, Illinois. This office coordinates all aspects of sales, pricing and shipping to all destinations outside of the United States. We also have two satellite offices in Japan and South Korea that assist in the coordination of sales in those regions, historically two of our largest international markets.

Our marketing efforts include engaging in business-to-business programming and communications to create preferences for our products among our customers. In addition, we support our value-added, branded beef business through in-store merchandising and feature advertising support.

Raw Materials and Procurement

Our primary raw material for our processing plants is live cattle. During FYE 2004, FYE 2003 and FYE 2002, we obtained approximately 18%, 22%, and 27% of our cattle requirements from U.S. Premium Beef. Our arrangement with U.S. Premium Beef provides us with a consistent supply of high-quality cattle. For information regarding this agreement, see Item 13, "Certain Relationships and Related Transactions" and Note 9, "Related Party Transactions" to our consolidated financial statements in Item 8, both  of which are included in this report.  The balance of our cattle is purchased on a bid basis from the primary and secondary markets. We also sponsor other, non-affiliated supplier alliances that provide us with high-quality cattle. We believe that we are a first choice processor for suppliers seeking to attain premium pricing for their high-quality cattle and that cattle suppliers view us more favorably than our competitors due to our vertically integrated business model, which emphasizes building relationships and cooperating with suppliers and paying a premium for high-quality cattle. During FYE 2004, we had approximately 1,150 suppliers that provided us with cattle.

All of our cattle suppliers are required to document the quality of their feedlot operations. Each cattle supplier must verify that its use of antibiotics or other agricultural chemicals follows the manufacturer's intended purpose. They must also confirm that they use only Food and Drug Administration ("FDA") approved pharmaceutical compounds and comply with dosage and administrative standards. Furthermore, each cattle supplier must confirm that they do not use feed containing animal based protein products, which have been associated with outbreaks of BSE.  Many of our producers participate in state beef quality assurance training programs and have established certification and verification practices.  These programs emphasize meeting and exceeding the FDA, USDA, Food Safety Inspection Service ("FSIS") and U.S. Environmental Protection Agency ("EPA") standards for food safety and further protect our nation's beef supply utilizing hazard analysis and critical control point principles.  Using guidelines established by National Cattleman's Beef Association ("NCBA"), beef safety and quality assurance programs are administered and audited annually by various state beef associations.  State associations certifying our suppliers include, among others, Texas Cattle Feeders Association, Kansas Livestock Association and Nebraska Cattlemen's Association.

Processing Facilities and Operations

We operate a total of four beef processing facilities in the United States. Our Liberal, Kansas and Dodge City, Kansas facilities are geographically positioned near our suppliers to efficiently source raw materials by reducing transportation costs. Two of our facilities are case-ready facilities that supply beef and pork products to our customers. Our case-ready facilities are located in close proximity to key customer markets resulting in decreased delivery times. Our case-ready facilities are also located in areas with a highly skilled and cost-effective labor force.   See Item 2, "Properties" in this report for further information about these facilities.

Cattle delivered to our facilities are generally processed into beef products within 36 hours after arrival. Approximately 70% of the cattle we process in any week are committed to sale before the cattle are delivered to our facilities. We processed in excess of three million fed cattle at our facilities in FYE 2004. Our facilities utilize modern, highly automated equipment to process and package beef products. We strive to maintain and enhance our facilities and have invested more than $245 million since 1995 to expand capacity and increase efficiency at our facilities. The design of our facilities emphasizes worker safety to ensure compliance with all regulations and to reduce worker injury and turnover. Since 1993, we have spent approximately $7 million on ergonomic interventions, which primarily included engineering changes and administrative changes.  These changes designed the workplace to better fit our employees.  Additionally, we have spent over $1 million to place a substantial amount of ammonia piping on the roof versus in the production areas, not in response to regulatory requirements, but in the interest of worker safety.  All expansions are reviewed by internal personnel, including our Corporate Environmental Director, Vice President of Safety, Vice President of Technical Services, Vice President of Engineering and Corporate Project Engineer, for regulatory compliance prior to construction.  Our facilities are also designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards.

We distribute our beef products domestically directly from our processing facilities and case-ready facilities. We utilize our subsidiary National Carriers and third party carriers to deliver our products to our customers.

Other

Products, Sales and Marketing

We also sell our beef products through our portion control business, Kansas City Steak Company, in which we have an approximately 77% interest. Kansas City Steak Company provides trimmed and cut individual portions both directly to consumers on a branded basis through television outlets (such as the QVC Channel) and direct mail catalogs; and directly to restaurants (such as Outback Steakhouse) and the food service industry on an unbranded basis.  On March 28, 2003, FNBPC acquired National Carriers, a refrigerated and livestock contract carrier service with terminals in Liberal, Kansas; Dallas, Texas; and Denison, Iowa.  National Carriers currently owns approximately 1,200 refrigerated and livestock units.  NBP contracts a significant portion of its freight services from National Carriers.  For further information regarding this relationship, see Item 13, "Certain Relationships and Related Transactions" and Note 9, "Related Party Transactions" to our consolidated financial statements in Item 8, both of which are included in this report.

Raw Materials and Procurement

Our primary raw material for our portion control processing facility is boxed beef.  Approximately 30% of our boxed beef purchases are made through contractual agreements predetermined by the customer for whom the product is produced.  These contractual agreements are typically one year in duration and stipulate from whom the boxed beef can be purchased. The balance of our raw material is purchased at our discretion on the open market from primary and secondary suppliers with similar quality and yield grade specifications as required under our contracts.   We periodically conduct comprehensive cutting tests of our potential suppliers' boxed beef to determine composition and quality.

Processing Facilities and Operations

We have a portion control facility in Kansas City, Kansas, which processes trimmed and cut individual portions for sale through Kansas City Steak Company.     See Item 2, "Properties" in this report for further information about this facility.  National Carriers has offices located in Liberal, Kansas and Dodge City, Kansas, both of which are within close proximity to our beef processing facilities in those locations, enabling us to efficiently transport product by reducing transportation costs.   National Carriers also has an office in Denison, Iowa, and administrative offices located in Kansas City, Missouri.

Food Safety

We have strengthened our commitment in the area of food safety by developing activated Lactoferrin through aLF Ventures, LLC, a joint venture we founded with DMV USA LP, a subsidiary of Campina Melkunie BV, the Netherlands' largest dairy cooperative. aLF is an activated form of Lactoferrin, a naturally occurring milk protein that prevents harmful bacteria from attaching and growing on the surface of beef. In tests conducted at California Polytechnic State University, it was proven that aLF protects fresh beef products from more than thirty different strains of harmful bacteria, including E. coli 0157:H7, Salmonella, Campylobacter, radiation-resistant strains and other pathogens. Upon commercialization, it is expected that aLF will be offered to meat processors worldwide as an additional barrier in multiple-hurdle systems to further protect consumers from harmful bacteria.   aLF Ventures, LLC has an exclusive worldwide license to use aLF for food safety purposes on meat, dairy, produce and animal feed products.  aLF Ventures, LLC may not be able to commercially develop aLF into a product capable of achieving future revenues.  We have an approximately 24% interest in aLF Ventures, LLC.

Our food safety efforts incorporate a comprehensive network of leading technology that minimizes the risks involved in beef processing. Our proprietary BioLogic® Food Safety System ensures the production of clean, fresh, safe, high-quality beef products. The BioLogic® Food Safety System is a fully integrated company philosophy that goes above and beyond industry standards and establishes new principles in food safety. The BioLogic® Food Safety System divides our production facilities into five zones based on the potential for microbial contamination during the processing procedures that take place in each zone. Within each of the five zones, we employ our "Test, Track and Treat" system, which provides on-going testing in each of the zones, effective tracking of the results of such tests and continuous treatments throughout the facilities. The Test, Track and Treat system includes preventative measures such as equipment sterilization, hygiene, temperature control and regular equipment testing to greatly reduce contamination risks.

Intellectual Property

We hold a number of trademarks and domain names that we believe are material to our business and which are registered with the United States Patent and Trademark Office, including National Beef®, BioLogic®, Black Canyon®, and Naturewell®. We have also registered the National Beef® trade name and trademark in most of the foreign countries to which we sell our products. Currently, we have a number of trademark registrations pending in the United States and in foreign countries. In addition to trademark protection, we attempt to protect our unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

Competition

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle, as well as in the sale of beef products. Our products compete with a large number of other protein sources, including pork and poultry, but our principal competition comes from other beef processors, including Tyson Foods, Inc., Cargill Inc., Swift & Company and Smithfield Foods, Inc. Management believes that the principal competitive factors in the beef processing industry are price, quality, food safety, product distribution, technological innovations and brand loyalty. Some of our competitors have greater financial and other resources and enjoy wider recognition for their consumer branded products.

Employees

As of August 28, 2004, we had approximately 6,500 employees. Approximately 2,700 of our employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2007. We consider our relations with our employees and the United Food and Commercial Workers International Union to be good.

Government Regulation and Environmental Matters

Our operations are subject to extensive regulation by the FDA, the USDA, the EPA, the Grain Inspection Packers and Stockyards Administration ("GIPSA") and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Recently, the food safety practices and procedures in the beef processing industry have been subject to more intense scrutiny and oversight by the USDA. For example, in November 2002, the USDA issued a directive requiring all producers of raw beef products to reassess their hazard analysis and critical control point, or HACCP, system regulations to determine whether E. coli 0157:H7 contamination is a food safety hazard reasonably likely to occur in the production process. We have historically and will continue to work closely with the USDA and any regulatory agencies to ensure that our operations comply with all applicable food safety laws and regulations.

Wastewater, stormwater, and air discharges from our operations are subject to extensive regulation by the EPA and other state and local authorities. Our Dodge City, Kansas and Liberal, Kansas facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act and implementing regulations.  These permits were issued on January 26, 2000 and will expire on January 25, 2005.  We expect that these permits will be reissued without material costs.  We have an Environmental Compliance Management System that requires periodic and systematic self-auditing of compliance with all environmental requirements applicable to our operations.  Through the implementation of that system, we have identified violations of the Kansas Air Quality Law and implementing regulations at our Dodge City, Kansas and Liberal, Kansas facilities.  We have reported these violations to the Kansas Department of Health and Environment ("KDHE") and Region VII of the EPA.  The violations consist of failures to permit and perform record keeping as to particulates emissions from our processing operations.  We are discussing the settlement of these violations with the KDHE and we expect to enter into a consent agreement to effect such settlement.  At this time, we cannot estimate the potential cost of these violations or any settlement.  Our Dodge City, Kansas, Liberal, Kansas, Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities are also subject to risk management planning pursuant to the federal Clean Air Act.

All of our facilities are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and agreements or permits with municipal or county authorities.  Agreements are in effect for our Dodge City, Kansas and Moultrie, Georgia facilities that will continue unless amended or revoked pursuant to their terms.  We hold a permit for our Hummels Wharf, Pennsylvania facility from the Eastern Snyder County Regional Authority that automatically renews each year unless suspended or revoked pursuant to its terms.  We do not expect material costs in the continuation of these agreements and permit.  Stormwater discharges from our Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities are regulated pursuant to general permits issued by the states of Pennsylvania and Georgia, respectively.  The Pennsylvania general permit expires on June 30, 2006.  Our coverage under the Georgia general permit expired on May 31, 2003.  We anticipate coverage under a new general permit, which currently is under revision by the Georgia Environmental Protection Division.  Thereafter, we expect these permits to be reissued by the respective states, and we do not expect material costs in securing coverage under such permits.  Our Dodge City, Kansas facility has filed a notice of intent to be subject to the Kansas General Permit for Stormwater Discharges when promulgated.  Our Liberal, Kansas facility discharges stormwater to the publicly owned treatment works and thus has not been required to file a notice of intent.  Our Dodge City, Kansas, Liberal, Kansas and Hummels Wharf, Pennsylvania facilities are supplied by water from our wells.  We hold public water supply permits for our Dodge City, Kansas and Liberal, Kansas facilities that do not have expiration dates.

We are also subject to laws that provide for strict, and in certain circumstances joint and several, liability for remediation of hazardous substances at contaminated sites that could include current or former facilities or other sites where wastes we generated have been disposed.  Our Dodge City, Kansas and Liberal, Kansas facilities are small quantity or conditionally exempt generators of hazardous waste and are subject to recordkeeping, but not permit requirements.  Solid waste generated at our Dodge City, Kansas and Liberal, Kansas facilities is disposed of or composted.  A special waste permit is maintained by our Dodge City, Kansas facility for the disposal of face plates and tail switches.  The solid waste generated at our Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities is disposed of in a municipal landfill if it is general plant trash and is taken to renderers if it is usable waste.  We are not aware that we have any actual or potential liability under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund").  Our plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on the plant premises.

We believe that we currently are in substantial compliance with all governmental laws and regulations (other than the air compliance matters for the Dodge City and Liberal, Kansas plants discussed previously) and maintain all material permits (other than the stormwater permit for our Moultrie, Georgia facility discussed previously) and licenses relating to our operations. We are not aware of any violations of environmental or other laws and regulations that are likely to result in material penalties or pending changes in such laws or regulations that are likely to result in material cost increases.

Our domestic operations are subject to the Packers and Stockyards Act of 1921. This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires us to make payment for our livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, unless otherwise agreed to by our livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the Packers and Stockyards Act of 1921 ("PSA"), we must hold our cash livestock purchases in trust for our livestock suppliers until they have received full payment of the cash purchase price. Previously, NBP elected to place funds in a trust to satisfy requirements of the PSA.  As of August 28, 2004, NBP has secured a bond of $22.5 million to satisfy these requirements.  The bond is supported by a $10.0 million letter of credit.

From time to time we receive notices from regulatory authorities and others asserting that we are not in compliance with some laws and regulations. In some instances, litigation ensues.  We are currently in receipt of two such notices, one from the Bureau of Immigration and Customs Enforcement ("BICE") and another from the FSIS that we do not believe will result in material liability, if any.  In May 2003, we received a request for information from BICE regarding the immigration status of our employees, and we have provided BICE with all requested information.  No fines or penalties have been suggested or discussed.  In August 2002, the FSIS sent us a notice alleging that NBP and certain employees violated the Federal Meat Inspection Act ("FMIA") by labeling a quantity of meat food products as Certified Angus Beef when in fact they were not so certified and by selling this allegedly misbranded product in interstate and foreign commerce.  We have responded to the FSIS notice denying that we violated the FMIA.  In July 2003, this matter was referred by the FSIS to the U.S. Attorney's Office in Wichita, Kansas for potential criminal prosecution.  On November 9, 2004, the Company received a written notice of warning indicating that no legal action would be taken by the U.S. Attorney's Office or the FSIS.

We believe that we are in material compliance with all applicable laws and regulations.

RISK FACTORS

Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below.  The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our financial condition, results of operations and cash flows.

Outbreaks of disease affecting livestock can adversely affect our business.

An outbreak of disease affecting livestock, such as BSE or foot-and-mouth disease, could result in restrictions on sales of products to our customers or purchases of livestock from our suppliers. Also, outbreaks of these diseases or concerns of such disease, whether or not resulting in regulatory action, can lead to cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on consumer demand and, as a result, on our results of operations. Furthermore, an outbreak of disease could lead to widespread destruction of cattle, which could have a negative impact on us.

There have been 14 reported cases of BSE in Japan, which have negatively affected demand for beef in that country.  In May 2003, Canada confirmed a single case of BSE.  After Canada's disclosure, the U.S. and several other countries, including Japan, Australia, South Korea and New Zealand, banned the import of Canadian live cattle and beef products.

On December 23, 2003, it was announced by the USDA that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.   As a result of this announcement, the beef industry has suffered from adverse publicity.  Such adverse publicity could result in consumers lowering their demand for our beef products, which may negatively affect our business, financial condition, results of operations and cash flows.  Any further announcements regarding BSE could further expose the beef industry and us to adverse publicity.

Shortly after the discovery of BSE in the state of Washington, several countries representing a substantial share of our export business closed their borders to the importation of edible beef products from the U.S.  While Mexico reopened its borders to U.S. beef in April 2004, substantially all other borders remain closed to the import of U.S. beef. We recorded a charge to earnings totaling $18.8 million in the second quarter of fiscal year 2004 due to the direct and indirect market impacts of the closure of the international borders as a result of the single BSE incident.  We cannot anticipate the duration of these beef import bans or whether additional countries may impose similar restrictions.

In addition, the USDA and the Food Safety Inspection Service (FSIS) published new regulations in response to the discovery of BSE in the state of Washington.  Certain by-products have been classified as Specified Risk Materials ("SRMs"), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  These new regulations, among other things, govern the removal of Specified Risk Materials (SRMs) during slaughter, cover the ban on the slaughtering of non-ambulatory animals for human food use, set forth the prohibition on the production of mechanically separated meat and ban certain techniques used in the slaughter process.  The USDA also issued a notice announcing that FSIS inspectors will not mark ambulatory cattle that have been targeted for BSE surveillance testing as "inspected and passed" until negative test results are obtained.  We do not anticipate that these new regulations, individually or in the aggregate, will have a material adverse effect on our business.

A United States/Japanese Commission was formed to look at the optimal "science based" approach to resolving the issues between the U.S. and Japan.  The commission held its last meeting in July 2004.  Trade representatives from the United States and Japan have continued their discussions on reopening of the Japanese market to imported beef products from the United States.  On October 23, 2004, the USDA announced that Japan and the U.S. had reached an agreement on opening the border for export to Japan.  Over the coming months, many details will have to be worked out by both governments.  Part of the agreement involves the tracking of animals of known age from the ranch so that only meat from animals less than 21 months of age can be shipped to Japan.  It may require considerable effort and resources for NBP to develop and implement such a system over the coming months.  It is expected that the markets will begin to open for some products in the first quarter of calendar 2005, although no assurance can be given that this will occur.  We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef industry or on our operations.  Our revenues and net income may be materially adversely affected in the event existing import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

If our products become contaminated, we may be subject to product liability claims and product recalls that would adversely affect our business.

We may be subject to significant liability if the consumption of any of our products causes injury, illness or death and we may in the future recall products in the event of contamination or damage.  Contamination of our products also may create adverse publicity that could negatively affect our business.  We may encounter the same risks of contamination or negative publicity if a third party tampers with our products.  The occurrence of any of these risks may increase our costs and decrease demand for our products.  Organisms producing food borne illnesses are generally found in the environment and there is a risk that as a result of food processing they could be present in our products.  For example, E. coli 0157:H7 is one of many food borne bacteria commonly associated with beef products. Once contaminated products have been shipped for distribution and consumption, illness or death may result if the pathogens are present, increase due to handling or temperatures, and are not otherwise eliminated at the further processing, food service or consumer level.

If the products of our competitors become contaminated, the beef industry may be subject to adverse publicity, which could negatively affect our business.

If the products of our competitors, in the United States or elsewhere, become contaminated, the beef industry may face adverse publicity. Any such adverse publicity could result in consumers lowering their demand for our beef products, which may negatively affect our business, financial condition, results of operations and cash flows.

Our substantial debt could adversely affect our business.

We have a significant amount of debt.  As of August 28, 2004 we had $335.1 million of long-term debt, of which $9.5 million was classified as a current liability.  As of August 28, 2004 there were outstanding borrowings of $42.1 million, outstanding letters of credit of $43.0 million and available borrowings of $10.7 million, based on the most restrictive financial covenant ratio calculation, under our $140.0 million amended credit facility.  In addition to outstanding borrowings on the amended credit facility, we had outstanding borrowings under industrial revenue bonds of $13.8 million, senior notes of $160.0 million, term loans of $118.8 million, operating lease commitments of $22.3 million and capital leases and other obligations of $0.4 million as of August 28, 2004.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our substantial debt could:

  make it difficult for us to satisfy our obligations, including making interest payments on our debt obligations;

  limit our ability to obtain additional financing to operate our business;

  require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund working capital, capital expenditures and other general operational requirements;

  limit our flexibility to plan for and react to changes in our business and the beef processing industry;

  place us at a competitive disadvantage relative to some of our competitors that have less debt than us; and

  increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates, changes in cattle prices or a downturn in our business or the economy.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition and results of operations.

Despite our current levels of debt, we may still incur significantly more debt, which could intensify the risks described above.

We may incur significant additional debt in the future. The terms of the indenture governing our senior notes permit us to incur additional debt in the future and our amended credit facility permits additional borrowings under certain circumstances. As of August 28, 2004, we had approximately $10.7 million of availability, based on the most restrictive financial covenant ratio calculation, under our amended credit facility. We intend to borrow additional funds to fund our capital expenditures and working capital needs. We also may incur additional debt to finance future acquisitions.

Restrictive covenants under our amended credit facility and the indenture will limit our ability to operate our business.

Our amended credit facility and the indenture governing our senior notes, contain, among other things, restrictive covenants that will limit our and our subsidiaries' ability to finance future operations or capital needs or to engage in other business activities. The indenture and our amended credit facility restrict, among other things, our ability and the ability of our subsidiaries to:

•      incur additional indebtedness or issue guarantees;

•      create liens on our assets;

•      make distributions on or redeem equity interests;

•      make investments or acquisitions;

•      make restricted payments;

•      create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•      issue or distribute capital stock of our subsidiaries;

•      enter into transactions with affiliates;

•      enter into sale and leaseback transactions;

•      engage in unrelated business activities;

•      transfer or sell assets; and

•      engage in mergers, consolidations or sell substantially all of our assets.

In addition, our amended credit facility requires us to meet specified financial ratios and tests. These ratios and tests could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Events beyond our control, including changes in general business and economic conditions, may affect our ability to meet those financial ratios and tests. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing our senior notes or our amended credit facility.

We may not meet those ratios and tests and our lenders may not waive any failure to meet those ratios and tests. A breach of any of those covenants or failure to maintain such ratios would result in a default under our amended credit facility and any resulting acceleration under our amended credit facility may result in a default under the indenture governing our senior notes. If an event of default under our amended credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable which would result in an event of default under our senior notes. Our assets or cash flow may not be sufficient to repay in full our outstanding debt, including our senior notes.

We may be unable to generate sufficient cash flow to service our debt, which could adversely affect our financial condition and results of operations.

To service our debt, we will require a significant amount of cash. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure debt.  Our ability to generate cash, make scheduled payments or to refinance our obligations depends on our successful financial and operating performance. Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include among others:

•      economic, industry and competitive conditions;

•      operating difficulties, increased operating costs or pricing pressures we may experience; and

•      delays in implementing any strategic projects.

Our margins may be negatively impacted by fluctuating raw material costs and selling prices and other factors that are outside of our control.

Our margins are dependent on the price at which our beef products can be sold and the price we pay for our raw materials, among other factors. These prices can vary significantly over a relatively short period of time as a result of a number of factors, including the relative supply and demand for beef and the market for other protein products, such as pork and poultry. For example, beginning in March 2002, a month-long Russian trade embargo on chicken imported from the United States had the effect of increasing chicken supplies in the United States, which put downward pressure on demand and prices for red meat products.  In addition, closure of international markets to U.S. beef product exports as a result of the December 23, 2003 BSE discovery negatively affected U.S. beef product margins, as certain by-products, classified as SRMs, have been banned from use in feedstocks and the human food chain.  Some of these products previously enjoyed a market in foreign countries.

The supply and market price of the livestock that constitute our principal raw material and represent the substantial majority of our cost of goods sold are dependent upon a variety of factors over which we have little or no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed, weather and livestock diseases.

Severe price swings in raw materials, and the resulting impact on the prices we charge for our products, have at times had, and may in the future have, a material adverse effect on our financial condition, results of operations and cash flows. If we experience increased costs, we may not be able to pass them along to our customers.

We generally do not have long-term contracts with our customers, and, as a result, the prices at which we sell our beef products are subject to market forces.

Other than our existing arrangements with AMPC, Inc. and the United States military, we generally do not have long-term sales arrangements with our customers and, as a result, the prices at which we sell products to them are determined in large part by market forces. Our customers, including those with which we have long-term contracts, place orders for products on an as-needed basis and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. The loss of one or more of our key customers, a significant decline in the number of orders from one or more of our key customers or a significant decrease in beef product prices for a sustained period of time could have a material adverse effect on our business, financial condition or results of operations.

Wal-Mart's failure to continue purchasing from us could have a material adverse effect on our sales.

Sales under our agreement with Wal-Mart Stores, Inc., or Wal-Mart, which does not cover our sales to Wal-Mart's affiliate Sam's Club, represented approximately 6% of our total net sales in FYE 2004. Our agreement with Wal-Mart expired on January 31, 2004 and we have not entered into a new agreement. If Wal-Mart does not continue to purchase from us, it could have a material adverse effect on our sales.

We are subject to extensive governmental regulation and our noncompliance with or changes in applicable requirements could adversely affect our business, financial condition, results of operations and cash flows.

Our operations are subject to extensive regulation and oversight by the FDA, the USDA, the GIPSA, and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. We are also subject to a variety of environmental laws and regulations, including those relating to wastewater and stormwater discharges, air emissions, waste handling and disposal, and remediation of soil and groundwater contamination that are administered by the EPA, state, local and other authorities. Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, recalls of our products or seizures of our properties, as well as potential criminal sanctions or personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase our costs and limit our business operations.

Compliance with environmental regulations may result in significant costs and failure to comply with environmental regulations may result in civil as well as criminal penalties, liability for damages and negative publicity.

Our operations are subject to extensive and increasingly stringent regulations pertaining to the discharge of materials into the environment and the handling and disposition of wastes. Failure to comply with these regulations can have serious consequences for us, including criminal as well as civil and administrative penalties and negative publicity. We have incurred and will continue to incur significant capital and operating expenditures to avoid violations of these laws and regulations. Additional environmental requirements imposed in the future could require currently unanticipated investigations, assessments or expenditures, and may require us to incur significant additional costs. Because the nature of these potential future charges is unknown, management is not able to estimate the magnitude of any future costs and we have not accrued any reserve for any potential future costs.

Some of our facilities have been in operation for many years. During that time, we and previous owners of these facilities have generated and disposed of wastes that are or may be considered hazardous or may have polluted the soil or groundwater at our facilities, including adjacent properties. The discovery of previously unknown contamination of property underlying or in the vicinity of our present or former properties or manufacturing facilities and/or waste disposal sites could require us to incur material unforeseen expenses. Occurrences of any of these events may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our international operations expose us to political and economic risks in foreign countries, as well as to risks related to currency fluctuations.

In FYE 2004, exports, primarily to Mexico, South Korea, Japan, China and Hong Kong, accounted for approximately 10% of our total net sales. Our international activities expose us to risks not faced by companies that limit themselves to the domestic market. One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

For example, on December 23, 2003, it was announced by the USDA that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries representing a substantial share of NBP's export business closed their borders to the importation of edible beef products from the United States.  Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% within 3 days.  During the second quarter of FYE 2004, we recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December.  While exports of some beef products commenced once again to Mexico in April 2004, we cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions.  Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef industry.

Other risks associated with our international activities include:

•    changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we operate;

•     exchange controls;

•     changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

•      potentially negative consequences from changes in regulatory requirements; and

•     international conflict, including terrorist acts, which could significantly impact our financial condition and results of operations.

The occurrence of any of these events could increase our costs, lower demand for our products or limit our operations, which could have a material adverse effect on our business, financial condition, results of operations or prospects.

Failure to successfully implement our business strategy may impede our plans to increase revenues, margins and cash flow.

Our revenues, margins and cash flows will not increase as planned if we fail to implement the key elements of our strategy, and our ability to successfully implement this strategy is dependent at least in part on factors beyond our control. For example, the willingness of consumers to purchase value-added products depends in part on economic conditions. In periods of economic uncertainty, consumers tend to purchase more private label or less-expensive products. Thus, if we encounter periods of economic uncertainty, the sales volume for our value-added products could suffer. Also, we may not be successful in identifying favorable international expansion opportunities.

Changes in consumer preferences could adversely affect our business.

The food industry in general is subject to changing consumer trends, demands and preferences. Our products compete with other protein sources, such as pork and poultry, and other foods. Trends within the food industry change often and our failure to anticipate, identify or react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we do not have any other material lines of business or other sources of revenue to rely upon if we are unable to efficiently process and sell beef products or if the market for beef declines. This lack of diversification means that we may not be able to adapt to changing market conditions or withstand any significant decline in the beef industry.

The beef processing industry is highly competitive and our customers may not continue to purchase our products.

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle and in the sale of beef products. In addition, our products compete with a number of other protein sources, including pork and poultry.

Our principal competition arises from other beef processors, including Tyson Foods, Inc., Cargill Incorporated, Swift & Company and Smithfield Foods, Inc. The principal competitive factors in the beef processing industry are price, quality, food safety, product distribution, technological innovations and brand loyalty. Our ability to be an effective competitor will depend on our ability to compete on the basis of these characteristics. Some of our competitors have greater financial and other resources and enjoy wider recognition for their consumer branded products. We cannot assure you that we will be able to compete effectively with these companies and our ability to compete could be adversely affected by our significant debt levels.

The sales of our beef products are subject to seasonal variations and, as a result, our quarterly operating results may fluctuate.

The beef industry is characterized by prices that change based on seasonal consumption patterns. The highest period of demand for our products is usually the summer barbecue season. As a result of these seasonal fluctuations, our operating results may vary substantially between fiscal quarters.

We depend on the service of key individuals, the loss of which could materially harm our business.

Our success will depend, in part, on the efforts of our executive officers and other key employees. In addition, the market for qualified personnel is competitive and our future success will depend on our ability to attract and retain these personnel. We do not have long-term employment agreements with some of our executive officers, and we do not maintain key-person insurance for some of our other officers, employees or members of our board of managers. We may not be able to negotiate the terms of renewals of any existing long-term employment agreements on terms favorable to us or at all. The loss of the services of any of our key employees or the failure to attract and retain employees could have a material adverse effect on our business, results of operations and financial condition.

Our performance depends on favorable labor relations with our employees. Any deterioration of those relations or increase in labor costs could adversely affect our business.

We have approximately 6,500 employees worldwide. Approximately 2,700 employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2007. A labor-related work stoppage by these unionized employees could limit our ability to process and ship our products or increase our costs, which could adversely affect our results of operations and financial condition. In addition, it is possible that any labor union efforts to organize employees at our non-unionized facilities might be successful and that any labor-related work stoppages at these non-unionized facilities in the future could adversely affect our results of operations and financial condition. In general, any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The consolidation of our retail and foodservice customers may put pressures on our operating margins.

In recent years, the trend among our retail and foodservice customers, such as supermarkets, warehouse clubs and foodservice distributors, has been towards consolidation. These consolidations, along with the entry of mass merchants into the grocery industry, have resulted in customers with increasing negotiating strength who tend to exert pressure on us with respect to pricing terms, product quality and new products. As our customer base continues to consolidate, competition for the business of fewer customers is expected to intensify. If we do not negotiate favorable contracts with our customers and implement appropriate pricing to respond to these trends, or if we lose our existing large customers, our profitability could decrease.

We may not be able to successfully integrate future acquisitions, which could result in our not achieving the expected benefits of the acquisition, the disruption of our business and an increase in our costs.

We continually explore opportunities to acquire related businesses, some of which could be material to us. Our ability to continue to grow may depend upon identifying and successfully acquiring attractive companies, effectively integrating these companies, achieving cost efficiencies and managing these businesses as part of our company.

We may not be able to effectively integrate the acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business and results of operations. Further, the benefits that we anticipate from these acquisitions may not develop.

U.S. Premium Beef has a majority interest in our company and, through their representative on our Board of Managers, has the ability to significantly influence our business and affairs; U.S. Premium Beef's interests could conflict with other stakeholders.

U.S. Premium Beef owns a majority interest in our company of 53.2%. As a result, U.S. Premium Beef has the ability, through the actions of its representative on our Board of Managers, to cast the majority vote on many matters related to the business and affairs of our company. However, pursuant to our limited liability company agreement, U.S. Premium Beef's ability to cause us to take certain major corporate actions without the consent of NBPCo Holdings and management is limited. The interests of U.S. Premium Beef, NBPCo Holdings or management could conflict with the interests of other stakeholders of the Company.

We purchase a significant portion of our cattle from U.S. Premium Beef and, because U.S. Premium Beef has a controlling interest in our company, we may not be able to resolve conflicts with respect to these purchases on the most favorable terms to us.

U.S. Premium Beef provided us with approximately 18.4% of our cattle requirements in FYE 2004. Conflicts of interest may arise between U.S. Premium Beef and us relating to our cattle purchases. If a dispute arises with U.S. Premium Beef, the settlement of the dispute may not be on terms as favorable as if we were dealing with an unaffiliated party.

ITEM 2.  PROPERTIES

We own our Dodge City, Kansas, Liberal, Kansas and Hummels Wharf, Pennsylvania facilities. We lease our headquarters facility in Kansas City, Missouri, our Kansas City Steak Company processing facility in Kansas City, Kansas and our case-ready facility in Moultrie, Georgia. We also lease our offices in Chicago, Illinois, Salt Lake City, Utah, Denison, Iowa, Dallas, Texas, Tokyo, Japan and Seoul, South Korea.  aLF Ventures, LLC leases the food safety research facility in Pomona, California.  Our amended credit facility is secured by a first priority lien on substantially all of our assets.  The facility locations and approximate daily processing levels are shown in the table below:

Location	Daily Processing
Processing Facilities:
Liberal, Kansas	6,000 head
Dodge City, Kansas	5,200 head
Case-Ready Facilities:
Hummels Wharf, Pennsylvania	105,000 pounds
Moultrie, Georgia	198,000 pounds
Portion Control Facility:
Kansas City, Kansas	30,500 pounds

ITEM 3.  LEGAL PROCEEDINGS

                For information regarding legal proceedings, see "Note 11. Legal Proceedings" to our consolidated financial statements included in Item 8 of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                There is no established public trading market for any class of common equity of National Beef Packing Company, LLC.  As of October 30, 2004, there were five record holders of Class A and/or Class B interests.

                  Cash distributions are paid quarterly to the interest holders of Class A on a priority basis, and to Class B shares to make tax payments, to the extent permitted by our senior lenders and the indenture governing our senior notes.  See "Item 12.  Security Ownership of Certain Beneficial Owners and Management."  The payment of any other cash distributions would be made only from assets legally available for that purpose and would depend on the Company's financial condition, results of operations, and other factors then deemed relevant by the board of managers.

                National Beef did not sell any equity securities during FYE 2004 that were not registered under the Securities Act of 1933, as amended.  For a discussion of equity compensation plans, see "Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other data for, and as of the end of, each of the years in the five-year period ended August 28, 2004.  As a result of certain adjustments made in connection with the Transaction, the results of operations and financial position for the 24 days ended August 30, 2003 and for the 52 weeks ended August 28, 2004 are not comparable to prior periods.    The selected Statement of Operations Data and Selected Balance Sheet Data for the five fiscal years ended August 28, 2004 were derived from our audited consolidated financial statements.  Our fiscal year ends on the last Saturday in August.

The following table (amounts in millions) should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8.  Financial Statements and Supplementary Data" (including the accompanying notes) contained elsewhere in this report.

	Successor Entity		Predecessor Entity
	52 weeks ended	24 days ended	340 days ended	53 weeks ended	52 weeks ended	52 weeks Ended
	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002	August 25, 2001	August 26, 2000

Statement of Operations Data
Net sales	$ 4,089.5	$ 282.8	$ 3,378.6	$ 3,246.8	$ 3,069.5	$ 2,824.9
Costs and expenses:
Cost of sales	3,969.6	264.8	3,250.9	3,126.3	2,945.7	2,696.9
Selling, general and administrative	30.7	2.1	24.9	23.0	24.3	21.0
Depreciation and amortization	21.2	2.1	18.3	18.0	16.3	14.7
Operating income	68.0	13.8	84.5	79.5	83.2	92.3
Other income (expense):
Interest income	0.6	-	0.5	0.2	0.6	0.5
Interest expense	(24.9)	(1.6)	(5.1)	(6.8)	(2.7)	(3.6)
Other, net	0.3	(1.7)	(1.4)	4.6	(0.6)	(0.5)
Total other (expense), net	(24.0)	(3.3)	(6.0)	(2.0)	(2.7)	(3.6)
Net income	$ 44.0	$ 10.5	$ 78.5	$ 77.5	$ 80.5	$ 88.7

Selected Balance Sheet Data
Working Capital	$ 166.0	$ 132.6	$ 108.7	$ 96.7	$ 91.8	$ 72.7
Total assets	646.5	629.8	453.0	397.7	379.1	331.8

Long-term debt, including current maturities	$ 335.1	$ 312.1	$ 117.8	$ 126.4	$ 40.6	$ 27.9

Capital subject to redemption	62.5	53.6	-	-	-	-

Other Financial Data
Cattle processed (millions)	3.1	0.2	2.9	3.1	2.8	2.7
EBITDA(1)	$ 90.2	$ 14.1	$ 101.7	$ 101.0	$ 99.8	$ 107.6
Capital expenditures	$ 32.5	$ 1.7	$ 32.0	$ 21.3	$ 41.2	$ 18.7

________

 (1)   EBITDA represents earnings before net interest, taxes, depreciation and amortization.  EBITDA is presented because management believes that it is helpful to investors, securities analysts and other interested parties in evaluating our performance as compared to the performance of other companies in our industry.  EBITDA, with adjustments specified in our amended credit facility, is also the basis for calculating our financial debt covenants under our amended credit facility and for calculating whether we may incur additional indebtedness under the indenture governing our senior notes.  Accordingly, management believes that EBITDA is a useful indicator of our ability to incur and service debt obligations.  EBITDA is not a measurement of financial performance under generally accepted accounting principals in the United States of America.  It should not be considered an alternative to net income or income from operations or any other measure of performance derived in accordance with generally accepted accounting principles.  Our computation of EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate EBITDA in the same fashion.

The following is a reconciliation of EBITDA to net income (amounts in millions):

	Successor Entity		Predecessor Entity
	52 weeks ended	24 days ended	340 days ended	53 weeks ended	52 weeks ended	52 weeks Ended
	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002	August 25, 2001	August 26, 2000
Statement of Operations Data
Net income	$ 44.0	$ 10.5	$ 78.5	$ 77.5	$ 80.5	$ 88.7
Interest income	(0.6)	-	(0.5)	(0.2)	(0.6)	(0.5)
Interest expense	24.9	1.6	5.1	6.8	2.7	3.6
Depreciation and amortization	21.2	2.1	18.3	18.0	16.3	14.7
Income taxes	0.7	(0.1)	0.3	(1.1)	0.9	1.1
EBITDA	$ 90.2	$ 14.1	$ 01.7	$ 101.0	$ 99.8	$ 107.6

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under "Risk Factors," "Disclosure Regarding Forward-Looking Statements" and elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

This report contains "forward-looking statements," which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations and consolidation among our customers. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review the "Risk Factors," included in Item 1 Business in this report, for other important factors that could cause actual results to differ materially from those in any such forward-looking statements.

Overview

In July 1992, John R. Miller, Timothy M. Klein and Scott H. Smith, in partnership with Farmland Industries, Inc. ("Farmland"), purchased the assets of Hyplains Dressed Beef, Inc., Dodge City, Kansas. Upon completion of the purchase, Hyplains Beef, LLC began a $20.0 million expansion project to add a boxed beef processing addition to the Dodge City facility. In December 1992, Mr. Miller and his management team assumed responsibility for the day-to-day operations of National Beef Packing Company, L.P. and purchased its assets in April 1993. In 1995, Hyplains Beef, LLC and National Beef Packing Company, L.P. were merged into Farmland National Beef Packing Company, L.P. In 1997, U.S. Premium Beef purchased the interest of Mr. Miller and his management team and became partners with Farmland.  As described above in Item 1. Business - General, effective August 7, 2003, U.S. Premium Beef, Ltd. acquired a controlling interest in Farmland National Beef Packing Company, L.P. ("FNBPC" or "Predecessor") and formed National Beef Packing Company, LLC ("NBP" or "Successor") in a transaction accounted for as a purchase (the "Transaction"), following the bankruptcy of Farmland.

We are the fourth largest beef processing company in the United States, accounting for 11.7% of the United States fed cattle processed in FYE 2004. We process, package and deliver fresh beef for sale to customers in the United States and international markets. Our products include boxed beef and beef by-products, such as hides and offal. In addition, we sell value-added beef products including branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. We market our products to retailers, distributors, food service providers and the United States military. Our relationship with U.S. Premium Beef facilitates a vertically integrated business model and provides us with a significant portion of the high-quality cattle used in our boxed beef and value-added products.

The 2003 results discussed below include the historical results of Farmland National Beef Packing Company, L.P. for the period prior to the Transaction from September 1, 2002 through August 6, 2003 and the results of National Beef Packing Company, LLC from August 7, 2003 through August 30, 2003.  A new basis of accounting was established on the date of the closing of the Transaction (see description of the Transaction in Note 1 of our consolidated financial statements), and, therefore, the financial position and operating results after the Transaction are not consistent with the operating results before the Transaction.  However, management believes the most practical way to comment on the results of operations due to the short period following the Transaction (24 days) is to compare the sum of operating results for both these periods with prior and subsequent fiscal years.

As a result of the Transaction, our assets and liabilities were adjusted to the extent of the approximately 71.2% change of ownership as of the closing.  We have also increased our aggregate borrowings in connection with the Transaction.  Accordingly, our depreciation, amortization and interest expenses will be higher in the periods following the Transaction.  The total purchase price over the value of our identifiable tangible and intangible net assets at the closing of the Transaction has been allocated to goodwill and is subject to periodic (at least annually) impairment review.

Financial Statement Accounts

Net Sales.    Our net sales are generated from sales of boxed beef, case-ready beef and pork, chilled and frozen export beef, portion control beef and beef by-products. Our net sales are affected by the volume of animals processed and the value that we extract from each animal. The value that we extract from cattle processed, the cut-out value, is affected by beef prices and product mix, as premium products and further processed products generate higher prices and operating margins. Our total value-added sales were approximately $897.3 million in FYE 2004, comprising approximately 21.9% of our total net sales. In FYE 2004, our value-added products contributed up to three times the gross margin of our traditional boxed beef products and represent a substantial portion of our profitability.  Wholesale beef prices fluctuate seasonally because of higher demand during the summer months. Wholesale beef prices also fluctuate because of changes in supply and demand for competing proteins and other foods, as well as changes in cattle supply, which have typically followed an eight to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. We are currently in the expansion phase of this cycle. In addition, beef and by-product sales are affected by the general economic environment and other factors.

Cost of Sales.    Our cost of sales is comprised of the cost of livestock and plant costs such as labor, packaging, utilities, and other facility expenses. Livestock is our highest cost component, representing 83.9% of cost of sales in FYE 2004. Total livestock costs are a function of the volume of animals processed and the price paid for each animal. Cattle prices vary over time and are affected by production cycles, weather, feed prices and other factors that affect the supply of and demand for livestock. Historically, changes in cut-out values, a representation normally expressed on a per hundred weight basis, of the sales value of a beef carcass, for our beef products and corresponding livestock costs have been positively correlated. As a result, our profitability is primarily affected by the difference between cut-out value and livestock cost, the volume of livestock processed and our processing yields, the amount of saleable product, typically expressed as a percentage of a total carcass weight. Labor and freight represented 4.2% and 2.5%, respectively, of cost of sales in FYE 2004.

Selling, General and Administrative Expenses.    Selling expenses consist primarily of salaries, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.

Outlook

Continued short supplies of live cattle available for slaughter as well as the lack of key export markets for sale of beef products have pressured industry margins for the latter part of our fiscal year 2004, compared to the prior year.  These conditions have continued into the early part of fiscal year 2005, leading us to believe that the results of the thirteen weeks ending November 27, 2004 may not compare favorably with the results of the thirteen weeks ended November 29, 2003.

Recent Developments and Market Trends

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for bovine spongiform encephalopathy (BSE).  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries representing a substantial share of NBP's export business closed their borders to the importation of edible beef products from the United States.  Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% within 3 days.  In the FYE 2003, NBP's total export sales were approximately 17% of total sales, including sales of non-food beef products such as hides.  In FYE 2004, NBP's total export sales were approximately 10% of total net sales.

During the second quarter of FYE 2004, we recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December.  These charges, recorded in sales and cost of sales in our Consolidated Statement of Operations, reflect:  (1) volatility in the U.S. markets for finished goods and live cattle, with an impact noted in immediate margin erosion resulting from a rapid fall in cutout or sales values; (2)  some product already destined for foreign markets re-routed for resale in the U.S., generally at prices lower than their original export value; and (3) lower value for certain inventory items which had been in the production pipeline and had not yet left the U.S. as they had no comparable domestic market.  Certain by-products have been classified as Specified Risk Materials ("SRMs"), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The impacts of BSE were positively offset, in part, by strong domestic demand for beef products.

                In addition, the USDA and the Food Safety Inspection Service (FSIS) published new regulations in response to the discovery of BSE in the state of Washington.  These new regulations, among other things, govern the removal of SRMs during slaughter, cover the ban on the slaughtering of non-ambulatory animals for human food use, set forth the prohibition on the production of mechanically separated meat and ban certain techniques used in the slaughter process.  The USDA also issued a notice announcing that FSIS inspectors will not mark ambulatory cattle that have been targeted for BSE surveillance testing as "inspected and passed" until negative test results are obtained.  We do not anticipate that these new regulations, individually or in the aggregate, will have a material adverse effect on our business.

While exports of some beef products have commenced once again to Mexico, we cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions.  Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef industry.  Fed cattle slaughter levels in the United States for the FYE 2004 fell approximately 8.9% below year-ago levels, reflecting constrained cattle supplies and reduced demand for export products.

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals which occurred in May 2003 following the discovery of BSE in Alberta that same month tightened the U.S. cattle supply; and, although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. Beef industry continued at a price disadvantage while the ban on importation of Canadian livestock was maintained.   This continued closure of the U.S. border to Canadian livestock has resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.

The USDA has published a proposed rule revising its policy to keep the U.S. border closed to live animals for processing in the U.S.  The comment period for this proposed rule closed on April 7, 2004 and publication of a final rule was anticipated within a reasonable time following closure of the comment period.  In the interim, Ranchers Cattlemen Action Legal Fund United Stockgrowers of America ("R-CALF" -  a northern states cattle producer's organization) was successful in obtaining an injunction against the USDA allowing importation of certain beef products produced in Canada pursuant to this rule, because the USDA did not follow the "Administrative Procedures Act" prior to issuing its order allowing such action.  The final rule is drafted and is being reviewed within the USDA.  It is expected to be sent to the federal government Office of Management and Budget ("OMB") after the U. S. presidential election.  The OMB could take up to 90 days to return it to the USDA, but many expect the final rule to be published before the end of the year with the markets opening in the first quarter of  calendar 2005, although we can provide no assurance that this will occur.

A United States/Japanese Commission was formed to look at the optimal "science based" approach to resolving the issues between the U.S. and Japan.  The commission held its last meeting in July 2004.  Following this meeting, trade representatives from the United States and Japan continued their discussions on reopening of the Japanese market to imported beef products from the United States.

On October 23, 2004, the USDA announced that Japan and the U.S. had reached an agreement on opening the border for export to Japan.  Over the coming months, many details will have to be worked out by both governments.  Part of the agreement involves the tracking of animals of known age from the ranch so that only meat from animals less than 21 months of age can be shipped to Japan.  It may require considerable effort and resources for NBP to develop and implement such a system over the coming months.  It is expected that the markets will begin to open for some products in the first quarter of calendar 2005, although no assurance can be given that this will occur.

On November 18, 2004, the USDA announced that inconclusive, preliminary test results may have identified a second case of BSE in the U.S., but meat from the suspected animal has not entered the food chain.  It could be up to approximately seven days before conclusive test results may be available.  The preliminary tests are in an early stage of screening, which is designed to be extremely sensitive in order to detect the disease.  No quarantines have been established, and the USDA spokesperson stated that, "USDA remains confident in the safety of the U.S. beef supply."  Announcements of these inconclusive, preliminary results can be expected from time to time as a result of the sensitivity of the new screening regime.  The impact on the market created by such uncertainty is not possible to predict.

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

     As of August 28, 2004, we were in compliance with all financial covenant ratios under our senior credit facilities, with the exception of the four-quarter rolling measure of EBITDA, as defined in the Third Amended and Restated Credit Agreement dated as of August 6, 2003 (as amended, the "Credit Agreement").  As of October 6, 2004, the lenders under our Credit Agreement have agreed to waive this event of default.  The calculation of this ratio is not allowed to include an add back for the charge of $18.8 million incurred after the discovery of a single Holstein dairy cow in December 2003 in the state of Washington that tested positive for BSE.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates and revises its estimates based on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates. Changes in our estimates could materially affect our results of operations and financial condition for any particular period. Our fiscal year ends on the last Saturday in August. We believe that our most critical accounting policies are:

Allowance for Returns and Doubtful Accounts.    The allowance for returns and doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. Specific accounts are also reviewed for collectibility. While management believes these processes effectively address our exposure to doubtful accounts, changes in the economy, industry or specific customer conditions may require adjustment to the recorded allowance for doubtful accounts.  Management uses significant judgment in estimating amounts expected to be returned.  Management considers factors such as historical performance and customer conditions in estimating return amounts.

Inventory Valuation.    Inventories of our beef processing operations, except supplies inventories, are determined using the first-in, first-out cost method or market. The cost of all other inventories is determined using the first-in, first-out cost method, specific or average cost methods. Management periodically reviews inventory balances and purchase commitments to estimate if inventories will be sold at amounts (net of estimated selling costs) less than their carrying amounts. If actual results differ from management estimates with respect to the selling of inventories at amounts less than their carrying amounts, we would adjust our inventory balances accordingly.

Goodwill.    In accordance with SFAS 142, Goodwill and Other Intangible Assets, we do not record amortization of the goodwill balance. Instead, on an annual basis, we assess the goodwill balance for impairment.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit's book value to determine if any impairment exists.  We calculate the fair value of each reporting unit using estimates of future cash flows.  In connection with the Transaction, we recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess as goodwill.  In accordance with SFAS 142, goodwill was tested for impairment, and, as of August 28, 2004, management determined there was no impairment.

Workers' Compensation Accrual.    We incur certain expenses associated with workers' compensation. In order to measure the expense associated with these costs, management must make a variety of estimates including employee accidents incurred but not yet reported to us. The estimates used by management are based on our historical experience as well as current facts and circumstances. We use third-party specialists to assist management in appropriately measuring the expense associated with these costs.

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated (amounts in millions):

	Successor Entity	Combined	Successor Entity	Predecessor Entity
	52 weeks ended	364 days ended	24 days ended	340 days ended	53 weeks ended
	August 28, 2004	August 30, 2003	August 30, 2003	August 6, 2003	August 31, 2002

Net sales	$4,089.5	$3,661.4	$282.8	$3,378.6	$3,246.8
Costs and expenses:
Cost of sales	3,969.6	3,515.7	264.8	3,250.9	3,126.3
Selling, general and administrative	30.7	27.0	2.1	24.9	23.0
Depreciation and amortization	21.2	20.4	2.1	18.3	18.0
Operating income	68.0	98.3	13.8	84.5	79.5
Other income (expense):
Interest income	0.6	0.5		0.5	0.2
Interest expense	(24.9)	(6.7)	(1.6)	(5.1)	(6.8)
Other, net	0.3	(3.1)	(1.7)	(1.4)	4.6
Total other expense, net	(24.0)	(9.3)	(3.3)	(6.0)	(2.0)
Net income	$44.0	$89.0	$10.5	$78.5	$77.5

                Our fiscal year is the 52 or 53 week period ending on the last Saturday in August.  The results of operations for the 24 days ended August 30, 2003 are within a period for which demand for beef products was at a seasonally high level.

FYE August 28, 2004 Compared to FYE August 30, 2003

Net Sales.    Net sales were $4,089.5 million for FYE 2004, an increase of $428.1 million, or 11.7%, compared to $3,661.4 million for FYE 2003. The increase resulted primarily from an increase of approximately 14.8% in average net sales prices, partially offset by a 2.4% decrease in the average live cattle weights, which translates to fewer pounds of beef products sold in the period.  The full year inclusion of National Carriers in FYE 2004 also contributed a moderate increase in sales.

Cost of Sales.    Cost of sales was $3,969.6 million for FYE 2004, an increase of $453.9 million, or 12.9%, from $3,515.7 million for FYE 2003. The majority of the increase came as a result of a 17.7% increase in the average price of cattle, partially offset by an approximate 2.4% decrease in average live cattle weights and a 0.7% decrease in the number of cattle slaughtered and processed. The full year inclusion of National Carriers in FYE 2004 also contributed a moderate increase in cost of sales.  Cost of sales, as a percentage of net sales, was 97.1% and 96.0% for FYE 2004 and FYE 2003, respectively.

Selling, General and Administrative Expenses.    Selling, general, and administrative expenses were $30.7 million for FYE 2004, an increase of $3.7 million or 13.7%, from $27.0 million for FYE 2003. The increase resulted primarily from the inclusion of National Carriers for full FYE 2004, since its purchase in March 2003. Selling, general, and administrative expenses, as a percentage of net sales, were 0.8% and 0.7% for FYE 2004 and FYE 2003.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.8 million, or 3.9%, for FYE 2004 compared to FYE 2003, primarily due to the full year inclusion of National Carriers.

Operating Income.    Operating income was $68.0 million for FYE 2004, a decrease of $30.3 million, or 30.8%, from $98.3 million for FYE 2003. Operating income, as a percentage of net sales, was 1.7% and 2.7% for FYE 2004 and FYE 2003.  In May 2003 a cow in Canada was diagnosed with BSE, so the U.S. closed its border to the importation of live cattle from Canada.  The single case of BSE discovered in Washington state in December 2003 caused many international importers to close their borders to U.S. beef products.  As a result of these actions and their corresponding effects on the aggregate supply of cattle and aggregate demand for beef products, the U.S. beef industry has experienced a noticeable compression of industry margins during the latter part of FYE 2004.  We believe this was the reason for the reduced level of operating income during our fourth quarter of 2004, which has historically been a strong quarter for our industry.

Interest Expense.    Interest expense was $24.9 million for FYE 2004 compared to $6.7 million for FYE 2003, an increase of $18.2 million. The increase resulted primarily from the increased borrowings and higher average interest rates attributable to the Transaction.

Other, net.    In FYE 2004, our net non-operating income included the receipt of $1.1 million through the demutualization of a company which held annuities for NBP employees.  In FYE 2003 we recorded the cost of a bridge loan commitment fee of $1.7 million as well as the write-off of $1.6 million in unamortized debt issuance costs, both in connection with the Transaction, offset by the receipt of approximately $2.3 million as a result of a settlement related to anti-trust vitamin supplement litigation.  In addition, in FYE 2003 we incurred expenses in connection with our investment in an electronic commerce venture of $0.9 million.

FYE August 30, 2003 Compared to FYE August 31, 2002

Net Sales.    Net sales were $3,661.4 million in FYE 2003 compared to $3,246.8 million in FYE 2002, an increase of $414.6 million, or 12.8%. The increase resulted primarily from an increase of approximately 11.1% in average net sales prices.  This increase, along with an increase of approximately 1.5% in the number of cattle slaughtered and processed in FYE 2003, resulted in the net sales increase.  Demand characteristics for beef products improved in spite of price increases, due to popularity of protein diets and improved general economic conditions.

Cost of Sales.    Cost of sales was $3,515.7 million in FYE 2003 compared to $3,126.3 million in FYE 2002, an increase of approximately $389.4 million, or 12.5%.  The increase resulted primarily from an increase of approximately 1.5% in the number of cattle slaughtered and processed.  The volume increase, along with an increase of approximately 11.3% in average live cattle costs due to constrained cattle supplies resulted in the cost of sales increase.  The increase in cattle costs were more than offset by the increase in sales resulting in improved gross margins for FYE 2003.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $27.0 million in FYE 2003 compared to $23.0 million in FYE 2002, an increase of $4.0 million or 17.4%. The increase includes an increase in bad debt provision necessitated by the bankruptcy filing of one of our customers, which impaired our ability to collect all of the outstanding receivables, additional expenses resulting from the acquisition of National Carriers in March 2003, and an increase in consulting services relative to marketing strategies.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $2.4 million, or 13.3%, in FYE 2003 compared to FYE 2002 primarily due to the acquisition of National Carriers, as well as depreciation expense related to ongoing expansion projects.  No amortization or impairment of goodwill was reflected in FYE 2003.  Goodwill amortization in FYE 2002 was $0.8 million.

Operating Income.    Operating income was $98.3 million for FYE 2003 compared to $79.5 million for FYE 2002, an increase of $18.8 million, or 23.6%. The increase was primarily due to improved market conditions for beef products, recovering somewhat from reduced demand for beef in travel related industries as a result of the terrorist attacks on September 11, 2001, as well as reduced demand for beef in Japan brought on by the discovery of BSE in three Japanese cattle in late 2001. Operating income, as a percentage of net sales, was 2.7% and 2.4% for FYE 2003 and FYE 2002.

Interest Expense.    Interest expense was $6.7 million for FY 2003 compared to $6.8 million for FYE 2002, a decrease of $0.1 million, or 1.5%. The decrease resulted primarily from decreased borrowing levels for the majority of FYE 2003, through the Transaction in August of 2003. Interest expense will increase in future years as a result of higher borrowings due to the Transaction.

Interest Income.    Interest income was $0.5 million for FY 2003 compared to $0.2 million for FYE 2002, an increase of $0.3 million. The increase resulted primarily from higher variable rate deposit balances.

Other, net.    Our net non-operating expense in FYE 2003 included the cost of a bridge loan commitment fee of $1.7 million as well as the write-off of $1.6 million in unamortized debt issuance costs, both in connection with the Transaction.  In addition, we incurred expenses in connection with our investment in an electronic commerce venture of $0.9 million.  These amounts were partially offset by the receipt of approximately $2.3 million related to antitrust vitamin litigation.  We received approximately $2.3 million to settle our indirect purchaser vitamin antitrust claim through Farmland, which settled its own direct and indirect claims and those of all of its affiliates.  The settlement arose from the Department of Justice indictments of several manufacturers of vitamins and feed additives for price fixing, which resulted in confessions, amnesty and fines from 2000 to 2003.  During that time, numerous lawsuits were filed by direct and indirect purchasers, including both class-action lawsuits and individual lawsuits, to recover the antitrust overcharge.  Farmland filed separately for itself and its affiliates in the Ramsey County District Court in the State of Minnesota in November 2001, and the settlement was approved in January 2003.

FYE 2002 includes income of approximately $3.0 million as a result of reimbursements from its venture partner for previously expensed research and development costs related to the achievement of a certain development milestone in aLF Ventures, LLC.

Segment Results

The Company reports in two business segments:  Core Beef and Other.  The Company measures segment profit as operating income.  In the fourth quarter of FYE 2004, the Company revised its method of transfer pricing between its two segments related to the price charged for transportation services.  The effect of this change was to increase operating income of the Core Beef segment and decrease operating income of the Other segment by approximately $4.5 million for the fiscal year 2004.

Core Beef-the majority of NBP's revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries.

Other-the Other segments of NPB consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company and Kansas City Steak Company, LLC, a portion control steak cutting operation.

The following table represents segment results for the periods indicated (amounts in thousands):

	Successor Entity	Combined	Successor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries		National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended August 28, 2004	364 days ended August 30, 2003	24 days ended August 30, 2003	340 days ended August 6, 2003	53 weeks ended August 31, 2002
Net sales
Core Beef	$4,151,809	$3,749,476	$285,541	$3,463,935	$3,338,321
Other	163,866	91,997	15,534	76,463	25,868
Eliminations	(226,164)	(180,018)	(18,243)	(161,775)	(117,358)
Total	$4,089,511	$3,661,455	$282,832	$3,378,623	$3,246,831

Depreciation and amortization
Core Beef	19,134	18,761	1,845	16,916	17,315
Other	2,036	1,662	210	1,452	709
Total	21,170	20,423	2,055	18,368	18,024

Operating income
Core Beef	64,471	96,663	14,048	82,615	78,177
Other	3,532	1,569	(216)	1,785	1,310
Total	68,003	98,232	13,832	84,400	79,487

Interest income	549	552	41	511	271
Interest expense	(24,853)	(6,640)	(1,619)	(5,021)	(6,842)
Other income (expense)	1,355	(2,766)	(1,755)	(1,011)	3,766

Minority interest	(313)	(123)	(2)	(121)	(211)

Total income before taxes	$44,741	$89,255	$10,497	$78,758	$76,471

	August 28, 2004		August 30, 2003
Assets
Core Beef	$620,679		$610,965
Other	26,426		22,952
Eliminations	(584)		(4,096)
Total	$646,521		$629,821

FYE August 28, 2004 Compared to FYE August 30, 2003

                Core Beef

     Net Sales.  Net sales for Core Beef were $4,151.8 million in FYE 2004 compared to $3,749.5 million in FYE 2003, an increase of 10.7%. The increase of $402.3 million was due to an increase in average net selling prices of approximately 14.8%, partially offset by a 2.4% decrease in the average live cattle weights, which translates to fewer pounds of beef products sold in the period.

                Depreciation and Amortization.  Depreciation and amortization of Core Beef was $19.1 million in FYE 2004 compared to $18.8 million in FYE 2003, an increase of $0.3 million or 1.6%. The increase was primarily due to incremental amortization resulting from the new basis of accounting attributable to the Transaction.

     Operating Income.  Operating income for Core Beef was $64.5 million in FYE 2004 compared to $96.7 million in FYE 2003, a decrease of $32.2 million or 33.3%. The decrease resulted primarily from pressured margins in the beef industry over the previous year. FYE 2004 includes a 14.8% increase in the average net sales price of beef products, but this was more than offset by a 17.7% increase in the average price of cattle in the same period. In May 2003 a cow in Canada was diagnosed with BSE, so the U.S. closed its border to the importation of live cattle from Canada.  The single case of BSE discovered in Washington state in December 2003 caused many international importers to close their borders to U.S. beef products.  As a result of these actions and their corresponding effects on the aggregate supply of cattle and aggregate demand for beef products, the U.S. beef industry has experienced a noticeable compression of industry margins during FYE 2004.  We believe this was the reason for the reduced level of operating income during our fourth quarter of 2004, which has historically been a strong quarter for our industry.

                Other

     Net Sales.  Net sales for Other were $163.9 million in FYE 2004 compared to $92.0 million in FYE 2003, an increase of $71.9 million or 78.2%. The increase was due primarily to the full year inclusion of National Carriers in FYE 2004, which was acquired on March 28, 2003.

     Depreciation and Amortization.  Depreciation and amortization for Other was $2.0 million for FYE 2004 compared to $1.7 million in FYE 2003, an increase of $0.3 million or 17.6%. The increase was due primarily to the full year inclusion of National Carriers in FYE 2004, which was acquired on March 28, 2003.

     Operating Income.  Operating income for Other was $3.5 million in FYE 2004 compared to $1.6 million in FYE 2003, an increase of $1.9 million. The increase was due primarily to the full year inclusion of National Carriers in FYE 2004, which was acquired on March 28, 2003.

FYE August 30, 2003 Compared to FYE August 31, 2002

                Core Beef

     Net Sales. Net sales for Core Beef were $3,749.5 million in FYE 2003 compared to $3,338.3 million in FYE 2002, an increase of 12.3%. Much of the increase was due to an increase in average selling prices of approximately 11.1% as well as an increase in the number of cattle processed of approximately 1.5%.

     Depreciation and Amortization Expense. Depreciation and amortization of Core Beef was $18.8 million in FYE 2003 compared to $17.3 million in FYE 2002, an increase of 8.7%. The increase of $1.5 million was primarily a result of increased depreciation taken as a result of increased capital expenditures over the past year. No amortization or impairment of goodwill was reflected in FYE 2003. Goodwill amortization in FYE 2002 was $0.8 million.

     Operating Income. Operating income for Core Beef was $96.7 million in FYE 2003 compared to $78.2 million in FYE 2002, an increase of 23.7%. The increase of $18.5 million was primarily a result of improvements in gross margin, partially offset by increases in variable costs related to volume as well as fixed cost increases in selling, general and administrative expenses, utilities, depreciation and insurance.

Other

     Net Sales. Net sales for Other were $92.0 million in FYE 2003 compared to $25.9 million in FYE 2002, an increase of $66.1 million. The increase was due primarily to the acquisition of National Carriers, Inc. on March 28, 2003.

     Depreciation and Amortization Expense. Depreciation and amortization for Other was $1.7 million in FYE 2003 compared to $0.7 million in FYE 2002, an increase of $1.0 million. The increase was due primarily to the acquisition of National Carriers, Inc. on March 28, 2003.

     Operating Income. Operating income for Other was $1.6 million in FYE 2003 compared to $1.3 million in FYE 2002, an increase of 23.1%. The increase of $0.3 million was due primarily to the acquisition of National Carriers, Inc. on March 28, 2003.

Liquidity and Capital Resources

As of August 28, 2004 we had net working capital of $166.0 million, which included $5.5 million in distributions payable, and cash and cash equivalents of $28.0 million.  As of August 31, 2003, we had net working capital of $132.6 million, which included $22.4 million in distributions payable, and cash and cash equivalents of $31.3 million.  Our primary sources of liquidity are cash flow from operations and available borrowings under our amended credit facility.

As of August 28, 2004, we had $335.1 million of long-term debt, of which $9.5 million was classified as a current liability.  As of August 28, 2004 there were outstanding borrowings of $42.1 million, outstanding letters of credit of $43.0 million and available borrowings of $10.7 million, based on the most restrictive financial covenant ratio calculation, under our $140.0 million amended credit facility.  Borrowings under our amended credit facility have funded our working capital requirements, capital expenditures and other general corporate purposes.

In addition to outstanding borrowings under our amended credit facility, we had outstanding borrowings under industrial revenue bonds of $13.8 million, senior notes of $160.0 million, term loans of $118.8 million and capital lease and other obligations of $0.4 million as of August 28, 2004.

Effective November 19, 2004, our amended credit facility was further amended to reflect changes in financial covenants.  See Note 4, "Long-Term Debt and Loan Agreements" in Item 8 of our consolidated financial statements contained in this report.  The revised covenants are effective throughout fiscal year 2005, at which time the covenants generally will revert to, and be adjusted in accordance with, those contained in the amended credit facility prior to the November 19, 2004 amendment.  Available borrowings would have been $54.9 million as of August 28, 2004, had these covenant changes been in place.

Capital spending through FYE 2005 is expected to approximate $30.0 million, with projects already initiated at August 28, 2004 accounting for $12.0 million of that amount, and the Dodge City facility comprising the majority of existing projects. These expenditures, as well as proposed new capital projects expected to start during FYE 2005, are primarily for plant expansion, renewals and improvements.

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

Operating Activities

Net cash provided by operating activities was $45.7 million in FYE 2004 and $78.2 million in FYE 2003. The $32.5 million decrease was due primarily to lower net income in 2004, partially offset by the return of a cash deposit previously used to satisfy the requirements of the Packers and Stockyards Act of 1921.

Net cash provided by operating activities was $78.2 million for FYE 2003 compared to $86.2 million in FYE 2002.  The $8.0 million decrease was due primarily to increases in accounts receivable and inventories related to higher general price levels of beef products.  These increases in working capital were partially offset by increases in net income and accounts payable.

Investing Activities

Net cash used in investing activities was $31.2 million in FYE 2004 compared to $275.0 million for FYE 2003, a decrease of $243.8 million. The decrease was due primarily to the 2003 funding of the Transaction and funding of the acquisition of National Carriers.  We continue to invest in our Dodge City facility, in order to enhance its efficiency and increase its capacity, by spending approximately $22.9 million and $11.0 million during FYE 2004 and FYE 2003, respectively.  We expect to spend an additional $15.0 million, through existing and proposed projects, at this facility through FYE 2005.

Cash used in investing activities was $275.0 million in FYE 2003 compared to $20.0 million in FYE 2002. The $255.0 million increase in FYE 2003 was due primarily to the funding of the Transaction, funding of the acquisition of National Carriers and expenditures for the expansion of our processing facility in Dodge City, Kansas.

Financing Activities

Net cash used in financing activities was $17.8 million in FYE 2004 compared to cash provided by financing of $197.4 million for FYE 2003. The decrease in FYE 2004 of $215.2 million was due primarily to the FYE 2003 issuance of Senior Notes and member contributions associated with the Transaction.

Cash provided by financing was $197.4 million for FYE 2003 compared to cash used in financing of $56.4 million for FY 2002.  The $253.8 million increase in cash provided by financing was due primarily to the issuance of our senior notes, member contributions and an increase in borrowings under our then-existing senior credit facility as well as a reduction of cash distributions to partners of $112.4 million.

Amended Senior Credit Facility

On August 6, 2003, we amended and restated our existing senior credit facility with a consortium of banks, which consists of a $125.0 million term loan and a $140.0 million revolving credit facility that expires in August 2008.

The term loan facility provides for a term loan in the principal amount of $125.0 million. The revolving credit facility provides revolving loans in an aggregate amount of up to $140.0 million. At the closing of the Transaction, we borrowed the full amount available under the term loan facility and $16.0 million under the revolving credit facility. The borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.  Our amended credit facility is secured by a first priority lien on substantially all of our assets.  Borrowings under the term loan are due and payable in quarterly installments. The term loan has graduated amortization with the quarterly payments amounting to 1.25% of the initial loan balance for each of the first four quarters, 1.875% for each of the second four quarters, 2.5% for each of the third four quarters, 3.125% for each of the fourth four quarters and 3.75% for each of the remaining three quarters prior to maturity. The final balance of $67,187,500 is due in August 2008. The amended revolving credit facility is also available until August 2008.

Our amended credit facility contains covenants that limit our ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  On August 28, 2004, we were in compliance with all financial covenants under our amended credit facility, with the exception of the four-quarter rolling measure of EBITDA, which was required to be at least $92 million as of August 28, 2004.  Effective October 6, 2004, the lenders under our amended credit facility waived this event of default.  The calculation of this ratio is not allowed to include an add back for charges of approximately $18.8 million incurred after the discovery of a single Holstein dairy cow in December 2003 in the state of Washington that tested positive for Bovine Spongiform Encephalopathy ("BSE").

Effective November 19, 2004, our amended credit facility was further amended to reflect changes in financial covenants.  The amended credit facility, as amended, contains the following financial covenants, effective throughout fiscal year 2005:

•         Maximum funded debt to EBITDA ratio of 7.25x;

•         Maximum senior secured funded debt to EBITDA ratio of 4.50x;

•         Minimum four quarter rolling EBITDA of $50 million;

•         Minimum working capital of $92.25 million;

•         Maximum annual capital expenditures of $30 million.

Beginning with fiscal year 2006, the financial covenants (except for the limitation on maximum annual capital expenditures) will revert to, and be adjusted in accordance with, those contained in the amended credit facility as in effect immediately prior to the November 19, 2004 amendment.  The financial covenants which will be in place in fiscal year 2006 under the amended credit facility as of August 6, 2003, will be more restrictive than those covenants in place in fiscal year 2005 under the November 19, 2004 amendment and more restrictive than those covenants in place in fiscal year 2004.

Industrial Revenue Bonds

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on our behalf to fund the purchase of equipment and construction of improvements at our facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. Pursuant to a lease agreement, we lease the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds. Each series of bonds is backed by a letter of credit under our amended credit facility.

The bonds are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The per annum interest rate for each series of bonds was 1.3% in FYE 2004. We have the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days' notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

10 ½% Senior Notes

Concurrent with the Transaction, we issued the 10 ½% Senior Notes that will mature on August 1, 2011.  Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year, which commenced on February 1, 2004.  The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all of our other senior unsecured obligations.  With limited exceptions, the Senior Notes are not redeemable before August 1, 2007.  During the 12 month period commencing August 1, 2007 and August 1, 2008, the Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount.  Thereafter, the Senior Notes may be redeemed at 100% of face value.  The Indenture governing the Senior Notes contains certain covenants that restrict our ability to:

•         incur additional indebtedness;

•         make restricted payments;

•         make distributions on or redeem our equity interests;

•         sell our assets;

•         create liens;

•         merge or consolidate with another entity; and

•         enter into transactions with affiliates.

The following table describes our cash payment obligations as of August 28, 2004 (in thousands):

	Total	Year 1 FY05	Year 2 FY06	Year 3 FY07	Year 4 FY08	Year 5 FY09	After Year 5
Term loan facility	$118,750	$9,375	$12,500	$15,625	$81,250	$-	$-
Revolving credit facility	42,059	-	-	-	42,059	-	-
Capital leases	78	78	-	-	-	-	-
Senior Notes	160,000	-	-	-	-	-	160,000
Industrial Revenue Bonds	13,850	-	-	-	-		13,850
Farmland note	350	-	-	-	-	-	350
Operating leases	22,336	7,904	4,755	3,298	2,314	1,729	2,336
Purchase commitments	2,158	2,158	-	-	-	-	-
Cattle commitments(1)	42,353	42,353
Utilities commitment(2)	16,530	826	827	826	826	828	12,397
Total	$418,464	$62,694	$18,082	$19,749	$126,449	$2,557	$188,933

(1)  We make a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to our plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at our facilities.   This amount approximates our outstanding cattle commitments at August 28, 2004.

(2)  The utilities commitment represents our anticipated obligations under a tentative agreement with the City of Dodge City, Kansas.  In order to meet the continuing growth needs for water and wastewater services of our Dodge City facility, over a period of time from May 20, 2002 to April 24, 2003, we signed a memorandum of understanding with subsequent clarifying supplements with the City of Dodge City, Kansas whereby we expressed our intention of entering into a services agreement for the city to provide us water and wastewater services at a price and term sufficient to permit the city to recoup up to one-half of the capital cost of providing fresh water service from a parcel of land we own 11 miles south of the City, and of providing upgraded city wastewater facilities to help service the needs of our Dodge City facility.  The total cost of these improvements was approximately $22.1 million.  The city sold twenty year municipal bonds to pay for these improvements and we are in the process of finalizing the water services agreement.  We anticipate this agreement to be finalized in the near future and that our payments to the city will be approximately $0.8 million annually.

Off-Balance Sheet Arrangements

As of August 28, 2004 we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe that our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material affect on our operations in FYE 2004, 2003 and 2002. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

Seasonality and Fluctuations in Operating Results

Our operating results are influenced by seasonal factors in the beef industry. These factors affect the price that we pay for livestock as well as the ultimate price at which we sell our products. The seasonal demand for beef products is highest in the summer and fall months as weather patterns permit more outdoor activities and there is an increased demand for higher value items that are grilled, such as steaks. Both live cattle prices and boxed beef prices tend to be at seasonal highs during the summer and fall. Because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

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

We may use futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we account for futures contracts and their related firm commitments at fair value. Most firm commitments are treated as "normal purchases and sales" and not marked to market.  SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm commitments related to the futures contracts are recorded to income and expense in the period of change.

The following table describes the number of futures positions and the fair value of those positions and related firm commitments at August 28, 2004 and August 30, 2003.  A position in live cattle consists of 40,000 pounds.  Firm commitments for purchase are for live cattle and firm commitments for sales are for boxed beef.

August 28, 2004	Positions expiring within 1 year	Fair Value
		(in thousands)
Live Cattle
Futures long . . . . . . . . . . . . . . . . . . .	-	-
Futures short . . . . . . . . . . . . . . . . . .	55	96
Firm Commitments Purchase . . . . .		(96)
Firm Commitments Sale . . . . . . . . .		-

August 30, 2003
Live Cattle
Futures long . . . . . . . . . . . . . . . . . . .	808	1,232
Futures short . . . . . . . . . . . . . . . . . . .	272	(429)
Firm Commitments Purchase . . . . . .		(139)
Firm Commitments Sale . . . . . . . . . . .		(1,386)

Foreign Operations.    Transactions denominated in a currency other than an entity's functional currency may expose that entity to currency risk. Although we operate in international markets including Japan and South Korea, product sales are predominately made in United States dollars and therefore currency risks are limited.

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

Our variable interest expense is sensitive to changes in the general level of interest rates.  As of August 28, 2004, a portion of our debt is borrowed at LIBOR plus a weighted average margin rate of 2.5%. As of August 28, 2004, the weighted average interest rate on our $174.7 million of variable interest debt was approximately 4.0%.

We had total interest expense of approximately $24.9 million in FYE 2004 and approximately $6.6 million in FYE 2003. The estimated increase in interest expense from a hypothetical 200 basis point adverse change in applicable variable interest rates would have been approximately $3.4 million in FYE 2004 and approximately $2.8 million in FY 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Our consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 28, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

ITEM 9B.  OTHER INFORMATION

                None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Managers and Executive Officers

The following table provides certain information regarding the members of our board of managers and our executive officers. Each member of the board of managers and executive officer will hold office until a successor is elected or qualified or until the earlier of his death, resignation or removal.

Name	Age as of August 28, 2004	Positions
John R. Miller	51	Chief Executive Officer and Manager
Timothy M. Klein	47	President and Chief Operating Officer
Jay D. Nielsen	49	Chief Financial Officer
Terry L. Wilkerson	53	Executive Vice President of Operations
David L. Grosenheider	47	Executive Vice President of Case-Ready Meats
Monte E. Lowe	46	Executive Vice President of Sales and Marketing
Scott H. Smith	51	General Counsel and Secretary
Steven D. Hunt	45	Chairman of Board of Managers
Richard A. Jochum	44	Manager

John R. Miller serves as a manager and has been our Chief Executive Officer since 1992.  Since 1992, Mr. Miller has served as the Chief Executive Officer of National Carriers, Inc., and since 2001, he has served as the Chief Executive Officer of aLF Ventures, LLC.

Timothy M. Klein has been our President and Chief Operating Officer since 1998. Mr. Klein served as our Executive Vice President from 1992 through 1998.

Jay D. Nielsen has been our Chief Financial Officer since 1997 and has worked at National Beef since 1992.

Terry L. Wilkerson has served as our Executive Vice President of Operations since 1998.

David L. Grosenheider has served as our Executive Vice President of Case-Ready Meats since June 2003. >From 1999 to June 2003, Mr. Grosenheider served as our Executive Vice President of Systems and Planning and from 1993 to 1998 as our Vice President of Operational Affairs.

Monte E. Lowe has served as our Executive Vice President of Sales and Marketing since 1993.

Scott H. Smith has served as our General Counsel since 1992 and has served as our Secretary since 2003.

Steven D. Hunt has served as the Chairman of our Board of Managers since the consummation of the Transaction on August 6, 2003. Mr. Hunt was one of the founders of U.S. Premium Beef and has served as its Chief Executive Officer since 1996.

Richard A. Jochum serves as one of our managers. He has served as the General Counsel and Corporate Administrator of BPI since March 2002. From March 2000 to March 2002, Mr. Jochum served as the Assistant Vice President, Legal Affairs for IBP, Inc. From 1994 to March 2000, Mr. Jochum served as Assistant Vice President, Personnel Administration for IBP, Inc.

Manager Compensation

We are not required to pay additional remuneration to our managers for serving as such. There are no family relationships among any of the managers or executive officers.

Audit Committee

The board of managers of NBP has an audit committee consisting of Messrs. Hunt and Jochum. The Board of Managers has determined that Mr. Hunt is an "audit committee financial expert" as defined in Item 401(h)(2) of Regulation S-K promulgated by the Securities and Exchange Commission.

Code of Ethics

            NBP has adopted a corporate code of ethics for its principal executive officer, principal financial officer and principal accounting officer or controller within the meaning of the rules and regulations of the Securities and Exchange Commission.  A copy of the Code may be obtained, without charge, upon written request to Jay Nielsen, Chief Financial Officer, National Beef Packing Company, LLC, P. O. Box 20046, Kansas City, Missouri 64195.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation information for our Chief Executive Officer and our four other executive officers who were the most highly compensated for the FYE August 28, 2004. We refer to these individuals collectively as our "named executive officers."

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)(1)	LTIP Payouts ($)(2)	All Other Compensation ($)(3)
John R. Miller	2004	900,000	244,726		-	-	3,333
Chief Executive Officer	2003	615,000	1,676,304	(4)	-	-	3,578

Timothy M. Klein	2004	500,000	122,363		-	-	3,310
President and Chief Operating Officer	2003	376,500	838,152	(5)	-	-	4,090

Terry L. Wilkerson	2004	195,000	122,781	(6)	-	178,419	3,525
Executive Vice President of Operations	2003	178,461	148,161		-	81,364	3,621

David L. Grosenheider	2004	195,000	114,248	(6)	-	178,419	3,675
Executive Vice President of Case-Ready Meats	2003	166,058	138,890		-	108,631	3,479

Monte E. Lowe	2004	167,789	107,963	(6)	-	178,419	2,600
Executive Vice President of Sales and Marketing	2003	156,923	121,528		-	88,938	2,750

(1)      None of the perquisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 and 10% of the total annual salary and bonus received by each named executive officer.

(2)     Represents amounts paid pursuant to the Management Long Term Incentive Plan. The 2003 amount does not include $162,641 and the 2004 amount does not include $32,528 earned by, but not yet payable to, each of Messrs. Wilkerson, Grosenheider and Lowe in fiscal years 2003 and 2004, respectively, pursuant to the Management Long Term Incentive Plan. The 2003 amounts will vest, together with accrued interest, in three equal installments at the end of fiscal years 2006, 2007 and 2008 and the 2004 amounts will vest in the same manner at the end of fiscal years 2007, 2008 and 2009. The Management Long Term Incentive Plan provides incentive compensation opportunities for designated management employees of the Company based on the attainment of highly focused yearly performance goals. Participation is determined by the Chief Executive Officer for each fiscal year and is limited to management positions that have a significant impact on the Company's long term, strategic results. The Chief Executive Officer establishes performance goals for each fiscal year that focus on one, or a very few, key measurable results of strategic financial importance to the Company. Upon the attainment of the performance goals and in recognition of other outstanding contributions, a participant receives a cash award that will begin vesting three years after the close of the fiscal year in which the award was made and will vest in equal installments over a three-year period.

(3)     Represents the Company's contribution to each named executive officer under the National Beef Packing Company, LLC Profit Sharing and Savings Plan.

(4)     Does not include (i) $2,804,151 earned by Mr. Miller in fiscal year 2003 pursuant to his prior employment arrangements and (ii) $1,264,763 representing the pro rata portion of a bonus based on the Company's income over a three year period and earned by Mr. Miller in fiscal year 2003 pursuant to his prior employment arrangements. Mr. Miller will receive 6,057,143 Class A interests and 609,524 Class C interests in lieu of these cash payments owed under prior employment arrangements pursuant to a deferred equity compensation agreement entered into in connection with the Transaction.

(5)     Does not include (i) $1,402,075 earned by Mr. Klein in fiscal year 2003 pursuant to his prior employment arrangements and (ii) $715,524 representing the pro rata portion of a bonus based on the Company's income over a three year period and earned by Mr. Klein in fiscal year 2003 pursuant to his prior employment arrangements. Mr. Klein will receive 3,028,571 Class A interests and 304,762 Class C interests in lieu of these cash payments owed under prior employment arrangements pursuant to a deferred equity compensation agreement entered into in connection with the Transaction.

(6)     Represents amounts paid pursuant to the Management Incentive Program. The Management Incentive Program has been established to provide additional incentive compensation opportunities for certain personnel employed by the Company. Bonuses are paid under the Plan if the Company attains a specified return on capital in the applicable fiscal year. Bonus amounts are determined based on the participant's length of service with the Company or based on the participant's gross earnings.

Employment Arrangements

In connection with the closing of the Transaction, we entered into an agreement with John R. Miller to continue to serve as our Chief Executive Officer for a term of five years at an initial annual salary of $900,000. In addition to his salary, Mr. Miller will receive a quarterly bonus of approximately $75,000 per fiscal quarter (so long as we are permitted to make restricted payments pursuant to our amended credit facility), an annual bonus based on our earnings before taxes for each year and long-term bonuses based on our earnings before interest and taxes. Mr. Miller will be entitled to receive benefits described in his employment agreement and other customary benefits in accordance with our Company policies.

If we terminate Mr. Miller's employment without cause or if he terminates his employment with good reason, he will continue to receive his then-current salary and specified bonuses and we will maintain certain fringe benefits on his behalf for the remainder of the five-year term specified in his employment agreement. Mr. Miller's employment agreement also contains a covenant not to compete, subject to certain conditions.

In connection with the closing of the Transaction, we entered into an agreement with Mr. Klein to continue to serve as our President and Chief Operating Officer for a term of eight years at an initial annual salary of $500,000. In addition to his salary, Mr. Klein will receive a quarterly bonus of approximately $37,500 per fiscal quarter (so long as we are permitted to make restricted payments pursuant to our amended credit facility), an annual bonus based on our earnings before taxes for each year and long-term bonuses based on our earnings before interest and taxes. Mr. Klein will be entitled to receive benefits described in his employment agreement and other customary benefits in accordance with Company policies.

If we terminate Mr. Klein without cause or if he terminates his employment with good reason, he will continue to receive his then-current salary and specified bonuses and we will maintain certain fringe benefits on his behalf for the remainder of the eight-year term specified in his employment agreement. Mr. Klein's employment agreement also contains a covenant not to compete, subject to certain conditions.

Messrs. Miller and Klein will each receive 6,057,143 and 3,028,571 Class A interests, respectively, and 609,524 and 304,762 Class C interests, respectively, in respect of their past services to us pursuant to deferred equity incentive compensation agreements entered into in connection with the Transaction.

In the event that either Mr. Miller or Mr. Klein is terminated with cause or terminates his employment without good reason, we will be entitled, but not required, under certain circumstances to purchase a predetermined portion of such officer's Class B and Class C interests in National Beef.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as of August 28, 2004 with respect to the beneficial ownership of the membership interests of National Beef by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of National Beef, (ii) each of the members of our board of managers, (iii) each of our named executive officers, (iv) other executive officers who beneficially own membership interests in National Beef, and (v) all of the members of our board of managers and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

Beneficial Owner	Class B Interest	Percentage of Class
U.S. Premium Beef, LLC	10,000,000	53.16%
NBPCo Holdings, LLC(1)	3,810,044	20.26
David L. Grosenheider	-	-
Steven D. Hunt	-	-
Richard A. Jochum	-	-
Timothy M. Klein(2)	1,428,571	7.59
Monte E. Lowe	-	-
John R. Miller(3)	2,857,143	15.19
Scott H. Smith(4)	714,286	3.80
Terry L. Wilkerson	-	-
All managers and executive officers as a group (9 persons)	5,000,000	26.58%

(1)    Eldon N. Roth is the controlling stockholder of NBPCo Holdings, LLC and is deemed to beneficially own the interests held by NBPCo Holdings, LLC.

(2)    Mr. Klein holds some of his interests through TKK Investments, LLC, a Missouri limited liability company that is beneficially owned by Mr. Klein.

(3)    Mr. Miller holds some of his interests through French Basin Land & Cattle Co. LLC, a Utah limited liability company that is beneficially owned by Mr. Miller.

(4)    Mr. Smith holds his interests through S-B Enterprises V, LLC, a Utah limited liability company that is beneficially owned by Mr. Smith.

Equity Interests

U.S. Premium Beef, NBPCo Holdings and Messrs. Miller, Klein and Smith hold Class A and/or Class B interests in us. In addition, in connection with the Transaction, Messrs. Miller and Klein will be issued an aggregate of up to 9,085,714 Class A interests and up to 914,286 Class C interests in us in lieu of approximately $10 million in cash payments owed under existing employment arrangements.

Class A Interests. Class A interests are non-voting and are entitled to a priority distribution of 5% per year on the face amount of the Class A interests, payable quarterly in cash to the extent permitted by our senior lenders and the indenture governing the senior notes. The face amount of the Class A interests, together with all unpaid priority distributions, will be distributed on a priority basis upon liquidation.

Class B Interests. Class B interests, together with the Class C interests described below, are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by us after allocation of income attributable to the Class A priority distribution. In addition, the holders of Class B interests are entitled to receive quarterly distributions of 48% of our taxable net income to make tax payments. Certain of the Class B interests (B-2 interests) issued to management are in the form of "profits interests" issued in exchange for services previously rendered. The B-2 interests have rights in liquidation only to the extent of their profits interest. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

Class C Interests. Rights to Class C interests are held only by owners of Class B-2 interests. Class B-2 and Class C interests collectively, have equal value and rights as Class B-1 interests. The face amount of the Class C interests will be distributed out of the assets available for distribution upon liquidation on a parity basis with the Class B interests after payment of the Class A face amount together with all unpaid Class A priority distributions.

U.S. Premium Beef holds approximately 53.2% of the Class B interests, as well as approximately 72.9% of the outstanding Class A interests, with an aggregate face amount of approximately $88.8 million. NBPCo Holdings owns approximately 20.2% of the Class B interests, as well as approximately 25.9% of the outstanding Class A interests, with an aggregate face amount of approximately $31.6 million. Messrs. Miller, Klein and Smith own approximately 26.6% of the Class B interests, and Mr. Smith owns approximately 1.2% of the outstanding Class A interests with an aggregate face amount of approximately $1.5 million. Upon the occurrence of specified major liquidity transactions or in August 2008, Messrs. Miller and Klein will be issued an aggregate of up to 9,085,714 Class A interests with an aggregate face amount of approximately $9.1 million and up to 914,286 Class C interests with an aggregate face amount of approximately $0.9 million in lieu of approximately $10 million in cash payments owed under prior or existing employment arrangements pursuant to deferred compensation agreements entered into in connection with the Transaction. See "Item 11.  Executive Compensation-Employment Arrangements." These amounts were previously expensed as compensation expense in our financial statements.

We do not have any equity compensation plans under which equity securities of National Beef are authorized for issuance.  In connection with the Transaction, two of our executive officers will be issued an aggregate of up to 9,085,714 Class A interests and up to 914,286 Class C interests in us in lieu of approximately $10 million in cash payments owed under existing employment arrangements.  See "Item 11.  Executive Compensation."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Arrangements in connection with the Transaction

Messrs. Miller and Klein were granted the right to receive up to 6,057,143 and 3,028,571 Class A interests, respectively, and up to 609,524 and 304,762 Class C interests, respectively, in lieu of approximately $10 million in cash payments owed under existing employment arrangements.

Simultaneous with the Transaction, all of the holders of our membership interests entered into a limited liability company agreement that provides for, among other things, election of our board of managers, the powers of our board of managers and our officers, approval rights for certain of our equity holders, restrictions and rights related to the transfer, sale or purchase of our membership interests, and preemptive and repurchase rights.

The limited liability company agreement provides that NBPCo Holdings and the members of management who hold membership interests in us have the right to request that we purchase their membership interests under certain circumstances.  At any time after July 31, 2008, the members of management will have the right to request that we repurchase their membership interests, except Mr. Klein will only be permitted to make this request with respect to 25% of his interests before July 31, 2011. The value of the management interests will be determined by a mutually agreed appraisal process. We will have the ability to delay any purchase of membership interests for four months twice in any two year period if the board of managers determines that it would not be financially advisable for us to complete the repurchase. If we do not, or are not able to, delay a requested repurchase and are not able to effect the repurchase within six months, the members of management have the right to cause the board of managers to commence a sale process of us. NBPCo Holdings will have the right to participate in any transaction undertaken by us to satisfy the rights of management.

At any time after July 31, 2010, NBPCo Holdings will have the right to request that we repurchase its membership interests if it still holds 10% of our Class B interests. The value of the NBPCo Holdings interests will be determined by a mutually agreed appraisal process. We will have the ability to delay any repurchase of membership interests for four months twice in any two year period if the board of managers determines that it would not be financially advisable to complete the repurchase. If we do not, or are not able to, delay a requested purchase and are not able to effect the repurchase within six months, NBPCo Holdings has the right to cause the board of managers to commence a sale process of us. Management will have the right to participate in any transaction undertaken by us to satisfy the rights of NBPCo Holdings.

Transactions with U.S. Premium Beef

In December 1997, we entered into a contract with U.S. Premium Beef to purchase a portion of our annual cattle requirements.  In connection with the cooperative's purchase of its interest in Farmland National Beef, U.S. Premium Beef obtained the right, and became subject to the obligation, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef's ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  During FYE 2004, we obtained approximately 18% of our cattle from U.S. Premium Beef. We made purchases from U.S. Premium Beef of approximately $614.3 million in FYE 2004 for cattle. The purchase price for the cattle is determined by our pricing grid, which, under the terms of our agreement with U.S. Premium Beef, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing we offer to other suppliers. Under the terms of the Transaction, any new purchase agreements and payment formulas with U.S. Premium Beef must be consistent with our agreement existing at the time of the Transaction.

Transactions with Beef Products, Inc.

Since 1994, we have had a business relationship with Beef Products, Inc.("BPI"), which is an affiliate of NBPCo Holdings, whereby we sell beef trimmings, referred to as trim, to BPI, and we purchase processed lean beef from BPI for use in our ground beef operations. Our aggregate sales of trim to BPI totaled approximately $52.7 million in FYE 2004.  Our aggregate purchases of processed lean beef from BPI totaled approximately $16.7 million in FYE 2004.

Aircraft Leases

In December 1998, the Predecessor entered into an aircraft lease agreement under which it leased a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, our Chief Executive Officer, is the beneficial owner. The term of the lease is for five years and may be terminated by either John. R. Miller Enterprises, L.L.C. or us on 90 days' prior written notice. During the FYE August 28, 2004, we paid $ 0.2 million to lease the aircraft and $0.07 million into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.  The lease expired on December 15, 2003.  We still use this aircraft on an as needed basis, with the payment terms, including the payments into the engine replacement reserve account, essentially identical to the lease agreement, except the monthly usage payment is calculated on the actual hours used, not to exceed the monthly lease payment we paid while the lease was active.  There is no lease agreement in effect for this aircraft.

In March 2001, the Predecessor entered into a second aircraft lease agreement under which it leased an additional business jet aircraft from John R. Miller Enterprises, L.L.C. The term of the lease automatically renews every 11 months unless either John R. Miller Enterprises, L.L.C. or we request termination within 90 days of the end of the lease term. During the FYE August 28, 2004, we paid $ 0.4 million to lease the aircraft and $0.05 million into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In October 2003, we entered into an additional aircraft lease agreement under which we lease a third business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, our Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. This aircraft replaced the aircraft leased in December 1998. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the FYE August 28, 2004, we paid $0.3 million to lease the aircraft and $0.08 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

We believe that the terms of these aircraft leases are at least as favorable to us as we could have obtained from unaffiliated third parties.

Other Transactions with John R. Miller

We pay a rental fee and cleaning expenses to Icky Investments, LLC, a limited liability company in which John R. Miller holds a beneficial interest, on a condominium unit in Kansas City used by John R. Miller. In FYE 2004 we paid $0.01 million under this arrangement.

We pay a per person fee for lodging and meals to J. R. Miller Ranches, LLC, a limited liability company in which John R. Miller holds a beneficial interest, for management meetings held at John R. Miller's property in Montana. In FYE 2004 we paid $0.01 million under this arrangement.

We pay office rent and parking fees for office space in Salt Lake City, Utah to Wasatch Plaza Holdings, LLC, a limited liability company in which John R. Miller holds an interest. In FYE 2004 we paid $0.04 million under this arrangement.

We reimburse JRM-C Management, LLC, a limited liability company in which John R. Miller holds a beneficial interest, for ordinary office expenses including office supplies, telephone expenses and postage that are paid by this entity on John R. Miller's behalf. In FYE 2004 we paid $0.02 million under this arrangement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 28, 2004 and August 30, 2003.

Type of Service	FYE 2004	FYE 2003
	(amounts in thousands)
Audit Fees	$219	$304
Audit-Related Fees	99	203
Tax Fees	133	89
All Other Fees	-	-
Total	$451	$596

Audit Fees

Audit fees relate to the audit of our consolidated financial statements and regulatory filings, and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees primarily related to our filings of Registration Statements on Form S-4 and our Prospectus under Rule 424(b)(3) of the Securities Act of 1933 for our senior notes.

Tax Fees

Tax fees related to tax compliance, tax advice and tax planning services.

All Other Fees

We did not pay any other type of fee and did not receive any other services from KPMG LLP during the FYE 2004 and FYE 2003.

Our audit committee appoints our independent auditors.  The audit committee is solely and directly responsible for the approval of the appointment, re-appointment, compensation and oversight of our independent auditors.  The audit committee approves in advance all work to be performed by the independent auditors.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules

(1)    The consolidated financial statements filed as part of this report at Item 8 are listed in the Index to the Consolidated Financial Statements on page F-1 contained herein.

(2)     The financial statement schedule required to be filed by Item 8 of this report is set forth in "Item 15(c) Financial Statement Schedules" contained herein.

(b) The following documents are filed or incorporated by reference as exhibits to this report:

3.1            Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of August 6, 2003 (incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

3.2(a)        Certificate of Incorporation of NB Finance Corp.  (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

3.2(b)        Bylaws of NB Finance Corp.  (incorporated herein by reference to Exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

4.1(a)        Indenture dated as of August 6, 2003 by and among National Beef Packing Company, L.P., NB Finance Corp and U.S. Bank National Association  (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

4.1(b)        Form of Series B Senior Note due 2011 (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

4.1(c)        Registration Rights Agreement dated as of August 6, 2003 by and among National Beef Packing Company, L.P., NB Finance Corp., Deutsche Bank Securities Inc., U.S. Bancorp Piper Jaffray Inc. and Rabo Securities USA, Inc.  (incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.1          Purchase Agreement dated July 31, 2003 by and among NB Acquisition, LLC, National Beef Packing Company, L.P., NB Finance Corp., Deutsche Bank Securities Inc., U.S. Bancorp Piper Jaffray Inc. and Rabo Securities USA, Inc.  (incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.2(a)*    Employment Agreement dated as of August 6, 2003 by and between National Beef Packing Company, LLC and John R. Miller (incorporated herein by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.2(b)*    Deferred Equity Incentive Compensation Agreement dated August 6, 2003 by and between National Beef Packing Company, LLC and John R. Miller (incorporated herein by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.3(a)*    Employment Agreement dated as of August 6, 2003 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.3(b)*    Deferred Equity Incentive Compensation Agreement dated August 6, 2003 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.4(a)      Third Amended and Restated Credit Agreement, dated as of August 6, 2003 (the "Credit Agreement"), by and among Farmland National Beef Packing Company, L.P., CoBank, ACB, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, Farm Credit Services of Minnesota Valley, PCA, dba FCS  Commercial Finance Group, Agfirst Farm Credit Bank, Amarillo National Bank, Farm Credit Bank of Wichita, dba U.S. Agbank, F.C.B., Farm Credit Services of America, PCA, First National Bank of Omaha, ING Capital LLC and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.4(b)      First Amendment dated as of January 28, 2004 to the Credit Agreement (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2004, filed with the SEC on April 13, 2004).

10.4(c)      Second Amendment dated as of August 2, 2004 to the Credit Agreement (filed herewith).

10.4(d)      Waiver and Consent dated as of October 6, 2004 to the Credit Agreement (filed herewith).

10.4(e)      Third Amendment dated as of November 19, 2004 to the Credit Agreement (filed herewith).

10.5          Cattle Purchase and Sale Agreement dated as of December 1, 1997 by and among Farmland National Beef Packing Company, L.P. and U.S. Premium Beef, Ltd.  (incorporated herein by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.6(a)      Lease Agreement dated as of February 1, 1999 between City of Dodge City, Kansas and Farmland National Beef Packing Company, L.P. securing $1,000,000 City of Dodge City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 1999 (incorporated herein by reference to Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.6(b)      Indenture of Trust dated as of February 1, 1999 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $1,000,000 City of Dodge City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 1999 (incorporated herein by reference to Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.7(a)      Amended and Restated Lease Agreement dated as of January 1, 1999 between City of Liberal, Kansas and Farmland National Beef Packing Company, L.P. securing $1,000,000 City of Liberal, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 1999 (incorporated herein by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.7(b)      Indenture of Trust dated as of January 1, 1999 between City of Liberal, Kansas and Commerce Bank, N.A., as trustee, securing $1,000,000 City of Liberal, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 1999 (incorporated herein by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.8(a)      Lease Agreement dated as of March 1, 2000 between City of Dodge City, Kansas and Farmland National Beef Packing Company, L.P. securing $6,000,000 City of Dodge City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.8(b)      Indenture of Trust dated as of  March 1, 2000 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $6,000,000 City of Dodge City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.9(a)      Lease Agreement dated as of March 1, 2000 between City of Liberal, Kansas and Farmland National Beef Packing Company, L.P. securing  $5,850,000 City of Liberal, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.9(b)      Indenture of Trust dated as of March 1, 2000 between City of Liberal, Kansas and Commerce Bank, N.A., as trustee, securing  $5,850,000 City of Liberal, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.10        Aircraft Lease dated March 2, 2001 by and among John R. Miller Enterprises, L.L.C. and Farmland National Beef Packing Company, L.P.  (incorporated herein by reference to Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.11(a)    Aircraft Lease dated December 15, 1998 by and among John R. Miller Enterprises, L.L.C. and Farmland National Beef Packing Company, L.P.  (incorporated herein by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.11(b)    Lease Amendment Number One, dated January 4, 1999, to Aircraft Lease dated December 15, 1998 by and among John R. Miller Enterprises, L.L.C. and Farmland National Beef Packing Company, L.P.  (incorporated herein by reference to Exhibit 10.18 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.12        Agreement dated December 22, 2003 by and between National Beef and United Food and Commercial Workers International Union, AFL-CIO-CK, UFCW District Local Two (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on February 11, 2004).

10.13        Lease agreement dated as of January 16, 2001 between Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas counties and Farmland National Beef Company (incorporated herein by reference to Exhibit 10.20 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.14        Aircraft Lease dated October 15, 2003 by and among John R. Miller Enterprises III, LLC and National Beef Packing Company, LLC.  (incorporated herein by reference to Exhibit 10.22 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.15*      National Beef Packing Company, LLC Management Incentive Program (incorporated herein by reference to Exhibit 10.23 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.16*      National Beef Packing Company, LLC Management Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

21.1          Subsidiaries of National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 21.1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

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

_____________

*  Management contract or compensatory plan or arrangement.

 (c) Financial Statement Schedules:

               The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002.

National Beef Packing Company, LLC

Doubtful Accounts/Claims Rollforward

Period Ending	Beginning Balance	Provision	Charge Off	Other		Ending Balance

August 28, 2004	(5,133,549)	(3,609,812)	3,129,816	-		(5,613,545)
August 30, 2003	(5,053,037)	(296,768)	216,256	-		(5,133,549)
August 6, 2003	(3,049,040)	(3,858,856)	2,568,965	(714,106	)(1)	(5,053,037)
August 31, 2002	(2,977,461)	(6,190,802)	6,119,223	-		(3,049,040)

(1)	Represents the acquisition of National Carriers, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

The Board of Directors and Stockholders
National Beef Packing Company, LLC:

Under date of November 22, 2004, we reported on the consolidated balance sheets of National Beef Packing Company, LLC and subsidiaries (Successor) as of August 28, 2004 and August 30, 2003, and the related consolidated statements of operations, members' capital, comprehensive income, and cash flows for the fiscal year ended August 28, 2004 and for the 24 days ended August 30, 2003 (Successor periods), and the consolidated statements of operations, partners' capital, comprehensive income, and cash flows of Farmland National Beef Packing Company, LP and subsidiaries (Predecessor) for the 340 days ended August 6, 2003 and for the fiscal year ended August 31, 2002 (Predecessor periods), which are included on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of the Successor and Predecessor referred to above contains an explanatory paragraph that states that as discussed in Note 3 to the consolidated financial statements, effective August 7, 2003, U.S. Premium Beef, Ltd. acquired a controlling interest in Farmland National Beef Packing Company, LP in a business combination accounted for as a purchase. As a result of the transaction, the consolidated financial information for the periods after the acquisition (Successor Periods) is presented on a different cost basis than that for the periods before the acquisition (Predecessor Periods) and, therefore, is not comparable.

KPMG LLP
Kansas City, Missouri
November 22, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Beef Packing Company, LLC

By:        /s/ John R. Miller
Name: John R. Miller
Chief Executive Officer and Manager
(Principal Executive Officer)

Date: November 23, 2004

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John R. Miller John R. Miller	Chief Executive Officer and Manager (Principal Executive Officer)	November 23, 2004

/s/ Jay D. Nielsen Jay D. Nielsen	Chief Financial Officer (Principal Financial and Accounting Officer)	November 23, 2004

/s/ Steven D. Hunt Steven D. Hunt	Chairman of the Board of Managers	November 23, 2004

/s/ Richard A. Jochum Richard A. Jochum	Manager	November 23, 2004

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at August 28, 2004 and August 30, 2003	F-3

Consolidated Statements of Operations for the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002	F-4

Consolidated Statements of Cash Flows for the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002	F-5

Consolidated Statements of Partners' and Members' Capital for the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002

F-6

Consolidated Statements of Comprehensive Income for the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002

F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
National Beef Packing Company, LLC:

We have audited the accompanying consolidated balance sheets of National Beef Packing Company, LLC and subsidiaries (Successor) as of August 28, 2004 and August 30, 2003, and the related consolidated statements of operations, members' capital, comprehensive income, and cash flows for the fiscal year ended August 28, 2004 and for the 24 days ended August 30, 2003 (Successor periods), and the consolidated statements of operations, partners' capital, comprehensive income, and cash flows of Farmland National Beef Packing Company, LP and subsidiaries (Predecessor) for the 340 days ended August 6, 2003 and for the fiscal year ended August 31, 2002 (Predecessor periods).  These consolidated financial statements are the responsibility of the Companies' management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of August 28, 2004 and August 30, 2003, and the results of their operations and cash flows for the Successor periods, in conformity with U.S. generally accepted accounting principles.  Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Farmland National Beef Packing Company, LP and subsidiaries for the Predecessor periods, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective August 7, 2003, U.S. Premium Beef, Ltd. acquired a controlling interest in Farmland National Beef Packing Company, LP and subsidiaries in a business combination accounted for as a purchase.  As a result of the transaction, the consolidated financial information for the periods after the acquisition (Successor periods) are presented on a different cost basis than that for the periods before the acquisition (Predecessor periods) and, therefore, are not comparable.

KPMG LLP
Kansas City, Missouri
November 22, 2004

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)
	August 28, 2004	August 30, 2003
Assets
Current assets:
Cash and cash equivalents	$27,998	$31,304
Accounts receivable, less allowance for returns and doubtful accounts of $5,614 and $5,134, respectively	177,614	155,858
Due from affiliates	2,873	732
Other receivables	3,288	4,143
Inventories	85,962	77,587
Deposits	1,192	20,768
Other current assets	9,590	9,932
Total current assets	308,517	300,324

Property, plant and equipment, at cost:
Land and improvements	7,817	6,319
Buildings and improvements	60,601	52,524
Machinery and equipment	139,761	123,819
Trailers and automotive equipment	2,148	2,940
Furniture and fixtures	2,913	2,128
Construction in progress	29,398	24,542
	242,638	212,272
Less accumulated depreciation	20,633	1,751
Net property, plant, and equipment	222,005	210,521
Goodwill	78,858	78,858
Other intangibles, net of accumulated amortization of $1,722 and $196, respectively	30,039	31,565
Other assets	7,102	8,553
	$646,521	$629,821
Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$9,453	$6,608
Cattle purchases payable	49,569	48,416
Accounts payable - trade	39,207	36,925
Due to affiliates	416	383
Accrued compensation and benefits	10,520	21,026
Accrued insurance	13,903	16,639
Other accrued expenses and liabilities	13,895	15,309
Distributions payable	5,541	22,386
Total current liabilities	142,504	167,692
Long-term debt, excluding current installments	325,634	305,480
Other liabilities	5,237	3,311
Total liabilities	473,375	476,483
Minority interest	632	419
Capital subject to redemption	62,476	53,623
Members' capital:
Members' capital	110,025	99,297
Accumulated other comprehensive income (loss)	13	(1)
Total Members' capital	110,038	99,296
Commitments and contingencies	-	-
	$646,521	$629,821
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	24 days ended	340 days ended	53 weeks ended
	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002
Net sales	$4,089,511	$282,832	$3,378,623	$3,246,831
Costs and expenses:
Cost of sales	3,969,666	264,776	3,250,960	3,126,288
Selling, general, and administrative	30,672	2,169	24,895	23,032
Depreciation and amortization	21,170	2,055	18,368	18,024
Total costs and expenses	4,021,508	269,000	3,294,223	3,167,344
Operating income	68,003	13,832	84,400	79,487
Other income (expense):
Interest income	549	41	511	271
Interest expense	(24,853)	(1,619)	(5,021)	(6,842)
Minority owners' interest in net income of Kansas City Steak, LLC	(313)	(2)	(121)	(211)
Equity in loss of aLF Ventures, LLC	(837)	(41)	(1,343)	(943)
Other, net	2,192	(1,714)	332	4,709
Income before taxes	44,741	10,497	78,758	76,471
Income tax (expense) benefit	(729)	74	(297)	1,053
Net income	$44,012	$10,571	$78,461	$77,524

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	24 days ended	340 days ended	53 weeks ended
	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002
	(in thousands)
Cash flows from operating activities:
Net income	$44,012	$10,571	$78,461	$77,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,170	2,055	18,368	18,024
Loss (gain) on disposal and impairment of property, plant, and equipment	42	598	(10)	1,158
Minority interest	213	2	162	211
Change in assets and liabilities:
Accounts receivable	(21,756)	(8,535)	(30,015)	8,882
Due from affiliates	(2,141)	2,005	308	(1,420)
Other receivables	855	1,126	(3,173)	519
Inventories	(8,375)	(3,781)	(9,551)	6,748
Deposits	19,576	-	(598)	(19,432)
Other assets	1,793	(323)	(1,489)	(805)
Accounts payable	1,801	632	10,551	(1,611)
Due to affiliates	33	(2,954)	(2,386)	4,473
Accrued compensation and benefits	(10,506)	(1,889)	7,102	(5,810)
Accrued insurance	(2,736)	4,468	2,827	(1,090)
Accrued expenses and liabilities	512	6,862	(1,385)	(1,609)
Cattle purchases payable	1,191	3,953	(5,763)	422

Net cash provided by operating activities	45,684	14,790	63,409	86,184
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(32,471)	(1,698)	(31,996)	(21,300)
Acquisition of interest in Predecessor Entity	-	(236,821)	-	-
Acquisition of National Carriers, Inc.	-	-	(5,025)	-
Proceeds from sale of property, plant, and equipment	1,301	226	304	1,282
Net cash used in investing activities	(31,170)	(238,293)	(36,717)	(20,018)
Cash flows from financing activities:
Net receipts (payments) under revolving credit lines	29,249	12,375	797	(26,630)
Repayments of term note	(6,250)	-	-	-
Proceeds from issuance of term note	-	21,875	-	125,000
Proceeds from issuance of senior notes	-	160,000	-	-
Cash paid for financing costs	-	(10,283)	-	(2,522)
Change in overdraft balances	443	9,501	(1,330)	4,861
Principal payments of debt	-	-	(9,375)	(12,508)
Member contributions	-	45,964	-	-
Member distributions	(41,276)	-	-	-
Partnership distributions	-	-	(32,158)	(144,583)
Net cash provided by (used in) financing activities	(17,834)	239,432	(42,066)	(56,382)
Effect of exchange rate changes on cash	14	(1)	4	10
Net increase (decrease) in cash	(3,306)	15,928	(15,370)	9,794
Cash and cash equivalents at beginning of period	31,304	15,376	30,746	20,952
Cash and cash equivalents at end of period	$27,998	$31,304	$15,376	$30,746
Supplemental Disclosures:
Cash paid during the period for interest	$22,783	$316	$4,957	$6,066
Cash paid during the period for taxes	$633	$203	$67	$95

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
Consolidated Statements of Partners' and Members' Capital
(in thousands)

	Predecessor Entity
	Farmland National Beef Packing Company, L.P. and Subsidiaries
	General partners	Limited partners	Total
Balance at August 25, 2001	$6,102	$197,313	$203,415
Allocation of net income	2,326	75,198	77,524
Distributions	(4,321)	(139,712)	(144,033)
Foreign currency translation adjustments	-	10	10
Balance at August 31, 2002	$4,107	$132,809	$136,916
Allocation of net income	2,354	76,107	78,461
Distributions	(1,117)	(36,138)	(37,255)
Foreign currency translation adjustments	-	4	4
Balance at August 6, 2003	$5,344	$172,782	$178,126

	Successor Entity
	National Beef Packing Company, LLC and Subsidiaries
	Capital Subject to Redemption
	Class A	Class B-1	Class B-2 and C(a)	Total
Balance at August 7, 2003	$-	$-	$-	$-
Issuance of Class A and Class B-1 Units for cash	33,068	7,896	-	40,964
Contribution of earned deferred compensation for Class B-2 Units and rights to Class A and Class C Units	9,086	-	914	10,000
Allocation of net income	-	4,437	514	4,951
Class A 5% Priority Distributions	(109)	-	-	(109)
Class B Distributions	-	(1,956)	(227)	(2,183)
Balance at August 30, 2003	$42,045	$10,377	$1,201	$53,623
Allocation of net income	1,649	15,924	1,844	19,417
Class A 5% Priority Distributions	(1,540)	-	-	(1,540)
Class B Distributions	-	(7,893)	(892)	(8,785)
Appraisal valuation adjustment	-	(214)	(25)	(239)
Balance at August 28, 2004	$42,154	$18,194	$2,128	$62,476

Members' Capital
	Class A	Class B-1	Accumulated Other Comprehensive Income	Total
Balance at August 7, 2003	$-	$-	$-	$-
Issuance of Class A and Class B-1 Units in exchange for U.S. Premium's interest in FNBPC	86,447	5,000	-	91,447
Issuance of Class B-1 Units for cash	-	5,000	-	5,000
Allocation of net income	-	5,620	-	5,620
Class A 5% Priority Distributions	(292)	-	-	(292)
Class B Distributions	-	(2,478)	-	(2,478)
Foreign currency translation adjustments	-	-	(1)	(1)
Balance at August 30, 2003	$86,155	$13,142	$(1)	$99,296
Allocation of net income	4,427	20,168	-	24,595
Class A 5% Priority Distributions	(4,135)	-	-	(4,135)
Class B Distributions	-	(9,971)	-	(9,971)
Appraisal valuation adjustment	-	239	-	239
Foreign currency translation adjustments	-	-	14	14
Balance at August 28, 2004	$86,447	$23,578	$13	$110,038

                                                ____________

(a)     Class B-2 and Class C collectively have equal value and rights as Class B-1

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income
(in thousands)

	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	24 days ended	340 days ended	53 weeks ended
	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002
Net income	$44,012	$10,571	$78,461	$77,524
Other comprehensive income(loss):
Foreign currency translation adjustments	14	(1)	4	10
Comprehensive income	$44,026	$10,570	$78,465	$77,534

See accompanying notes to consolidated financial statements.

NOTE 1.  DESCRIPTION OF BUSINESS AND THE TRANSACTION

National Beef Packing Company, LLC ("NBP" or "Successor"), is a Delaware limited liability company which is the successor entity to the former Farmland National Beef Packing Company, L.P. ("FNBPC" or "Predecessor") as a result of the transaction described below, which occurred on August 6, 2003. Since the assets and liabilities of NBP are presented on a new basis of accounting, the financial information for NBP is not comparable to the financial information of FNBPC prior to August 7, 2003.

NBP sells its meat products to customers in the foodservice, international, further processor and retail distribution channels. NBP also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, case-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and holds a 76.9% interest in Kansas City Steak Company, LLC, a portion control processing facility in Kansas City, Kansas. A wholly-owned subsidiary, National Carriers, Inc., ("National Carriers") located in Liberal, Kansas, provides trucking services to NBP and third parties.

Approximately 2,700 employees at the Liberal, Kansas facility are represented under a collective bargaining agreement scheduled to expire December 16, 2007.

The Transaction-On June 12, 2003, U.S. Premium Beef, Ltd. ("U.S. Premium Beef") entered into an agreement with Farmland Industries, Inc., ("Farmland"), to acquire all of the partnership interests in Farmland National Beef Packing Company, L.P. ("FNBPC") held by Farmland, which approximated 71.2%. U.S. Premium Beef, which held the remaining interest in FNBPC, formed NB Acquisition, LLC ("NB Acquisition") to consummate the acquisition. U.S. Premium Beef, NBPCo Holdings, LLC ("NBPCo Holdings"), and certain members of management purchased equity in NB Acquisition for $46.0 million in cash. NB Acquisition used a portion of these funds to purchase all of the membership interest of an affiliate of Farmland that held Farmland's general partnership interest in FNBPC, giving NB Acquisition voting control of FNBPC. Immediately thereafter, to finance the purchase of Farmland's remaining interest, FNBPC issued $160.0 million of 10 1/2% Senior Notes due 2011 (the "Senior Notes") and amended its existing credit facility. A portion of the proceeds of the Senior Notes offering and borrowings under the amended credit facility were transferred to NB Acquisition. Subsequently, NB Acquisition merged into FNBPC, and converted into a limited liability company, NBP, under Delaware law. These transactions closed on August 6, 2003. NBP continues to hold all of the same assets FNBPC held before the consummation of the transactions, including equity in subsidiaries, except that Farmland retained a 49% interest in a NBP subsidiary National Beef aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC. From July 2006 to July 2008, Farmland has a put right of this interest in National Beef aLF, LLC to NBP at its then fair market value. If the interest in National Beef aLF, LLC is not repurchased, NBP is required to put the entire interest up for sale. Due to uncertainties in aLF Ventures, LLC's ability to generate future revenues, no amounts were allocated to the put option in the consolidated financial statements.

The following table sets forth the approximate sources and uses of funds (in millions) in connection with the Transaction as it occurred on August 6, 2003.

Sources
Available cash	$3.2
Revolving credit facility(1)	16.0
Term loan	125.0
Senior Notes	160.0
NBPCo Holdings equity(2)	35.4
U.S. Premium Beef equity(3)	96.4
Management equity(4)	15.6
Total	$451.6

Uses
Purchase of Farmland's interest	$232.0
Refinancing of existing credit facility	103.1
U. S. Premium Beef rollover equity	91.4
Membership interests issued as deferred compensation(4)	10.0
Transaction costs(5)	15.1

Total	$451.6

(1)

NBP had total availability, including the amount presented, of $140.0 million under the amended revolving credit facility at August 6, 2003. Actual borrowings under the amended revolving credit facility at the closing of the Transaction were $16.0 million.

(2)	Represents cash equity from NBPCo Holdings.
(3)	Includes $5.0 million in cash and the predecessor basis of the 28.8% equity interest in FNBPC held by U.S. Premium Beef prior to the Transaction.
(4)

Includes $5.6 million in cash and $10.0 million of cash incentive compensation earned as of closing that was issued as compensation on a deferred basis in the form of additional membership interests in NBP.

(5)	Includes commitment, placement, financial advisory and other transaction fees, and legal, accounting and other professional fees.

The total purchase price (including expenses and other consideration) has been allocated to the net assets based on their estimated fair values at the date of acquisition to the extent of the approximately 71.2% change in ownership as of the date of closing. The Transaction is within the scope of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which resulted in a new basis of accounting in accordance with the Emerging Issues Task Force ("EITF") 88-16, Basis in Leveraged Buyout Transactions. In accordance with that guidance, the interest of U.S. Premium Beef, a minority owner of the Predecessor, was carried over at its predecessor basis because a change in control has occurred in which U.S. Premium Beef obtained unilateral control of NBP. The excess of the purchase price over U.S. Premium Beef's predecessor basis of net assets acquired was recognized as a reduction in members' capital.

U.S. Premium Beef, NBPCo Holdings and management each hold Class A and Class B interests in NBP. In addition, members of management will be issued a fixed number of additional Class A and Class C interests in NBP in lieu of cash payments owed under existing employment arrangements.

Class A Interests. Class A interests are non-voting and are entitled to a priority distribution of 5% per year on the face amount of the Class A interests, payable quarterly in cash to the extent permitted by NBP's senior lenders and the indenture governing the Senior Notes. The face amount of the Class A interests, together with all unpaid priority distributions, will be distributed on a priority basis upon liquidation.

Class B Interests. Class B interests, together with the Class C interests described below, are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by NBP after allocation of income attributable to the Class A priority distribution. In addition, the holders of Class B interests are entitled to receive quarterly distributions of 48% of NBP's taxable net income to make tax payments. Certain of the Class B interests (B-2 interests) issued to management are in the form of "profits interests" issued in exchange for services previously rendered. The B-2 interests have rights in liquidation only to the extent of their profits interest. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

Class C Interests. Rights to Class C interests are held only by owners of Class B-2 interests. Class B-2 and Class C interests collectively, have equal value and rights as Class B-1 interests. The face amount of the Class C interests will be distributed out of the assets available for distribution upon liquidation on a parity basis with the Class B interests after payment of the Class A face amount together with all unpaid Class A priority distributions.

U.S. Premium Beef holds approximately 53.2% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $88.8 million, NBPCo Holdings owns approximately 20.2% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $31.6 million, and members of management own approximately 26.6% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $1.5 million. After a specified period following completion of the Transaction, certain members of management will be issued a fixed number of additional Class A interests with an aggregate face amount of approximately $9.1 million and Class C interests with an aggregate face amount of approximately $0.9 million in lieu of cash payments owed under existing employment arrangements pursuant to deferred compensation agreements entered into in connection with the Transaction. These amounts were previously expensed as compensation expense in the Predecessor financial statements.

Capital subject to redemption represents Class A, B and C interests held by management and NBPCo Holdings, which include repurchase rights of the holders (see Note 10).

Prior to the current ownership, NPB was organized as a limited partnership of which NBPCo., L.L.C. and USPBCo., L.L.C. were the general partners and Farmland and U. S. Premium Beef were the limited partners. Farmland is the ultimate parent company of NBPCo., L.L.C. and U.S. Premium Beef is the ultimate parent company of USPBCo., L.L.C.

Prior to the close of the Transaction on August 6, 2003 as well as on August 31, 2002, the partners and their ownership interests of the Partnership were as follows:

Partner Name	Type	Ownership interest
NBPCo., L.L.C.	General	2.5034%
USPBCo., L.L.C.	General	0.4966
Farmland	Limited	68.7100
U.S. Premium Beef	Limited	28.2900

		100.0000%

NBP continues to hold all of the same assets after the consummation of the Transaction, including equity in its subsidiaries, with the exception of a 49% interest in its previously wholly-owned subsidiary National Beef aLF, LLC, or aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC. This 49% interest in aLF, LLC was transferred to Farmland concurrent with the closing of the Transaction. After the transaction, NBP continues to hold a 24.2% interest in aLF Ventures, LLC through its 51% interest retained in aLF, LLC.

NOTE 2.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The aggregate purchase price for the Transaction described in Note 1 above was $236.8 million (including approximately $4.8 million of transaction costs), of which $190.8 million was funded through various incremental debt instruments, and the remainder funded through contributed or retained equity. The Transaction and the financial statements of the Acquired Interest provided herein have been accounted for as a purchase in accordance with SFAS No. 141 and EITF 88-16.

Accounting principles generally accepted in the United States of America require NBP's operating results prior to the Transaction to be reported as the results of the Predecessor for periods prior to August 7, 2003 in the historical financial statements. NBP's operating results subsequent to the Transaction are presented as the Successor's results in the historical financial statements and include the fiscal year ended August 28, 2004 and the 24 days ended August 30, 2003. Since the assets and liabilities of NBP are presented on a new basis of accounting, the financial information for NBP is not comparable to the financial information of FNBPC prior to August 7, 2003. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Consolidation

The consolidated financial statements include the accounts of NBP and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

NBP's fiscal year consists of 52 or 53 weeks, ending on the last Saturday in August. Fiscal 2004 and 2003 were 52 week fiscal years, while fiscal 2002 consisted of 53 weeks. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, using management's best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

Cash and Cash Equivalents

NBP considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Returns and Doubtful Accounts

The allowance for returns and doubtful accounts is NBP's best estimate of the amount of probable returns and credit losses in NBP's existing accounts receivable. NBP determines these allowances based on historical experience and management's judgments. Specific accounts are reviewed individually for collectibility.

Inventories

Inventories consist primarily of meat products and supplies. Product inventories are stated at the lower of cost or market. The cost of inventories of the beef-packing operation, except supply inventories, is determined using the first-in, first-out (FIFO) method or market. The cost of all other inventories is determined using FIFO, specific, or average cost methods. The components of inventories are as follows:

	August 28, 2004	August 30, 2003
	(in thousands)

Product inventories:
Dressed and boxed meat products	$67,801	$60,781
Beef by-products	9,158	8,738
Supplies	9,003	8,068
	$85,962	$77,587

Property, plant and equipment

Property, plant and equipment purchased as part of the Transaction were recorded at estimated fair value, based on independent appraisals, to the extent of the approximately 71.2% change in ownership. Purchases of property, plant and equipment subsequent to the Transaction date, August 6, 2003, are recorded at cost. Accumulated depreciation as of the Transaction date was reclassified as a reduction of property, plant and equipment. Property, plant, and equipment are depreciated principally on a straight-line basis over the estimated useful life (based upon original acquisition date) of the individual asset by major asset class as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 8 years
Trailers and automotive equipment	2 to 4 years
Furniture and fixtures	3 to 5 years

Upon disposition of these assets, any resulting gain or loss is included in operations. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized. Normal repairs and maintenance costs are charged to operations.

NBP capitalizes the cost of interest on borrowed funds, which are used to finance the construction of certain property, plant, and equipment. Such capitalized interest costs are charged to the property, plant, and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.1 million, $0.02 million, $0.2 million, and $0.2 million for the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the fiscal year ended August 31, 2002, respectively.

NBP reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell, and are no longer depreciated.

The Predecessor recorded an impairment charge of approximately $1.0 million during fiscal 2002, which is included in selling, general and administrative expenses in the consolidated statements of operations. The impairment charge relates primarily to equipment in conjunction with abandoned plans to open a third case-ready facility. The estimated fair value of these assets was based primarily on salvage values, which approximated $0.7 million at August 28, 2004. This charge is included in the Core Beef segment.

On October 3, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this statement supersedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The Predecessor adopted SFAS No. 144 on September 1, 2002. The adoption of this standard has not had a significant impact on the Predecessor's or the Successor's consolidated financial statements.

Depreciation and amortization expense was $21.2 million, $2.1 million, $18.4 million, and $18.0 million for the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the fiscal year ended August 31, 2002, respectively.

Debt Issuance Costs

Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight line method, which approximates the effective interest method, over the period the debt is outstanding. NBP has capitalized $10.3 million in debt issuance costs associated with amending the existing credit facility and with the issuance of Senior Notes in 2003. These costs are being amortized over the life of the related debt instruments. Amortization of $1.7 million and $0.1 million was charged to interest expense during the fiscal year ended August 28, 2004 and the 24 days ended August 30, 2003 related to these costs. During the 340 days ended August 6, 2003, the Predecessor expensed the unamortized portion of $1.6 million of debt issuance costs associated with the credit facility prior to its amendment.

Goodwill and Other Intangible Assets

The Predecessor adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of September 1, 2002. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  NBP evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.    For goodwill, this test involves comparing the fair value of each reporting unit to the unit's book value to determine if any impairment exists.  NBP calculates the fair value of each reporting unit using estimates of future cash flows.  In connection with the Transaction, NBP recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess as goodwill, which has been allocated to the Core Beef segment.  See Note 3 for a discussion of the purchase accounting associated with the Transaction and the determination of goodwill.  In accordance with SFAS 142, goodwill was tested for impairment and, as of August 28, 2004, management determined there was no impairment.

Goodwill prior to the Transaction related to the initial formation of FNBPC and subsequent acquisition of the Dodge City, Kansas facility and represented the excess of the cost over the fair value of the net assets acquired. Goodwill had been amortized on a straight-line basis over twenty-five years.

Prior to the adoption of SFAS No. 142, the Predecessor reviewed its long-lived assets, including goodwill, whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used was assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell.

The following table reflects the impact of goodwill amortization on net income for fiscal year 2002:

Predecessor Entity
Fiscal Year Ended August 31, 2002
(in thousands)

Reported net income	$77,524
Add goodwill amortization	777
Adjusted net income	$78,301

In connection with the Transaction, intangible assets were identified and valued by an independent third party. As a result of this valuation, to the extent of the approximately 71.2% change of ownership, Trademarks were recorded at $20.4 million and Customer Relationships were recorded at $11.3 million. Trademarks are not scheduled for amortization due to their expected indefinite useful life. NBP will amortize the recorded fair value of the Customer Relationships over 7 years on a straight-line basis. For the fiscal year ended August 28, 2004 and for the 24 days ended August 30, 2003, NBP recognized $1.5 million and $0.2 million, respectively, of amortization expense. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP's balance sheet as of August 28, 2004, for each of the next five years and thereafter:

(Dollars in thousands)
Estimated amortization expense for fiscal years ended:
2005	$1,613
2006	$1,613
2007	$1,613
2008(1)	$1,644
2009	$1,613
Thereafter	$1,505

_____________

(1)	FYE 2008 consists of 53 weeks.

Overdraft Balances

The majority of NBP's bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in financing activities on our statement of cash flows. Overdraft balances of $56.3 million and $55.8 million were included in trade accounts and cattle purchases payables at August 28, 2004 and August 30, 2003.

Self-insurance

NBP is self-insured for certain losses relating to worker's compensation, auto liability, general liability and employee medical and dental benefits. NBP has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon NBP's estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and NBP's historical experience rates.

Environmental Expenditures and Remediation Liabilities

Environmental expenditures that relate to current or future operations and which improve operational capabilities are capitalized at time of expenditure. Expenditures that relate to an existing or prior condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

Foreign Currency Translation

NBP has representative offices located in Tokyo, Japan and Seoul, South Korea. The primary activity of these offices is to assist customers with product and order related issues. For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

Income Taxes

The provision for income taxes is computed on a separate legal entity basis. Accordingly, NBP does not provide for income taxes as the results of operations are included in the taxable income of the individual members. However, to the extent that subsidiary entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse.

Fair Value of Financial Instruments

The carrying amounts of NBP's financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. At August 28, 2004 the Senior Notes had a carrying value of $160.0 million and a fair value of $162 million, based on a calculation using a weekly High Yield Market report prepared by Deutsche Bank.  The carrying value of other debt also approximates its fair value at August 28, 2004, as substantially all such debt has a variable interest rate.

Revenue Recognition

NBP recognizes revenue from the sale of products at the time of shipment, when NBP determines the risk of loss has transferred, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the price is fixed or determinable. National Carriers, Inc. recognizes revenue when shipments are complete.

Shipping Costs

Pass-through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.

Research and Development and Advertising and Promotion Expenses

Research and development and advertising and promotion expenses are charged to operations in the period incurred. Research and development costs were $0.01 million in 2004, $0.0 million in the 24 day period ended August 30, 2003, $0.07 million in the 340 day period ended August 6, 2003, and $0.4 million in 2002. Advertising and promotion expenses were $1.7 million in 2004, $0.09 million in the 24 day period ended August 30, 2003, $1.3 million in the 340 day period ended August 6, 2003 and $1.8 in 2002.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments. NBP deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives and Hedging Activities

NBP uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at a price determined prior to the delivery of the cattle as well as to sell certain beef at a sales price determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for these futures contracts and their related firm commitments at fair value. Most firm commitments are treated as "normal purchases and sales" and are not marked to market.  SFAS No. 133 imposes extensive record-keeping requirements in order to designate a derivative financial instrument as a hedge. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net impact on net income until the hedged transaction affects net income. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net income. While management believes each of these instruments manages various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive record-keeping requirements of this statement. Accordingly, the offsetting gains and losses associated with changes in the market value of certain of the firm commitments related to the futures contracts are recorded to income and expense in cost of sales in the period of change.

The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. The net fair value of derivatives recognized within other current assets and other accrued liabilities at August 28, 2004 and August 30, 2003 is not significant.

NOTE 3.  PURCHASE ACCOUNTING

The Transaction described in Note 1 has been accounted for using the purchase method of accounting as of August 6, 2003. The allocation of the purchase price to the net assets acquired has been performed in accordance with SFAS 141, giving consideration to EITF 88-16 and resulted in goodwill of approximately $78.9 million. Previously unamortized goodwill of $12.2 million was eliminated in the Transaction. The beginning equity of NBP reflects the predecessor basis of U.S. Premium Beef's interest in FNBPC plus the cash contributed by U.S. Premium Beef and the new members, and the contribution of earned deferred compensation by certain members of management. The calculation of the allocated purchase price for the Transaction, as presented below, reflects the net book value of the business as of August 6, 2003. In addition, the allocation of the purchase price reflects the fair value of the individual assets acquired and liabilities assumed to the extent of the approximate 71.2% change in ownership.

The purchase of the controlling interest was consummated by U.S. Premium Beef following the bankruptcy of Farmland in order to maintain its relationship with NBP.

The following details the adjustment to historical net book values based on the fair values of acquired assets and liabilities included in the Transaction. The adjustment to historical net book values of acquired assets and liabilities of the Acquired Interest is calculated as follows:

(in thousands)
Total purchase price and other consideration for Acquired Interest	$232,000
Fees and expenses	4,821

$236,821
Net book value of Acquired Interest on August 6, 2003	(114,635

Excess purchase price to be allocated	$122,186

Amount allocated to:
Property, plant & equipment	51,738
Trademarks	20,438
Customer relationships	11,323
Goodwill	38,687

Excess purchase price allocated	$122,186

U.S. Premium Beef Basis in FNBPC	91,447
Net book value of U.S. Premium Beef interest on August 6, 2003	(51,276

Excess of U.S. Premium Beef Basis over net book value at August 6, 2003 attributable to goodwill	40,171

Goodwill reconciliation:
Allocated to goodwill from Acquired Interest	38,687
Excess USPB basis attributable to goodwill	40,171

Total goodwill	$78,858

Prior to the Transaction, U.S. Premium Beef held an approximate 28.8% ownership interest in FNBPC that was acquired in two transactions with Farmland, the former parent of NBP. In connection with the acquisition of this interest, U.S. Premium Beef paid an amount in excess of the proportionate underlying book value of the net assets acquired that amounted to $40,171. Because U.S. Premium Beef held a minority interest in FNBC, this excess investment, which was attributed to goodwill, was not recorded in the FNBPC financial statements. As a result, U.S. Premium Beef's predecessor basis in FNBPC was $40,171 higher than its proportionate 28.8% of the underlying net book value of FNBPC.

As a result of the Transaction and in accordance with EITF 88-16, U.S. Premium Beef carried over its predecessor basis, resulting in the recognition of the $40,171 of goodwill in the Successor Entity's financial statements.

Pro forma revenue would be unchanged for the periods presented. Pro forma net income (unaudited) as if the Transaction occurred on the first day of the periods presented below is as follows:

(in thousands)
340 day period ended August 6, 2003	$51,442
Year ended August 31, 2002	$48,639

NOTE 4.  LONG-TERM DEBT AND LOAN AGREEMENTS

NBP entered into various debt agreements in order to finance the Transaction described in Note 1 and provide liquidity to operate the business on a going forward basis. As of August 28, 2004 and August 30, 2003, debt consisted of the following:

	August 28, 2004	August 30, 2003
	(in thousands)
Short-term debt:
Revolving credit facility(a)	$-	$-
Current portion of long-term debt (term loan)(a)	9,375	6,250
Current portion of capital lease obligations(d)	78	358
	9,453	6,608
Long-term debt:
Term loan facility, net of current portion(a)	109,375	118,750
Senior notes(b)	160,000	160,000
Industrial Development Revenue Bonds(c)	13,850	13,850
Revolving credit facility(a)	42,059	12,309
Long-term capital lease obligations & other(d)	350	571
	325,634	305,480
Total debt	$335,087	$312,088

________

(a)  Senior Credit Facilities-On August 6, 2003, NBP amended and restated its credit agreement in order to provide senior credit facilities which allow borrowings from time to time up to $265.0 million, consisting of a term loan of $125.0 million and a revolving credit facility of up to $140.0 million, both of which terminate on August 6, 2008. Up to $60.0 million of the revolving credit facility is available for the issuance of letters of credit. With respect to both revolving loan borrowings and term loan borrowings, the interest rate is adjusted quarterly based on our financial performance level.  At August 28, 2004, (a) LIBOR rate loans had rates of 2.50% per annum plus the applicable LIBOR rate, and (b) base rate loans had rates of 1.00% per annum plus the greater of (i) the prime rate announced by US Bank or (ii) the federal funds rate plus one half of one percent (0.5%). The Transaction was financed, in part, with approximately $141.0 million of advances under NBP's senior credit facilities, consisting of $125.0 million drawn under the term loan facility and $16.0 million drawn under the revolving credit facility. The senior credit facilities are secured by a first priority lien on substantially all of NPB's assets. A fee of 0.5% per annum is payable quarterly on the daily average unused amount of the revolving credit facility.

Availability. Availability under the revolving credit facility is subject to a borrowing base. The borrowing base is based on NBP's and certain of its domestic wholly owned subsidiaries' assets. The borrowing base consists of percentages of NBP's eligible accounts receivable, inventory and supplies less certain eligibility and availability reserves. NBP is required to report the borrowing base on a monthly basis and, as a result, the availability under the senior credit facilities is subject to change. At August 28, 2004, $10.7 million, based on the most restrictive financial covenant ratio calculation, was available under the revolving credit facility.

Repayment and Prepayment. Loans outstanding under the term loan require 20 quarterly principal repayments beginning on the last business day of the fiscal quarter ending November 2003 as follows: (i) $1,562,500 for quarters 1-4, (ii) $2,343,750 for quarters 5-8, (iii) $3,125,000 for quarters 9-12, (iv) $3,906,250 for quarters 13-16 (v) $4,687,500 for quarters 17-19 and (vi) $67,187,500 on August 6, 2008.

The revolving credit facility terminates and all amounts outstanding thereunder must be repaid in full on the fifth anniversary of the closing date.

Mandatory and Optional Prepayments. NBP is required to prepay borrowings under the term loan in specified circumstances and amounts, as follows:

•

100% of the net cash proceeds, including insurance and condemnation proceeds, of any sale or other disposition by NBP of any assets, other than inventory sold in the ordinary course of business, subject to exceptions if the aggregate amount of such net proceeds does not exceed a certain amount or if such proceeds are used to replace the assets;

•

100% of the net cash proceeds of any issuance of debt or equity interests or securities, including capital contributions in respect of equity interests or securities previously issued, subject to certain limited exceptions; and

•	50% of excess cash flow, as defined in the amended credit facility, for any fiscal year, until NBP's total funded debt to EBITDA ratio has been reduced to not greater than 2.00 to 1.00.

Prepayments will be applied to principal installments of the term loan in inverse order of maturity. Subject to certain conditions, NBP is permitted to make optional prepayments of the term loan without premium or penalty.

Affirmative Covenants. NBP's senior credit facilities contain customary affirmative covenants, including providing financial statements, insurance, conduct of business, maintenance of properties, etc.

Financial Covenants. NBP's senior credit facilities contain covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters. In addition, these facilities, which have been amended for fiscal year 2005 as noted below, also contained financial covenants as of August 28, 2004 requiring NBP to:

•	Not exceed a maximum funded debt to EBITDA ratio of 4.25x;
•	Not exceed a maximum senior secured funded debt to EBITDA ratio of 2.40x;
•	Maintain a minimum four quarter rolling EBITDA of $92 million; and
•	Not fall below a minimum fixed charge coverage ratio of 1.15x.

As defined in NBP's senior credit facilities, EBITDA contains specified adjustments. NBP was in compliance with all financial covenants under its senior credit facilities on August 28, 2004, with the exception of the four-quarter rolling measure of EBITDA, as defined in the Third Amended and Restated Credit Agreement dated as of August 6, 2003 (the "Credit Agreement").  Effective October 6, 2004, the lenders under the Credit Agreement waived this event of default. The calculation of this ratio is not allowed to include an add back for the charge of $18.8 million incurred after the discovery of a single Holstein dairy cow in December 2003 in the state of Washington that tested positive for Bovine Spongiform Encephalopathy ("BSE").

Effective November 19, 2004, NBP amended its credit facility further to reflect changes in financial covenants.  Available borrowings would have been $54.9 million as of August 28, 2004, had these covenant changes been in place.  The amended credit facility, as amended, contains the following financial covenants, effective throughout fiscal year 2005:

•	Maximum funded debt to EBITDA ratio of 7.25x;
•	Maximum senior secured funded debt to EBITDA ratio of 4.50x;
•	Minimum four quarter rolling EBITDA of $50 million;
•	Minimum working capital of $92.25 million;
•	Maximum annual capital expenditures of $30 million.

Beginning with fiscal year 2006, the financial covenants (except for the limitation on maximum annual capital expenditures) will revert to, and be adjusted in accordance with, those contained in the amended credit facility as in effect immediately prior to the November 19, 2004 amendment.  The financial covenants which will be in place in fiscal year 2006 under the amended credit facility as of August 6, 2003, will be more restrictive than those covenants in place in fiscal year 2005 under the November 19, 2004 amendment and more restrictive than those covenants in place in fiscal year 2004.

(b)  Senior Notes-In connection with the Transaction, on August 6, 2003, NBP issued $160.0 million of its 10 1/2% Senior Notes due 2011. The Senior Notes will mature on August 1, 2011. Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year, and commenced on February 1, 2004. The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured obligations of NBP. With limited exceptions, the Senior Notes are not redeemable before August 1, 2007. During the 12 month period commencing August 1, 2007 and August 1, 2008, the Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount. Thereafter, the Senior Notes may be redeemed at 100% of face value. The Indenture governing the Senior Notes contains certain covenants that restrict NBP's ability to:

•	incur additional indebtedness;
•	make restricted payments;
•	sell assets;
•	direct NBP's restricted subsidiaries to pay dividends or make other payments;
•	create liens;
•	merge or consolidate with another entity; and
•	enter into transactions with affiliates.

As of August 28, 2004, NBP was in compliance with all covenants associated with the Senior Notes.

NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes. NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(c)   Industrial Development Revenue Bonds-The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on the Predecessor's behalf to fund the purchase of equipment and construction improvements at NBP's facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. These bonds were assumed by NBP in connection with the Transaction. Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds. After giving effect to the Transaction, each series of bonds are backed by a letter of credit under NBP's senior credit facilities.

The bonds are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The per annum interest rate for each series of bonds was 1.3% in 2004, 1.5% in 2003 and 1.8% in 2002. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days' notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

An event of default would occur under the lease agreements if NBP fails to make any lease payment or other required payment, if a petition of bankruptcy is filed by or against NBP, if a receiver is appointed on NBP's behalf, or if NBP fails to observe and perform any covenant, condition, obligation or agreement under the lease agreements.

(d)  Capital and Operating Leases-NBP leases a variety of buildings and equipment, as well as tractors and trailers subsequent to the acquisition of National Carriers in March 2003, under operating lease agreements that expire in various years. Future minimum lease payments required at August 28, 2004, under capital and non-cancelable operating leases with terms exceeding one year, are as follows:

	Capitalized Lease Obligations	Non-cancelable Operating Lease Obligations

	(in thousands)
For the fiscal years ended August
2005	$81	$7,904
2006	-	4,755
2007	-	3,298
2008	-	2,314
2009	-	1,729
Thereafter	-	2,336

Net minimum lease payments	81	$22,336
Less: Amount representing interest	(3)
Present value of net minimum lease payments	$78

Rent expense associated with operating leases was $8.5 million, $0.4 million, $5.0 million, and $3.7 million for fiscal year 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and for fiscal year 2002, respectively. NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

Not included in the table above are the anticipated obligations under a tentative agreement for a utilities commitment at the Dodge City, Kansas, facility.  In order to meet the continuing growth needs for water and wastewater services of the Dodge City facility, over a period of time from May 20, 2002 to April 24, 2003, NBP signed a memorandum of understanding with subsequent clarifying supplements with the City of Dodge City, Kansas whereby NBP expressed its intention of entering into a services agreement for the city to provide NBP water and wastewater services at a price and term sufficient to permit the city to recoup up to one-half of the capital cost of providing fresh water service from a parcel of land owned by NBP 11 miles south of the City, and of providing upgraded city wastewater facilities to help service the needs of the Dodge City facility.  The total cost of these improvements was approximately $22.1 million.  The city sold twenty year municipal bonds to pay for these improvements and NBP is in the process of finalizing the water services agreement.  It is anticipated this agreement will be finalized in the near future and that NBP's payments to the city will be approximately $0.8 million annually.

Additionally, we make a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to our plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at our facilities.   NBP's estimated cattle commitments as of August 28, 2004 were $42.4 million.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following August 28, 2004, are as follows:

Minimum Principal Maturities
(in thousands)
Fiscal Year ending August:
2005	$9,453
2006	12,500
2007	15,625
2008	123,309
2009	-
Thereafter	174,200
Total minimum principal maturities	$335,087

As of August 28, 2004, NBP had approximately $174.7 million of secured debt outstanding, approximately $43.0 million of outstanding letters of credit and approximately $10.7 million of availability, based on the most restrictive financial covenant ratio calculation, under its revolving credit facility.

NOTE 5.  RETIREMENT PLANS

NBP, and prior to the Transaction, the Predecessor, maintain a tax-qualified employee savings and retirement plan (together, the "401(k) Plan") covering NBP's non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by NBP, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.5 million for fiscal year ended August 28, 2004, $0.0 million for the 24 days ended August 30, 2003, $0.5 million for the 340 days ended August 6, 2003 and $0.6 million for the fiscal year ended August 31, 2002.

NBP has agreed to make contributions to the United Food & Commercial Workers International Union-Industry Pension Fund (the "UFCW Plan") for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.6 million for fiscal year ended August 28, 2004, $0.0 million for the 24 days ended August 30, 2003, $0.5 million for the 340 days ended August 6, 2003 and $0.5 million for the fiscal year ended August 31, 2002.

Postretirement Benefits- Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were $1.9 million, $0.0 million, $0.2 million, and $0.2 million for fiscal year 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002, respectively, and are included in cost of sales.

The health care trend rate used to value the accumulated benefit obligation at August 28, 2004 is an initial rate of 10% per year, declining by 1% per year to an ultimate rate of 5% in 2009 and thereafter.  The discount rate used to value the accumulated benefit obligation is 6.25%.  The unfunded accumulated benefit obligation was $3.7 million and $1.8 million at August 28, 2004 and August 30, 2003, respectively, and has been recorded as a liability in the financial statements.

NOTE 6.  DEPOSITS

Previously, NBP elected to place funds in a trust to satisfy requirements of the Packers and Stockyards Act of 1921 ("PSA"). The deposits held in trust totaled $0.4 million at August 28, 2004 and $20.0 million at August 30, 2003.  As of August 28, 2004 NBP has secured a bond of $22.5 million to satisfy these requirements.  The bond is supported by a $10.0 million letter of credit.  The remaining deposit in trust was returned to NBP during fiscal year 2005, after a period of time designated under the PSA for continuity of coverage.

NOTE 7.  OTHER INCOME

Investments-Other income includes income and expense related to NBP's investment in aLF Ventures, LLC. aLF Ventures, LLC was formed on August 2, 2001 and since that date FNBPC and NBP have accounted for this investment using the equity method. Losses for the fiscal year 2004 were $0.8 million and $0.0 million for the 24 days ended August 30, 2003. Losses of $1.3 million and $0.9 million were recorded for the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002, respectively.

Prior to August 2, 2001, the Predecessor expensed research and development costs associated with this investment as incurred, which amounted to approximately $1.0 million in 2001. Fiscal year ended August 31, 2002 includes income of approximately $3.0 million as a result of reimbursements from its venture partner for previously expensed research and development costs related to the achievement of a certain development milestone.

Miscellaneous- Other income for the fiscal year ended August 28, 2004 includes approximately $1.1 million NBP received through the demutualization of a company which held annuities for NBP employees.  Other income for the 24 days ended August 30, 2003 includes fees associated with a bridge loan commitment obtained in connection with the Transaction of approximately $1.7 million.  Other income includes approximately $2.3 million for the 340 days ended August 6, 2003, which represents the proceeds from the settlement of a class action lawsuit against the manufacturers of certain vitamins.

NOTE 8.  INCOME TAXES

Income tax expense/(benefit) includes the following current and deferred provisions:

	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	24 days ended	340 days ended	53 weeks ended
	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002
	(in thousands)
Current Provision
Federal	$ 480	$ (70)	$ 501	$ -
State	75	(12)	89	-
Foreign	20	(3)	4	(1,053)
Total current tax expense	575	(85)	594	(1,053)

Deferred Provision
Federal	131	9	(252)	-
State	23	2	(45)	-
Foreign	-	-	-	-
Total deferred tax expense	154	11	(297)	-
Total income tax expense/(benefit)	$ 729	$ (74)	$ 297	$ (1,053)

Income tax expense differed from the "expected" income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows:

	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	24 days ended	340 days ended	53 weeks ended
	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002
	(in thousands)
Computed "expected" income tax expense	$ 15,659	$ 3,674	$ 27,565	$ 26,765
Passthrough income	(14,999)	(3,772)	(27,265)	(26,715)
State taxes, net of federal	64	(7)	29	-
Foreign tax rate differential		(3)	4	(1,053)
Other	5	34	(36)	(50)
Total income tax expense (benefit)	$ 729	$ (74)	$ 297	$ (1,053)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 28, 2004 and August 30, 2003 are presented below:

	August 28, 2004	August 30,2003
	(in thousands)
Deferred tax assets
Accounts receivable, due to allowance for doubtful accounts	$ 165	$ 147
Self-insurance and workers compensation accruals	2,270	2,519

Total gross deferred tax assets	2,435	2,666

Deferred tax liabilities
Plant and equipment, principally due to differences in depreciation	1,167	1,244

Total gross deferred tax liabilities	1,167	1,244

Net deferred tax assets	$ 1,268	$ 1,422

Net deferred tax assets and liabilities at August 28, 2004 and August 30, 2003 are included in the consolidated balance sheet as follows:

	August 28, 2004	August 30,2003
(in thousands)

Other current assets	$ 2,435	$ 2,666
Other liabilities	1,167	1,244
	$ 1,268	$ 1,422

Deferred tax assets and liabilities relate to the operations of National Carriers, Inc.

There was no valuation allowance provided for at August 28, 2004 and August 30, 2003. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

NOTE 9.  RELATED PARTY TRANSACTIONS

The Predecessor had transactions in the normal course of business with Farmland or affiliated companies. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to the Predecessor than would be obtained from an unaffiliated party.

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

During the 52 weeks ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the 53 weeks ended August 31, 2002, NBP had sales and purchases with the following related parties:

	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	24 days ended	340 days ended	53 weeks ended
	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002
	(in thousands)
Sales to:
Beef Products, Inc. (1)	$ 52,701	$ 1,865	$ -	$ -
Farmland Foods, Inc. (2)	-	-	47,689	28,706
Farmland Industries, Inc. (2)	-	-	-	291
National Carriers, Inc. (3)	-	-	341	388
Total sales to affiliates	$ 52,701	$ 1,865	$ 48,030	$ 29,385

Purchases from:
Beef Products, Inc. (1)	$ 16,746	$ 1,145	$ -	$ -
Farmland Foods, Inc. (2)	-	-	37,431	31,482
Farmland Insurance Agency, Inc.(2)	-	-	-	1,719
Farmland Transportation, Inc. (2)	-	-	1	26
National Carriers, Inc. (3)	-	-	25,255	32,194
Total purchases from affiliates	$ 16,746	$ 1,145	$ 62,687	$ 65,421

___________

(1)	Beef Products, Inc. is an affiliate of NBPCo Holdings, LLC.
(2)

Farmland Foods, Inc., Farmland Industries, Inc., Farmland Transportation, Inc., and Farmland Insurance Agency, Inc. are no longer considered related parties as of August 7, 2003 due to the Transaction. Only those sales and purchases prior to August 7, 2003 are included.

(3)	National Carriers, Inc. was acquired by the Predecessor on March 28, 2003. Only those sales and purchases through that date are included.

Farmland Foods, Inc., Farmland Transportation, Inc., and Farmland Insurance Agency, Inc. were affiliated companies which were wholly owned by Farmland. Prior to its acquisition of National Carriers, the Predecessor contracted a significant portion of its freight services from National Carriers, a consolidated subsidiary as of March 28, 2003. Farmland Industries Inc. and four of its subsidiaries, including Farmland Foods, Inc. and Farmland Transportation, Inc., filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code on May 31, 2002.

NBP subleased office space from Farmland. The Predecessor paid Farmland approximately $0.4 million and $0.4 million for the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002, respectively, for this office space.

NBP rents office space and a shop area to National Carriers for which it received rental payments from National Carriers in the amount of approximately $0.2 million and $0.2 million for the 340 days ended August 6, 2003 and the fiscal year ended August 31, 2002, respectively.

At August 28, 2004 and August 30, 2003, the amounts due from Beef Products, Inc. were approximately $2.9 million and $0.7 million, respectively.  At August 28, 2004 and August 30, 2003, the amounts due to Beef Products, Inc. were approximately $0.4 million and $0.4 million, respectively.

At August 28, 2004 and August 30, 2003, amounts representing checks drawn on U.S. Premium Beef bank accounts included in cattle commitments payable were $12.0 million and $6.9 million, respectively.

In December 1997, FNBPC entered into a contract with U.S. Premium Beef to purchase a portion of its annual cattle requirements.  In connection with the cooperative's purchase of its interest in Farmland National Beef, U.S. Premium Beef obtained the right, and became subject to the obligation, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef's ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  During the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the fiscal year ended August 31, 2002, NBP obtained approximately 18%, 17%, 22%, and 27%, respectively, of NBP's cattle requirements from U.S. Premium Beef. During the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the fiscal year ended August 31, 2002, NBP made purchases from U.S. Premium Beef of $614.3 million, $36.3 million $589.0 million, and $697.4 million, respectively, for cattle requirements. The purchase price for the cattle is determined by NBP's pricing grid, which, under the terms of the agreement with U.S. Premium Beef, must be competitive with the pricing grids of NBP's competitors and may not be less favorable than pricing grids offered to other suppliers.

In December 1998, the Predecessor entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the majority member. The term of the lease is for five years and may be terminated by either John. R. Miller Enterprises, L.L.C. or NBP on 90 days' prior written notice. During the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the fiscal year ended August 31, 2002, NBP paid $ 0.2 million, $0.02 million, $0.2 million, and $0.2 million, respectively, to lease the aircraft and $ 0.07 million, $0.0 million, $0.06 million, and $0.04 million, respectively, into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.   The lease expired on December 15, 2003.  NBP still uses this aircraft on an as needed basis, with the payment terms, including the payments into the engine replacement reserve account, essentially identical to the lease agreement, except the monthly usage payment is calculated on the actual hours used, not to exceed the monthly lease payment we paid while the lease was active.  There is no lease agreement in effect for this aircraft.

In March 2001, the Predecessor entered into a second aircraft lease agreement under which it leased an additional business jet aircraft from John R. Miller Enterprises, L.L.C. The term of the lease automatically renews every 11 months unless either John R. Miller Enterprises, L.L.C. or NBP requests termination within 90 days of the end of the lease term. During the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the fiscal year ended August 31, 2002, NBP paid $ 0.4 million, $0.04 million, $0.5 million, and $0.5 million, respectively, to lease the aircraft and $0.05 million, $0.01 million, $0.07 million, and $0.08 million, respectively, into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In October 2003, NBP entered into an additional aircraft lease agreement under which NBP leased a third business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. This aircraft replaced the aircraft leased in December 1998. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year ended August 28, 2004, NBP paid $0.3 million to lease the aircraft and $0.08 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

NOTE 10.  CAPITAL SUBJECT TO REDEMPTION

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings have the right to request that NBP repurchase their interests, the value of which to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence. NBP accounts for changes in the redemption value of these interests by accreting the change over the period from the date of issuance to the earliest redemption date of the interest using the interest method. At August 28, 2004, the "Capital subject to redemption" was revalued by an independent appraisal process, and the value was determined to be $62.3 million.  Under the interest method, the carrying value of the "Capital subject to redemption" has been reduced by approximately $0.2 million to $62.5 million, as reflected in the accompanying Consolidated Balance Sheet as of August 28, 2004.

NOTE 11.  LEGAL PROCEEDINGS

On July 1, 2002, a lawsuit was filed against the Predecessor, ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also seek recovery against all defendants under a theory of unjust enrichment.  The plaintiffs seek damages in excess of $50.0 million from all defendants as a group on behalf of the class.  FNBPC answered the complaint and joined with the three other defendants in moving to dismiss this action. An amended complaint was filed and FNBPC joined in the other defendants' motion to dismiss. The joint motion to dismiss was denied, and the judge ruled that the plaintiffs adequately alleged a violation of the Packers and Stockyards Act of 1921. The case was certified as a class-action matter in June 2004.  Accordingly, the lawsuit will proceed to trial. Management believes that FNBPC acted properly and lawfully in dealings with cattle producers. Management is currently unable to predict the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

NBP is also a party to a number of other lawsuits and claims arising out of the operation of our business. Management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

NOTE 12.  BUSINESS SEGMENTS

In connection with the Transaction, NBP executed a management reporting reorganization wherein it created the single role of Chief Executive Officer, who serves as the Chief Operating Decision Maker ("CODM"). The CODM measures segment profit as operating income for Core Beef and Other, NBP's two reporting segments, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.   In the fourth quarter of fiscal year 2004, the Company revised its method of transfer pricing between its two segments related to the price charged for transportation services.  The effect of this change was to increase operating income of the Core Beef segment and decrease operating income of the Other segment by approximately $4.5 million for the fiscal year 2004.

Core Beef-the majority of NBP's revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries. Aggregation criteria were applied to determine the constituents of the Core Beef segment.

Other-the Other segment of NPB consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company, and Kansas City Steak Company, LLC, a portion control steak cutting operation.

Eliminations-this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

	Successor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended August 28, 2004	24 days ended August 30, 2003	340 days ended August 6, 2003	53 weeks ended August 31, 2002
		(in thousands)
Net sales
Core Beef	$ 4,151,809	$ 285,541	$ 3,463,935	$ 3,338,321
Other	163,866	15,534	76,463	25,868
Eliminations	(226,164)	(18,243)	(161,775)	(117,358)

Total	$ 4,089,511	$ 282,832	$ 3,378,623	$ 3,246,831

Depreciation and amortization
Core Beef	19,134	1,845	16,916	17,315
Other	2,036	210	1,452	709

Total	21,170	2,055	18,368	18,024

Operating income
Core Beef	64,471	14,048	82,615	78,177
Other	3,532	(216)	1,785	1,310

Total	68,003	13,832	84,400	79,487

Interest income	549	41	511	271
Interest expense	(24,853)	(1,619)	(5,021)	(6,842)
Other income (expense)	1,355	(1,755)	(1,011)	3,766

Minority interest	(313)	(2)	(121)	(211)

Total income before taxes	$ 44,741	$ 10,497	$ 78,758	$ 76,471

Capital Expenditures
Core Beef	31,003	1,674	28,506	21,132
Other	1,468	24	8,515	168

Total	32,471	1,698	37,021	21,300

	August 28, 2004	August 30, 2003
Total Assets
Core Beef	$ 620,679	$ 610,965
Other	26,426	22,952
Eliminations	(584)	(4,096)
Total	$ 646,521	$ 629,821

Acquisition of National Carriers, Inc.

On March 28, 2003, the FNBPC acquired National Carriers, Inc., a contract carrier service with terminals in Liberal, Kansas, Dallas, Texas, and Denison, Iowa, for approximately $13.4 million, including the assumption of $8.4 million of indebtedness. The purchase price has been allocated to the assets acquired and liabilities assumed and the operating results of National Carriers are reflected in FNBPC's and NBP's consolidated financial statements subsequent to the date of acquisition. The effect of the acquisition of National Carriers was immaterial to the consolidated financial statements.

Customer Concentration

In the fiscal year ended August 28, 2004, one customer with its consolidated subsidiaries represented 9.1% of total sales, with no other customer representing more than 3.3% of total sales. In the fiscal year ended August 30, 2003, one customer with its consolidated subsidiaries represented approximately 10.3% of total sales with no other single customer representing more than 2.9% of total sales. In the fiscal year ended August 31, 2002, the largest customer represented approximately 10.2% of total sales with no other customer larger than 3.8% of total sales.

Sales to Foreign Countries

NBP had sales outside the United States of America in the fiscal year ended 2004, the 24 days ended August 30, 2003, the 340 days ended August 6, 2003, and the fiscal year ended 2002 of approximately $395.5 million, $48.9 million, $580.1 million and $510.5 million, respectively. No single country accounted for more than 10% of total sales. The amount of assets maintained outside the United States of America is not material.

NOTE 13.  UNITED STATES BSE OUTBREAK

  On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for bovine spongiform encephalopathy (BSE).  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries representing a substantial share of NBP's export business closed their borders to the importation of edible beef products from the United States.  Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% within 3 days.  In the FYE 2003, NBP's total export sales were approximately 17% of total sales, including sales of non-food beef products such as hides.  In FYE 2004, NBP's total export sales were approximately 10% of total net sales.

During the second quarter of FYE 2004, NBP recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December.  These charges, recorded in sales and cost of sales in the Company's Consolidated Statement of Operations, reflect:  (1) volatility in the U.S. markets for finished goods and live cattle, with an impact noted in immediate margin erosion resulting from a rapid fall in cutout or sales values; (2)  some product already destined for foreign markets re-routed for resale in the U.S., generally at prices lower than their original export value; and (3) lower value for certain inventory items which had been in the production pipeline and had not yet left the U.S. as they had no comparable domestic market.  Certain by-products have been classified as Specified Risk Materials ("SRMs"), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The impacts of BSE were positively offset, in part, by strong domestic demand for beef products.

                In addition, the USDA and the Food Safety Inspection Service (FSIS) published new regulations in response to the discovery of BSE in the state of Washington.  These new regulations, among other things, govern the removal of SRMs during slaughter, cover the ban on the slaughtering of non-ambulatory animals for human food use, set forth the prohibition on the production of mechanically separated meat and ban certain techniques used in the slaughter process.  The USDA also issued a notice announcing that FSIS inspectors will not mark ambulatory cattle that have been targeted for BSE surveillance testing as "inspected and passed" until negative test results are obtained.  NBP does not anticipate that these new regulations, individually or in the aggregate, will have a material adverse effect on its business.

While exports of some beef products have commenced once again to Mexico, NBP cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions.  Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef industry.  Fed cattle slaughter levels in the United States for the FYE 2004 fell approximately 8.9% below year-ago levels, reflecting constrained cattle supplies and reduced demand for export products.

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals which occurred in May 2003 following the discovery of BSE in Alberta that same month tightened the U.S. cattle supply; and, although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. Beef industry continued at a price disadvantage while the ban on importation of Canadian livestock was maintained.   This continued closure of the U.S. border to Canadian livestock has resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.

The USDA has published a proposed rule revising its policy to keep the U.S. border closed to live animals for processing in the U.S.  The comment period for this proposed rule closed on April 7, 2004 and publication of a final rule was anticipated within a reasonable time following closure of the comment period.  In the interim, Ranchers Cattlemen Action Legal Fund United Stockgrowers of America ("R-CALF" -  a northern states cattle producer's organization) was successful in obtaining an injunction against the USDA allowing importation of certain beef products produced in Canada pursuant to this rule, because the USDA did not follow the "Administrative Procedures Act" prior to issuing its order allowing such action.  The final rule is drafted and is being reviewed within the USDA.  It is expected to be sent to the federal government Office of Management and Budget ("OMB") after the U. S. presidential election.  The OMB could take up to 90 days to return it to the USDA, but many expect the final rule to be published before the end of the year with the markets opening in the first quarter of calendar 2005, although NBP can provide no assurance that this will occur.

A United States/Japanese Commission was formed to look at the optimal "science based" approach to resolving the issues between the U.S. and Japan.  The commission held its last meeting in July 2004.  Following this meeting, trade representatives from the United States and Japan continued their discussions on reopening of the Japanese market to imported beef products from the United States.

On October 23, 2004, the USDA announced that Japan and the U.S. had reached an agreement on opening the border for export to Japan.  Over the coming months, many details will have to be worked out by both governments.  Part of the agreement involves the tracking of animals of known age from the ranch so that only meat from animals less than 21 months of age can be shipped to Japan.  It may require considerable effort and resources for NBP to develop and implement such a system over the coming months.  It is expected that the markets will begin to open for some products in the first quarter of calendar 2005, although no assurance can be given that this will occur.

On November 18, 2004, the USDA announced that inconclusive, preliminary test results may have identified a second case of BSE in the U.S., but meat from the suspected animal has not entered the food chain.  It could be up to approximately seven days before conclusive test results may be available.  The preliminary tests are in an early stage of screening, which is designed to be extremely sensitive in order to detect the disease.  No quarantines have been established, and the USDA spokesperson stated that, "USDA remains confident in the safety of the U.S. beef supply."  Announcements of these inconclusive, preliminary results can be expected from time to time as a result of the sensitivity of the new screening regime.  The impact on the market created by such uncertainty is not possible to predict.

NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef industry or on its operations.  The Company's revenues and net income may be materially adversely affected in the event existing import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.