Form 10-Q
period 2004-11-27
NATIONAL BEEF PACKING CO LLC
filed 2005-01-10
CIK 1273784

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

There is no market for the Registrant's equity.  As of January 3, 2005, there were 121,849,626 Class A units and 18,810,045 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms "National Beef," "NBP," "Company," "we," "our," and "us" refer to National Beef Packing Company, LLC and its consolidated subsidiaries.  As used in this report, the term "U.S. Premium Beef" refers to U.S. Premium Beef, LLC, a Delaware limited liability company.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

  NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	November 27, 2004(unaudited)	August 28, 2004
Assets
Current assets:
Cash and cash equivalents	$ 29,710	$ 27,998
Accounts receivable, less allowance for returns and doubtful accounts of $5,803 and $5,614, respectively	162,088	177,614
Due from affiliates	1,531	2,873
Other receivables	2,920	3,288
Inventories	76,359	85,962
Other current assets	12,287	10,782
Total current assets	284,895	308,517
Property, plant and equipment, at cost	247,236	242,638
Less accumulated depreciation	26,107	20,633
Net property, plant, and equipment	221,129	222,005
Goodwill	78,858	78,858
Other intangibles, net of accumulated amortization of $2,125 and $1,722, respectively	29,636	30,039
Other assets	7,084	7,102
	$ 621,602	$ 646,521
Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$ 10,196	$ 9,453
Cattle purchases payable	52,875	49,569
Accounts payable - trade	38,728	39,207
Due to affiliates	353	416
Accrued compensation and benefits	12,502	17,555
Accrued insurance	15,290	13,903
Other accrued expenses and liabilities	10,797	6,860
Distributions payable	1,519	5,541
Total current liabilities	142,260	142,504
Long-term debt, excluding current installments	307,158	325,634
Other liabilities	4,934	5,237
Total liabilities	454,352	473,375
Minority interest	686	632
Capital subject to redemption	59,648	62,476
Members' capital:
Members' capital	106,887	110,025
Accumulated other comprehensive income	29	13
Total Members' capital	106,916	110,038
Commitments and contingencies	-	-
	$ 621,602	$ 646,521

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
Consolidated Statement of Operations
(in thousands)

	13 weeks ended	13 weeks ended
	November 27, 2004 (unaudited)	November 29, 2003 (unaudited)
Net sales	$ 1,050,720	$ 1,058,306
Costs and expenses:
Cost of sales	1,034,189	1,018,869
Selling, general, and administrative	8,099	7,334
Depreciation and amortization	6,028	6,657
Total costs and expenses	1,048,316	1,032,860
Operating income	2,404	25,446
Other income (expense):
Interest income	85	156
Interest expense	(6,694)	(6,244)
Minority owners' interest in net income of Kansas City Steak, LLC	(54)	(8)
Equity in loss of aLF Ventures, LLC	(122)	(311)
Other, net	473	353
(Loss) income before taxes	(3,908)	19,392
Income tax expense	(538)	(349)
Net (loss) income	$ (4,446)	$ 19,043

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statement of Cash Flows
(in thousands)

	13 weeks ended	13 weeks ended
	November 27, 2004	November 29, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(4,446)	$19,043
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,028	6,657
(Gain) loss on disposal of property, plant, and equipment	(102)	1
Minority interest	54	8
Change in assets and liabilities:
Accounts receivable	15,526	(6,904)
Due from affiliates	1,342	(416)
Other receivables	368	322
Inventories	9,603	(15,498)
Other assets	(1,487)	(546)
Accounts payable	(1,149)	3,099
Due to affiliates	(63)	(76)
Accrued compensation and benefits	(5,053)	(10,956)
Accrued insurance	1,387	(2,288)
Accrued expenses and liabilities	3,634	1,107
Cattle purchases payable	10,246	8,971
Net cash provided by operating activities	$35,888	$2,524
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(5,166)	(6,774)
Proceeds from sale of property, plant, and equipment	519	239
Net cash used in investing activities	$(4,647)	$(6,535)
Cash flows from financing activities:
Net (payments)/receipts under revolving credit lines and note payable	(17,733)	16,104
Change in overdraft balances	(6,270)	7,982
Member distributions	(5,542)	(22,386)
Net cash (used in)/provided by financing activities	$(29,545)	$1,700
Effect of exchange rate changes on cash	16	7
Net increase (decrease) in cash	1,712	(2,304)
Cash and cash equivalents at beginning of period	27,998	31,304
Cash and cash equivalents at end of period	$29,710	$29,000
Supplemental information:
Cash paid during the period for interest	$1,975	$250
Cash paid during the period for taxes, net of refunds	$4	$281

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in NBP's Annual Report on Form 10-K on file with the Securities and Exchange Commission ("SEC") for the fiscal year ended August 28, 2004.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.  Certain prior year amounts have been reclassified in order to conform to the current year presentation.

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

(2) Inventories

Inventories at November 27, 2004 and August 28, 2004 consisted of the following (in thousands):

	November 27, 2004	August 28, 2004
Dressed and boxed beef	$59,313	$67,801
Beef by-products	7,489	9,158
Supplies	9,557	9,003
Total inventory	$76,359	$85,962

 (3) Comprehensive (Loss) Income

Comprehensive (loss) income, which consists of net (loss) income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended
	November 27, 2004	November 29, 2003
Net (loss) income	$(4,446)	$19,043
Other comprehensive income:
Foreign currency translation adjustments	16	7
Comprehensive (loss) income	$(4,430)	$19,050

(4) Contingencies

On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. ("FNBPC" or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also seek recovery against all defendants under a theory of unjust enrichment.  The plaintiffs seek damages in excess of $50.0 million from all defendants as a group on behalf of the class.  FNBPC answered the complaint and joined with the three other defendants in moving to dismiss this action. An amended complaint was filed and FNBPC joined in the other defendants' motion to dismiss. The joint motion to dismiss was denied, and the judge ruled that the plaintiffs adequately alleged a violation of the Packers and Stockyards Act of 1921. The case was certified as a class-action matter in June of 2004.  Accordingly, the lawsuit will proceed to trial. Management believes that FNBPC acted properly and lawfully in dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

NBP is also a party to a number of other lawsuits and claims arising out of the operation of our business. Management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

(5) Capital Subject to Redemption

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined pursuant to a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change over the period from the date of issuance to the earliest redemption date of the respective interests. At November 27, 2004, the "Capital subject to redemption" was revalued by an independent appraisal process, and the value was determined to be $59.1 million.  Accordingly, the carrying value of the "Capital subject to redemption" has been reduced by accretion of approximately $0.03 million during the thirteen weeks ended November 27, 2004, resulting in the $59.6 million carrying value, as reflected in the accompanying Consolidated Balance Sheet as of November 27, 2004.

(6)  Segments

The Company's operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker ("CODM").  Segment profit is measured as operating income for NBP's two reporting segments, Core Beef and Other, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  In the fourth quarter of fiscal year 2004, the Company revised its method of transfer pricing between its two segments related to the price charged for transportation services.  The effect of restating this change for the thirteen weeks ended November 29, 2003 was to increase operating income of the Core Beef segment and decrease operating income of the Other segment by approximately $1.1 million.  Certain reclassifications have been made to the prior periods' reporting segment presentation to conform to the current presentation.

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

 Eliminations-this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

 The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended
	November 27, 2004	November 29, 2003

Net sales
Core Beef	$1,053,536	$1,082,900
Other	45,678	39,567
Eliminations	(48,494)	(64,161)

Total	$1,050,720	$1,058,306

Operating income
Core Beef	823	25,506
Other	1,581	(60)

Total	2,404	25,446

Interest income	85	156
Interest expense	(6,694)	(6,244)
Other income	350	42

Minority interest	(53)	(8)

Total (loss) income before taxes	$(3,908)	$19,392

	November 27, 2004	November 29, 2003
Total assets
Core Beef	$592,744	$630,458
Other	30,450	22,654
Eliminations	(1,592)	(2,675)
Total	$621,602	$650,437

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

During the second quarter of FYE 2004, NBP recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December.  These charges, recorded in sales and cost of sales in the Company's second quarter of FYE 2004 Consolidated Statement of Operations, reflect:  (1) volatility in the U.S. markets for finished goods and live cattle, with an impact noted in immediate margin erosion resulting from a rapid fall in cutout or sales values; (2)  some product already destined for foreign markets re-routed for resale in the U.S., generally at prices lower than their original export value; and (3) lower value for certain inventory items which had been in the production pipeline and had not yet left the U.S. as they had no comparable domestic market.  Certain by-products have been classified as Specified Risk Materials ("SRMs"), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The impacts of BSE were positively offset, in part, by strong domestic demand for beef products.

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

While exports of some beef products have commenced once again to Mexico, NBP cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions.  Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef packing industry.  Fed cattle slaughter levels in the United States for the FYE 2004 fell approximately 8.9% below year-ago levels, reflecting constrained cattle supplies and reduced demand for export products.

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals which occurred in May 2003 following the discovery of BSE in Alberta that same month tightened the U.S. cattle supply; and, although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. beef packing industry continued at a price disadvantage while the ban on importation of Canadian livestock was maintained.   This continued closure of the U.S. border to Canadian livestock has resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices, and increased imports of boxed beef, negatively affecting boxed beef prices.

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

On December 29, 2004, the USDA announced it had established conditions under which it will allow imports of live cattle under 30 months of age and certain other commodities from regions with effective bovine spongiform encephalopathy (BSE) prevention and detection measures.  Prior to being able to import to the U.S., each country must undergo a thorough risk assessment to be recognized as a "minimal-risk region."  Canada will be the first country recognized as a minimal-risk region and, as such, will be eligible to export to the U.S. live cattle under 30 months of age (subject to certain restrictions), as well as certain other animals and products.  The final rule was published in the January 4, 2005 Federal Register and will be effective March 7, 2005 unless delayed by litigation, legislation or other reasons.  The USDA estimates that up to two million live Canadian cattle under 30 months of age could be exported to the U.S. in the first twelve months after the rule takes effect.

On January 2, 2005, the Canadian Food Inspection Agency confirmed that an older dairy cow from Alberta has tested positive for BSE.  The infected animal was born in 1996, prior to the introduction of the 1997 feed ban.  As stated in the USDA press release of December 30, 2004, the U.S. would not alter the implementation of its rule to resume trade with Canada, although NBP can provide no assurance regarding this statement.  On January 3, 2005, the USDA issued a statement expressing confidence in the animal and public health measures that Canada has in place, noting that the risk assessment, conducted by the USDA as part of the rulemaking process to determine Canada's status as a minimal-risk region, included the consideration of the possibility that Canada could experience additional cases of BSE.

A United States/Japanese Commission was formed to look at the optimal "science based" approach to resolving the issues between the U.S. and Japan.  The commission held its last meeting in July 2004.  Following this meeting, trade representatives from the United States and Japan continued their discussions on reopening of the Japanese market to imported beef products from the United States.

On October 23, 2004, the USDA announced that Japan and the U.S. had reached an agreement on opening the border for export to Japan.  Over the coming months, many details will have to be worked out by both governments.  Part of the agreement involves the tracking of animals of known age from the ranch so that only meat from animals less than 21 months of age can be shipped to Japan.  It may require considerable effort and resources for NBP to develop and implement such a system over the coming months.  It is expected that the markets will begin to open for some products mid-year in calendar 2005, although no assurance can be given that this will occur.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  The impact on the market created by such uncertainty is not possible to predict.

NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  The Company's revenues and net income may be materially adversely affected in the event existing import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

(8)  Bank Covenant Compliance

Effective November 19, 2004, our amended credit facility was further amended to reflect changes in financial covenants.  The amended credit facility, as amended, contained the following financial covenants, as of November 27, 2004:

•         Maximum funded debt to four quarter rolling EBITDA (as defined in the credit agreement) ratio of
                      7.25x;
            •         Maximum senior secured funded debt to four quarter rolling EBITDA ratio of 4.50x;
            •         Minimum four quarter rolling EBITDA of $50 million;
            •         Minimum working capital of $92.25 million;
            •         Maximum annual capital expenditures of $30 million.

As defined in the amended credit facility, EBITDA contains specified adjustments.  On November 27, 2004, the Company was in compliance with all financial covenants.

Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks.  The facility now consists of a $120.0 million term loan that matures in December 2014 and a $140.0 million revolving line of credit loan that matures in December 2009 that is subject to certain borrowing base limitations.  The amendment and restatement is within the scope of the Emerging Issues Task Force ("EITF") 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.5 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million will be written off during the Company's second quarter of fiscal year 2005.  At the closing of the transaction, NBP borrowed $120.0 million under the term loan and $4.6 million under the revolving loan with an additional $43.0 million of the revolving loan used in the form of letters of credit.

The borrowings under the revolving loan are available for the Company's working capital requirements, capital expenditures and other general corporate purposes.  The amended and restated credit facility is secured by a first priority lien on substantially all of the Company's assets.  The principal amount outstanding under the term loan is due and payable in equal quarterly installments of $6.0 million on the last business day of each March, June, September and December commencing on March 31, 2010 and ending on December 29, 2014.  Prepayment is allowed at any time.

The Company's amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) the election of the Company (the "Conversion Date").  Currently the interest rate for the term loan is either the greater of (a) the Base Rate (as defined in the credit agreement) plus 75 basis points or (b) LIBOR plus 275 basis points.  Currently the interest rate for the revolving loan is either the greater of (a) the Base Rate plus 50 basis points or (b) LIBOR plus 250 basis points.  After the Conversion Date the interest rate for the term loan and revolving loan is determined by reference to a matrix of rates keyed to the Company's funded debt to EBITDA ratio.

The amended and restated credit facility imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After the Conversion Date, the Company is required to maintain at all times a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, NBP's annual net capital expenditures are limited to amounts ranging from $32 million in fiscal 2005 to $40 million in fiscal 2008 and fiscal years thereafter.

(9)  Subsequent Events

Industrial Revenue Bonds

In conjunction with the amendment and restatement of the Company's credit facility, effective December 30, 2004, the Company entered into a transaction with the City of Dodge City, Kansas, in order to provide the Company property tax savings.  Under the transaction, the City purchased the Company's Dodge City facility (the "facility") by issuing $102.3 million in bonds due in December 2014, and leased the facility to the Company for an identical term under a capital lease.  The City's bonds were purchased by the Company using proceeds of its term loan under the amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in the Company's consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides the Company with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payments in lieu of tax agreements, results in an annual savings of approximately 25% in property taxes.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the City water and wastewater systems, NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period.  Payments under the commitment will be $0.8 million in fiscal year 2005, $1.2 million in fiscal year 2006, $1.4 million in fiscal year 2007, $1.4 million in fiscal year 2008, $1.4 million in fiscal year 2009, with the balance of $13.1 million to be paid in subsequent years.

<back to Table of Contents>

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

This report contains "forward-looking statements," which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations and consolidation among our customers. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review the "Risk Factors" in "Item 1. Business" of NBP's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 23, 2004 for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

The USDA has established conditions which allow the Canadian border to become eligible for re-opening in early March 2005 for importation of live cattle under 30 months of age, subject to certain restrictions.  Also, while there is a framework of an agreement for the resumption of trade with Japan, it appears trade will not resume for several months.  Currently live weights of cattle being slaughtered are considerably higher than last year, implying supplies of cattle in the near term will be larger; however, until international market access is restored and live cattle are permitted from Canada, margins in the Core Beef segment can be expected to be negatively impacted.

Recent Developments

Effective December 30, 2004, our amended credit facility was further amended and restated to reflect changes in loan amounts, interest rates and financial covenants.  In conjunction with the amendment and restatement of our credit facility, the City of Dodge City, Kansas issued $102.3 million of industrial revenue bonds at the same time that effectively results in our annual savings of approximately 25% in property taxes.  These transactions are more fully described in "Liquidity and Capital Resources" below.

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

During the second quarter of FYE 2004, we recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December.  These charges, recorded in sales and cost of sales in our second quarter of FYE 2004 Consolidated Statement of Operations, reflect:  (1) volatility in the U.S. markets for finished goods and live cattle, with an impact noted in immediate margin erosion resulting from a rapid fall in cutout or sales values; (2)  some product already destined for foreign markets re-routed for resale in the U.S., generally at prices lower than their original export value; and (3) lower value for certain inventory items which had been in the production pipeline and had not yet left the U.S. as they had no comparable domestic market.  Certain by-products have been classified as Specified Risk Materials ("SRMs"), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The impacts of BSE were positively offset, in part, by strong domestic demand for beef products.

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

While exports of some beef products have commenced once again to Mexico, we cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions.  Thus far, the effect of resumed export of beef products to Mexico has been marginal on the United States beef packing industry.  Fed cattle slaughter levels in the United States for the FYE 2004 fell approximately 8.9% below year-ago levels, reflecting constrained cattle supplies and reduced demand for export products.

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals which occurred in May 2003 following the discovery of BSE in Alberta that same month tightened the U.S. cattle supply; and, although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. beef packing industry continued at a price disadvantage while the ban on importation of Canadian livestock was maintained.   This continued closure of the U.S. border to Canadian livestock has resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices, and increased imports of boxed beef, negatively affecting boxed beef prices.

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

On December 29, 2004, the USDA announced it had established conditions under which it will allow imports of live cattle under 30 months of age and certain other commodities from regions with effective bovine spongiform encephalopathy (BSE) prevention and detection measures.  Prior to being able to import to the U.S., each country must undergo a thorough risk assessment to be recognized as a "minimal-risk region."  Canada will be the first country recognized as a minimal-risk region and, as such, will be eligible to export to the U.S. live cattle under 30 months of age (subject to certain restrictions), as well as certain other animals and products.  The final rule was published in the January 4, 2005 Federal Register and will be effective March 7, 2005 unless delayed by litigation, legislation or other reasons.  The USDA estimates that up to two million live Canadian cattle under 30 months of age could be exported to the U.S. in the first twelve months after the rule takes effect.

On January 2, 2005, the Canadian Food Inspection Agency confirmed that an older dairy cow from Alberta has tested positive for BSE.  The infected animal was born in 1996, prior to the introduction of the 1997 feed ban.  As stated in the USDA press release of December 30, 2004, the U.S. would not alter the implementation of its rule to resume trade with Canada, although NBP can provide no assurance regarding this statement.  On January 3, 2005, the USDA issued a statement expressing confidence in the animal and public health measures that Canada has in place, noting that the risk assessment, conducted by the USDA as part of the rulemaking process to determine Canada's status as a minimal-risk region, included the consideration of the possibility that Canada could experience additional cases of BSE.

A United States/Japanese Commission was formed to look at the optimal "science based" approach to resolving the issues between the U.S. and Japan.  The commission held its last meeting in July 2004.  Following this meeting, trade representatives from the United States and Japan continued their discussions on reopening of the Japanese market to imported beef products from the United States.

On October 23, 2004, the USDA announced that Japan and the U.S. had reached an agreement on opening the border for export to Japan.  Over the coming months, many details will have to be worked out by both governments.  Part of the agreement involves the tracking of animals of known age from the ranch so that only meat from animals less than 21 months of age can be shipped to Japan.  It may require considerable effort and resources for NBP to develop and implement such a system over the coming months.  It is expected that the markets will begin to open for some products mid-year in calendar 2005, although no assurance can be given that this will occur.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  The impact on the market created by such uncertainty is not possible to predict.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Our revenues and net income may be materially adversely affected in the event existing import restrictions continue indefinitely, additional countries announce similar restrictions, additional regulatory restrictions are put into effect or domestic consumer demand for beef declines substantially.

Results of Operations

Thirteen weeks ended November 27, 2004 compared to thirteen weeks ended November 29, 2003

General.  Net loss for the thirteen weeks ended November 27, 2004 was $4.4 million compared to net income of $19.0 million for the thirteen weeks ended November 29, 2003, a decrease of $23.4 million.  Sales were lower in the thirteen weeks ended November 27, 2004 than those of the prior year period due to a decrease in boxed beef and beef product prices of approximately 8.1%, offset in part by an increase in the number of cattle processed.  The loss of key export markets due to BSE continued to pressure beef margins.

Total costs and expenses as a percent of sales were 99.8% for the thirteen weeks ended November 27, 2004 compared to 97.6% for the thirteen weeks ended November 29, 2003.  Costs were higher due to a 5.9% increase in the number of cattle processed from 2004, offset in part by lower live cattle prices.  Operating income decreased $23.0 million due to lower boxed beef and beef product prices and to a continuing unfavorable pricing environment for products traditionally marketed outside the U.S.

Net Sales.  Net sales were $1,050.7 million for the thirteen weeks ended November 27, 2004 compared to $1,058.3 million for the thirteen weeks ended November 29, 2003, a decrease of $7.6 million or 0.7%.  The decrease resulted primarily from a decrease in boxed beef and beef product prices of approximately 8.1%, mostly offset by a 5.9% increase in the number of cattle processed in 2005.  Boxed beef and beef product prices continued to be pressured by the loss of key export markets closed to U.S. beef products due to BSE.

            Cost of Sales.  Cost of sales was $1,034.2 million for the thirteen weeks ended November 27, 2004 compared to $1,018.9 million for the thirteen weeks ended November 29, 2003, an increase of $15.3 million or 1.5%.  The increase resulted primarily from an increase in the number of cattle processed from 2004 of 5.9%, offset by lower live cattle prices.

          Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $8.1 million for the thirteen weeks ended November 27, 2004 compared to $7.3 million for the thirteen weeks ended November 29, 2003, an increase of $0.8 million or 11.0%.  The current year reflects an expense for state franchise taxes of approximately $0.3 million due to the restructuring of the company as a limited liability company, and increases in payroll and related expenses and professional services of $0.5 million.

          Depreciation and Amortization Expense.  Depreciation and amortization expenses were $6.0 million for the thirteen weeks ended November 27, 2004 compared to $6.7 million for the thirteen weeks ended November 29, 2003, a decrease of $0.7 million or 10.4%.  The decrease is attributable to revised estimates that had previously been utilized in the calculations for depreciation expense in the thirteen weeks ended November 29, 2003 relative to assets acquired when U.S. Premium Beef acquired a controlling interest in Farmland National Beef Packing Company, L.P. on August 7, 2003 and formed National Beef Packing Company, LLC.

Operating Income.  Operating income was $2.4 million for the thirteen weeks ended November 27, 2004 compared to $25.4 million for the thirteen weeks ended November 29, 2003, a decrease of $23.0 million.  The decrease resulted from the lower boxed beef and beef product prices due in part to the loss of key export markets closed to U.S. beef products due to BSE.  The continued closure of the U.S. border to Canadian livestock and the corresponding reduction in the number of live cattle available for processing, along with the loss of key export markets, has resulted in compressed margins in the U.S. beef packing industry.  Operating income, as a percentage of net sales, was 0.2% for the thirteen weeks ended November 27, 2004 and 2.4% for the thirteen weeks ended November 29, 2003.

          Interest Expense.  Interest expense was $6.7 million for the thirteen weeks ended November 27, 2004 compared to $6.2 million for the thirteen weeks ended November 29, 2003, an increase of $0.5 million or 8.1%.  The increase was due primarily to higher interest rates in the thirteen weeks ended November 27, 2004 as compared to the same period in fiscal 2004.

          Income Tax Expense.  Income tax expense of $0.5 million for the thirteen weeks ended November 27, 2004 compared to $0.3 million for the thirteen weeks ended November 29, 2003, an increase of $0.2 million.  The increase was primarily due to higher income for the period for National Carriers, Inc. and the associated income tax expense on income from that entity, which is organized as a C Corporation.

Segment Results

The Company's operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker ("CODM").  Segment profit is measured as operating income for NBP's two reporting segments, Core Beef and Other, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  In the fourth quarter of fiscal year 2004, the Company revised its method of transfer pricing between its two segments related to the price charged for transportation services.  The effect of restating this change for the thirteen weeks ended November 29, 2003 was to increase operating income of the Core Beef segment and decrease operating income of the Other segment by approximately $1.1 million.  Certain reclassifications have been made to the prior periods' reporting segment presentation to conform to the current presentation.

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

 Eliminations-this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

 The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended
	November 27, 2004	November 29, 2003

Net sales
Core Beef	$1,053,536	$1,082,900
Other	45,678	39,567
Eliminations	(48,494)	(64,161)

Total	$1,050,720	$1,058,306

Operating income
Core Beef	823	25,506
Other	1,581	(60)

Total	2,404	25,446

Interest income	85	156
Interest expense	(6,694)	(6,244)
Other income	350	42

Minority interest	(53)	(8)

Total (loss) income before taxes	$(3,908)	$19,392

	November 27, 2004	November 29, 2003
Total assets
Core Beef	$592,744	$630,458
Other	30,450	22,654
Eliminations	(1,592)	(2,675)
Total	$621,602	$650,437

Thirteen weeks ended November 27, 2004 compared to thirteen weeks ended November 29, 2003

Core Beef

Net Sales.  Net sales for Core Beef were $1,053.5 million for the thirteen weeks ended November 27, 2004 compared to $1,082.9 million for the thirteen weeks ended November 29, 2003, a decrease of $29.4 million or 2.7%.  The decrease resulted primarily from a decrease in boxed beef and beef product prices of approximately 8.1%, mostly offset by a 5.9% increase in the number of cattle processed in fiscal 2005.  Boxed beef and beef product prices continued to be pressured by the loss of key export markets closed to U.S. beef products due to BSE.

Operating income.  Operating income for Core Beef was $0.8 million for the thirteen weeks ended November 27, 2004 compared to $25.5 million for the thirteen weeks ended November 29, 2003, a decrease of $24.7 million.  The decrease resulted from the lower boxed beef and beef product prices due in part to the loss of key export markets closed to U.S. beef products due to BSE.  The continued closure of the U.S. border to Canadian livestock and the corresponding reduction in the number of live cattle available for processing, along with the loss of key export markets, has resulted in compressed margins in the U.S. beef packing industry.

Other

            Net Sales.  Net sales for Other were $45.7 million for the thirteen weeks ended November 27, 2004 compared to $39.6 million for the thirteen weeks ended November 29, 2003, an increase of $6.1 million or 15.4%.  The increase was primarily due to market conditions in the transportation industry where freight capacity has been exceeding truck availability, allowing rate increases in our transportation operations, as well as improved sales in our portion control facility.

            Operating income.  Operating income for Other was $1.6 million for the thirteen weeks ended November 27, 2004 compared to an operating loss of $.1 million for the thirteen weeks ended November 29, 2003, an increase of $1.7 million.  The increase was due primarily to the rate increases and improved operating efficiencies in our transportation operations.

Liquidity and Capital Resources

As of November 27, 2004, we had net working capital of $142.6 million, which included $1.5 million in distributions payable, and cash and cash equivalents of $29.7 million. At August 28, 2004, we had net working capital of $166.0 million, which included $5.5 million in distributions payable, and cash and cash equivalents of $28.0 million. Our primary sources of liquidity are cash flows from operations and available borrowings under our amended credit facility.

As of November 27, 2004, we had $317.4 million of long-term debt, of which $10.2 million was classified as a current liability. As of November 27, 2004, there were outstanding borrowings of $24.4 million, outstanding letters of credit of $43.0 million and available borrowings of $57.8 million under our $140.0 million amended credit facility. Cash flow from operations and borrowings under our amended credit facility have funded our working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under the amended credit facility as of November 27, 2004.

In addition to outstanding borrowings under our amended credit facility, we had outstanding borrowings under industrial revenue bonds of $13.8 million, senior notes of $160.0 million, term loans of $118.8 million and capital leases and other obligations of $0.4 million as of November 27, 2004.

 Amended Senior Credit Facility

Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks. The facility now consists of a $120.0 million term loan that matures in December 2014 and a $140.0 million revolving line of credit loan that matures in December 2009 that is subject to certain borrowing base limitations.  The amendment and restatement is within the scope of the Emerging Issues Task Force ("EITF") 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.5 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million will be written off during the Company's second quarter of fiscal year 2005.  At the closing of the transaction, NBP borrowed $120.0 million under the term loan and $4.6 million under the revolving loan with an additional $43.0 million of the revolving loan used in the form of letters of credit.

The borrowings under the revolving loan are available for the Company's working capital requirements, capital expenditures and other general corporate purposes.  The amended and restated credit facility is secured by a first priority lien on substantially all of the Company's assets.  The principal amount outstanding under the term loan is due and payable in equal quarterly installments of $6.0 million on the last business day of each March, June, September and December commencing on March 31, 2010 and ending on December 29, 2014.  Prepayment is allowed at any time.

The Company's amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) the election of the Company (the "Conversion Date").  Currently the interest rate for the term loan is either the greater of (a) the Base Rate (as defined in the credit agreement) plus 75 basis points or (b) LIBOR plus 275 basis points.  Currently the interest rate for the revolving loan is either the greater of (a) the Base Rate plus 50 basis points or (b) LIBOR plus 250 basis points.  After the Conversion Date the interest rate for the term loan and the revolving loan is determined by reference to a matrix of rates keyed to the Company's funded debt to EBITDA (as defined in the credit agreement) ratio.

The amended and restated credit facility imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After the Conversion Date, the Company is required to maintain at all times a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, our annual net capital expenditures are limited to amounts ranging from $32 million in fiscal 2005 to $40 million in fiscal 2008 and fiscal years thereafter.

Industrial Revenue Bonds

In conjunction with the amendment and restatement of the Company's credit facility, effective December 30, 2004, the Company entered into a transaction with the City of Dodge City, Kansas, in order to provide the Company property tax savings.  Under the transaction, the City purchased the Company's Dodge City facility (the "facility") by issuing $102.3 million in bonds due in December 2014, and leased the facility to the Company for an identical term under a capital lease.  The City's bonds were purchased by the Company using proceeds of its term loan under the amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in the Company's consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides the Company with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payments in lieu of tax agreements, results in an annual savings of approximately 25% in property taxes.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

Capital spending through November 27, 2004 was approximately $5.2 million.  We expect to spend approximately $30 million in total on capital expenditures during fiscal year 2005, primarily for plant expansion, renewals and improvements.

We believe that available borrowings under our amended and restated credit facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.

The following is a reconciliation of EBITDA to net income for the specified periods (in thousands):

	13 weeks ended	13 weeks ended
	November 27, 2004	November 29, 2003

Net (loss) income	$(4,446)	$19,043
Interest income	(85)	(156)
Interest expense	6,694	6,244
Depreciation and amortization	6,028	6,657
Income taxes	538	349
EBITDA(1)	$8,729	$32,137

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

Operating Activities

           Net cash provided by operating activities in the thirteen weeks ended November 27, 2004 increased to $35.9 million compared to $2.5 million in the thirteen weeks ended November 29, 2003, primarily the result of a decrease in working capital requirements, offset by the decrease in net earnings in the current year period.

Investing Activities

           Net cash used in investing activities was $4.6 million in the thirteen weeks ended November 27, 2004 compared to $6.5 million in the thirteen weeks ended November 29, 2003.  This decrease in cash used was primarily attributable to $1.6 million less in expenditures for property, plant and equipment in the current year.

Financing Activities

           Net cash used in financing activities was $29.5 million in the thirteen weeks ended November 27, 2004 compared to net cash provided by financing activities of $1.7 million in the thirteen weeks ended November 29, 2003.  The change was attributed to a $33.8 million decrease in revolving credit borrowings and a $14.2 million reduction in the overdraft balance, offset by a $16.8 million decrease in cash distributions for member taxes.

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the City water and wastewater systems, NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period.  Payments under the commitment will be $0.8 million in fiscal year 2005, $1.2 million in fiscal year 2006, $1.4 million in fiscal year 2007, $1.4 million in fiscal year 2008, $1.4 million in fiscal year 2009, with the balance of $13.1 million to be paid in subsequent years.

<back to Table of Contents>

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

 The following table describes the number of futures positions and the fair value of those positions and related firm commitments at November 27, 2004 and August 28, 2004.  A position in live cattle consists of 40,000 pounds.  Firm commitments for purchase are for live cattle and firm commitments for sales are for boxed beef (dollars in thousands).

November 27, 2004	Positions expiring within 1 year	Fair Value
Live Cattle
Futures long	582	$475
Futures short	1,442	(1,437)
Firm Commitments Purchase		1,203
Firm Commitments Sale .		-

August 28, 2004
Live Cattle
Futures long	-	-
Futures short	55	$96
Firm Commitments Purchase		(96)
Firm Commitments Sale		-

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

Our exposure to interest rate risk has not materially changed since August 28, 2004.            <back to Table of Contents>

Item 4.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended November 27, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.             <back to Table of Contents>

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     For information regarding legal proceedings, see Note 4, "Contingencies" to our consolidated financial statements included in Part I- Item 1 of this Form 10-Q.     <back to Table of Contents>

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.             <back to Table of Contents>

Item 3. Defaults Upon Senior Securities

     None.             <back to Table of Contents>

Item 4. Submission of Matters to a Vote of Security Holders

     None.             <back to Table of Contents>

Item 5. Other Information

     None.             <back to Table of Contents>

Item 6. Exhibits

(A)	Exhibits

10.1

Waiver and Consent dated as of October 6, 2004 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4(d) to the Company's Annual Report on Form 10-K filed with the Commission on November 23, 2004).

10.2

Third Amendment dated as of November 19, 2004 to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4(e) to the Company's Annual Report on Form 10-K filed with the Commission on November 23, 2004).

10.3

Aircraft Lease dated as of December 9, 2004 by and among John R. Miller Enterprises, L.L.C. and National Beef Packing Company, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 9, 2004).

10.4

Fourth Amended and Restated Credit Agreement dated as of December 29, 2004 by and between National Beef Packing Company, LLC and certain agents,  lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.5(a)

Lease dated as of December 1, 2004 between City of Dodge City, Kansas and National Beef Packing Company, LLC securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.5(b)

Trust Indenture dated as of December 1, 2004 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

<back to Table of Contents>

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

Date: January 10, 2005

<back to Table of Contents>