Form 10-Q
period 2005-02-26
NATIONAL BEEF PACKING CO LLC
filed 2005-04-12
CIK 1273784

______________

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005
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

                There is no market for the Registrant's equity.  As of April 4, 2005, there were 121,849,626 Class A units and 18,810,045 Class B units outstanding.

______________

Unless the context indicates or otherwise requires, the terms "National Beef," "NBP," "Company," "we," "our," and "us" refer to National Beef Packing Company, LLC and its consolidated subsidiaries.  As used in this report, the term "U.S. Premium Beef" refers to U.S. Premium Beef, LLC, a Delaware limited liability company.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

 Consolidated Balance Sheets
(in thousands)

	February 26, 2005
	(unaudited)	August 28, 2004
Assets
Current assets:
Cash and cash equivalents	$48,308	$27,998
Accounts receivable, less allowance for returns and doubtful accounts of $5,767 and $5,614, respectively	153,530	177,614
Due from affiliates	2,141	2,873
Other receivables	3,617	3,288
Inventories	84,312	85,962
Other current assets	10,401	10,782
Total current assets	302,309	308,517

Property, plant and equipment, at cost	251,528	242,638
Less accumulated depreciation	31,589	20,633
Net property, plant, and equipment	219,939	222,005
Goodwill	78,858	78,858
Other intangibles, net of accumulated amortization of $2,528 and $1,722, respectively	29,233	30,039
Other assets	6,766	7,102
	$637,105	$646,521
Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$21	$9,453
Cattle purchases payable	53,734	49,569
Accounts payable - trade	37,327	39,207
Due to affiliates	398	416
Accrued compensation and benefits	13,798	17,555
Accrued insurance	15,754	13,903
Other accrued expenses and liabilities	9,978	6,860
Distributions payable	1,519	5,541
Total current liabilities	132,529	142,504
Long-term debt, excluding current installments	346,850	325,634
Other liabilities	4,890	5,237
Total liabilities	484,269	473,375
Minority interest	803	632
Capital subject to redemption	52,871	62,476
Members' capital:
Members' capital	99,124	110,025
Accumulated other comprehensive income	38	13
Total Members' capital	99,162	110,038
Commitments and contingencies	-	-
	$637,105	$646,521

See accompanying notes to consolidated financial statements.
2

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

 Consolidated Statements of Operations
(in thousands)

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$1,026,727	$932,036	$2,077,447	$1,990,342
Costs and expenses:
Cost of sales	1,014,598	912,563	2,048,787	1,931,433
Selling, general, and administrative	8,428	7,431	16,527	14,765
Depreciation and amortization	6,041	4,964	12,069	11,620
Total costs and expenses	1,029,067	924,958	2,077,383	1,957,818
Operating (loss) income	(2,340)	7,078	64	32,524
Other income (expense):
Interest income	82	163	166	319
Interest expense	(6,781)	(5,950)	(13,475)	(12,194)
Minority owners' interest in net income of Kansas City Steak, LLC	(157)	(190)	(211)	(198)
Equity in loss of aLF Ventures, LLC	(273)	(195)	(395)	(507)
Other, net	(2,992)	1,436	(2,519)	1,790
(Loss) income before taxes	(12,461)	2,342	(16,370)	21,734
Income tax expense	(559)	(549)	(1,097)	(898)
Net (loss) income	$(13,020)	$1,793	$(17,467)	$20,836

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

 Consolidated Statement of Cash Flows
(in thousands)

	26 weeks ended	26 weeks ended
	February 26, 2005	February 28, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(17,467)	$20,836
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,069	11,620
(Gain) loss on disposal of property, plant, and equipment	(25)	32
Minority interest	171	98
Write-off of debt issuance costs	3,181	-
Change in assets and liabilities:
Accounts receivable	24,084	12,691
Due from affiliates	732	(892)
Other receivables	(329)	603
Inventories	1,650	4,101
Other assets	(2,464)	(340)
Accounts payable	(1,625)	(1,332)
Due to affiliates	(18)	256
Accrued compensation and benefits	(3,757)	(12,808)
Accrued insurance	1,851	(2,972)
Accrued expenses and liabilities	2,771	(2,382)
Cattle purchases payable	(1,853)	(2,543)
Net cash provided by operating activities	$18,971	$26,968
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(9,969)	(15,151)
Proceeds from sale of property, plant, and equipment	797	519
Net cash used in investing activities	$(9,172)	$(14,632)
Cash flows from financing activities:
Net receipts under revolving credit lines	10,941	20,800
Repayments of term note payable	(2,344)	(3,125)
Borrowings of term note payable	3,594	-
Net repayments of other indebtedness	(407)	(409)
Change in overdraft balances	5,763	(4,207)
Member distributions	(7,061)	(33,158)
Net cash provided by/(used in) financing activities	$10,486	$(20,099)
Effect of exchange rate changes on cash	25	9
Net increase (decrease) in cash	20,310	(7,754)
Cash and cash equivalents at beginning of period	27,998	31,304
Cash and cash equivalents at end of period	$48,308	$23,550
Supplemental information:
Cash paid during the period for interest	$11,512	$11,143
Cash paid during the period for taxes, net of refunds	$19	$369

See accompanying notes to consolidated financial statements.
4

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1) Interim Financial Statements

 Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in NBP's Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 28, 2004.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.  Certain prior year amounts have been reclassified in order to conform to the current year presentation.

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

(2) Inventories

Inventories at February 26, 2005 and August 28, 2004 consisted of the following (in thousands):

	February 26, 2005	August 28, 2004
Dressed and boxed beef	$65,807	$67,801
Beef by-products	8,862	9,158
Supplies	9,643	9,003
Total inventory	$84,312	$85,962

 (3) Comprehensive (Loss) Income

Comprehensive (loss) income, which consists of net (loss) income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net (loss) income	$(13,020)	$1,793	$(17,467)	$20,836
Other comprehensive income:
Foreign currency translation adjustments	9	2	25	9
Comprehensive (loss) income	$(13,011)	$1,795	$(17,442)	$20,845

(4) Contingencies

On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also seek recovery against all defendants under a theory of unjust enrichment.  The plaintiffs claim damages against FNBPC in the amount of $2.39 million plus prejudgment interest, attorneys' fees and court costs.  The case was certified as a class-action matter in June of 2004.  It is now in discovery.  The Court has ordered the parties to be ready for trial on December 15, 2005, but no actual trial date has been set.  Management believes that FNBPC acted properly and lawfully in dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

NBP is also a party to a number of other lawsuits and claims arising out of the operation of our business. Management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

(5) Capital Subject to Redemption

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined pursuant to a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At February 26, 2005, the "Capital subject to redemption" was revalued by an independent appraisal process, and the value was determined to be $53.4 million, which was in excess of the carrying value.  Accordingly, the carrying value of the "Capital subject to redemption" increased by approximately $0.03 million through accretion during the thirteen weeks ended February 26, 2005, resulting in the $52.9 million carrying value, as reflected in the accompanying Consolidated Balance Sheet as of February 26, 2005.

(6)  Segments

The Company's operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker (CODM).  Segment profit is measured as operating income for NBP's two reporting segments, Core Beef and Other, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  In the fourth quarter of fiscal year 2004, the Company revised its method of transfer pricing between its two segments related to the price charged for transportation services.  The effect of restating this change for the thirteen weeks ended and twenty-six weeks ended February 28, 2004 was to increase operating income of the Core Beef segment and decrease operating income of the Other segment by approximately $1.1 million and $2.2 million, respectively.  Certain reclassifications have been made to the prior periods' reporting segment presentation to conform to the current presentation.

Core Beef-the majority of NBP's revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries.  Aggregation criteria were applied to determine the constituents of the Core Beef segment.

Other-the Other segment of NBP consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company, and Kansas City Steak Company, LLC, a portion control steak cutting operation.

Eliminations-this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Net sales
Core Beef	$1,029,800	$947,098	$2,083,337	$2,029,998
Other	48,254	40,323	93,932	79,890
Eliminations	(51,327)	(55,385)	(99,822)	(119,546)

Total	$1,026,727	$932,036	$2,077,447	$1,990,342

Operating (loss) income
Core Beef	(4,460)	5,889	(3,637)	31,396
Other	2,120	1,189	3,701	1,128

Total	(2,340)	7,078	64	32,524

Interest income	82	163	166	319
Interest expense	(6,781)	(5,950)	(13,475)	(12,194)
Other (loss) income	(3,265)	1,241	(2,914)	1,283
Minority interest	(157)	(190)	(211)	(198)

Total (loss) income before taxes	$(12,461)	$2,342	$(16,370)	$21,734

	February 26, 2005	February 28, 2004
Total assets
Core Beef	$707,335	$585,515
Other	33,105	25,470
Eliminations	(103,335)	(2,101)
Total	$637,105	$608,884

 (7)  United States BSE Outbreak

             The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals, which occurred in May 2003 following the discovery of bovine spongiform encephalopathy (BSE) in Alberta that same month, tightened the U.S. cattle supply.  The U.S. beef packing industry has operated at a price disadvantage during the ban on importation of Canadian livestock.   This continued closure of the U.S. border to Canadian livestock has resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.  Additionally, the opening of the U.S. border to Canadian produced boxed beef in September 2003 has negatively affected boxed beef prices.

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  In FYE 2004, NBP's total export sales were approximately 10% of total net sales.

During the second quarter of FYE 2004, NBP recorded charges to sales and cost of sales totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December 2003.

On December 29, 2004, the USDA announced it had established conditions under which it will allow imports into the U.S. of live cattle under 30 months of age and certain other commodities from regions with effective BSE prevention and detection measures.  Prior to being able to import to the U.S., each country must undergo a thorough risk assessment to be recognized as a "minimal-risk region."  Canada will be the first country recognized as a minimal-risk region and, as such, will be eligible to export to the U.S. live cattle under 30 months of age (subject to certain restrictions), as well as certain other animals and products.  The final rule was published in the January 4, 2005 Federal Register and was to become effective March 7, 2005 unless delayed by litigation, legislation or other reasons.

On January 2, 2005, the Canadian Food Inspection Agency confirmed that an older dairy cow from Alberta tested positive for BSE.  The infected animal was born in 1996, prior to the introduction of the 1997 feed ban.    On January 3, 2005, the USDA issued a statement expressing confidence in the animal and public health measures that Canada has in place, noting that the risk assessment conducted by the USDA as part of the rulemaking process to determine Canada's status as a minimal-risk region included consideration of the possibility that Canada could experience additional cases of BSE.

On March 2, 2005, the U.S. District Court in Billings, Montana granted a preliminary injunction to delay the implementation of USDA's minimal-risk regions rule, temporarily blocking the opening of the Canadian border to the importation of live cattle under 30 months of age into the U.S.  On March 17, 2005, the U.S. Department of Justice, on behalf of the USDA, filed a request with the U.S. Court of Appeals for the Ninth Circuit requesting that the court overturn the decision issued by the U.S. District Court in Montana, which would re-establish trade with Canada for beef products and live cattle under 30 months of age.  These actions introduce significant uncertainty regarding the future timing and nature of trade in live cattle and beef products between the U.S. and Canada.

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

(8)  Long-term Debt and Loan Agreements

Senior Credit Facilities

Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks.  The facility now consists of a $120.0 million term loan that matures in December 2014 and a $140.0 million revolving line of credit loan that matures in December 2009 that is subject to certain borrowing base limitations.  The amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.6 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million were recorded in Other, net in the Statement of Operations during the Company's second quarter of fiscal year 2005.

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

The Company's amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) the election of the Company (the Conversion Date).  At the election of the Company, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of February 26, 2005, the interest rate for the term loan was equal to LIBOR plus 275 basis points and the interest rate for the revolving loan was equal to LIBOR plus 250 basis points.  After the Conversion Date the interest rate for the term loan and revolving loan is determined by reference to a matrix of rates keyed to the Company's funded debt to EBITDA ratio.

The amended and restated credit facility also imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After the Conversion Date, the Company will be subject to covenants imposing a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, NBP's annual net capital expenditures are limited to amounts ranging from $32 million in fiscal 2005 to $40 million in fiscal 2008 and fiscal years thereafter.  As defined in the amended credit facility, EBITDA contains specified adjustments.  On February 26, 2005, the Company was in compliance with all financial covenants.

 Industrial Revenue Bonds

In conjunction with the amendment and restatement of the Company's credit facility, effective December 30, 2004, the Company entered into a transaction with the City of Dodge City, Kansas, in order to provide the Company property tax savings.  Under the transaction, the City purchased the Company's Dodge City facility (the "facility") by issuing $102.3 million in bonds due in December 2014, and leased the facility to the Company for an identical term under a capital lease.  The City's bonds were purchased by the Company using proceeds of its term loan under the amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in the Company's consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides the Company with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the City water and wastewater systems, NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period.  Payments under the commitment will be $0.8 million in fiscal year 2005, $1.2 million in fiscal year 2006, $1.4 million in fiscal year 2007, $1.4 million in fiscal year 2008 and $1.4 million in fiscal year 2009, with the balance of $13.1 million to be paid in subsequent years.

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

Industry Outlook

Recent legal developments have increased the uncertainty of the timing of the border opening for importation of live cattle to the U.S. from Canada.  Also, while there is a framework of an agreement for the resumption of trade with Japan, it appears trade will not resume for some time.  Currently live weights of cattle being slaughtered are considerably higher than last year, implying supplies of cattle in the near term will be larger; however, until international market access is restored and live cattle are permitted from Canada, margins in the Core Beef segment can be expected to be negatively impacted.

Recent Developments

Effective December 30, 2004, our amended credit facility was amended and restated to reflect changes in loan amounts, interest rates and financial covenants.  In conjunction with the amendment and restatement of our credit facility, the City of Dodge City, Kansas issued $102.3 million of industrial revenue bonds at the same time that effectively results in annual savings of approximately 25% in property taxes on the Dodge City facility.  These transactions are more fully described in "Liquidity and Capital Resources" below.

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals, which occurred in May 2003 following the discovery of bovine spongiform encephalopathy (BSE) in Alberta that same month, tightened the U.S. cattle supply.  The U.S. beef packing industry has operated at a price disadvantage during the ban on importation of Canadian livestock.   This continued closure of the U.S. border to Canadian livestock has resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.  Additionally, the opening of the U.S. border to Canadian produced boxed beef in September 2003 has negatively affected boxed beef prices.

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  In FYE 2004, NBP's total export sales were approximately 10% of total net sales.

During the second quarter of FYE 2004, NBP recorded charges to sales and cost of sales totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December 2003.

On December 29, 2004, the USDA announced it had established conditions under which it will allow imports into the U.S. of live cattle under 30 months of age and certain other commodities from regions with effective BSE prevention and detection measures.  Prior to being able to import to the U.S., each country must undergo a thorough risk assessment to be recognized as a "minimal-risk region."  Canada will be the first country recognized as a minimal-risk region and, as such, will be eligible to export to the U.S. live cattle under 30 months of age (subject to certain restrictions), as well as certain other animals and products.  The final rule was published in the January 4, 2005 Federal Register and was to become effective March 7, 2005 unless delayed by litigation, legislation or other reasons.

On January 2, 2005, the Canadian Food Inspection Agency confirmed that an older dairy cow from Alberta tested positive for BSE.  The infected animal was born in 1996, prior to the introduction of the 1997 feed ban.  On January 3, 2005, the USDA issued a statement expressing confidence in the animal and public health measures that Canada has in place, noting that the risk assessment conducted by the USDA as part of the rulemaking process to determine Canada's status as a minimal-risk region included consideration of the possibility that Canada could experience additional cases of BSE.

On March 2, 2005, the U.S. District Court in Billings, Montana granted a preliminary injunction to delay the implementation of USDA's minimal-risk regions rule, temporarily blocking the opening of the Canadian border to the importation of live cattle under 30 months of age into the U.S.  On March 17, 2005, the U.S. Department of Justice, on behalf of the USDA, filed a request with the U.S. Court of Appeals for the Ninth Circuit requesting that the court overturn the decision issued by the U.S. District Court in Montana, which would re-establish trade with Canada for beef products and live cattle under 30 months of age.  These actions introduce significant uncertainty regarding the future timing and nature of trade in live cattle and beef products between the U.S. and Canada.

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

Results of Operations

Thirteen weeks ended February 26, 2005 compared to thirteen weeks ended February 28, 2004

General.  Net loss for the thirteen weeks ended February 26, 2005 was $13.0 million compared to net income of $1.8 million for the thirteen weeks ended February 28, 2004, a decrease of $14.8 million.  Sales were higher in the thirteen weeks ended February 26, 2005 than those of the prior year period due to an increase in the number of cattle processed of approximately 5.5%. The loss of export markets due to BSE, the smaller supplies of cattle as a result of the continued closure of the Canadian border to live cattle imports and the on-going importation of boxed beef products to the U.S. from Canada continues to pressure beef margins.

Total costs and expenses as a percent of sales were 100.2% for the thirteen weeks ended February 26, 2005 compared to 99.2% for the thirteen weeks ended February 28, 2004.  Costs were higher due to a 5.5% increase in the number of cattle processed from 2004, combined with higher live cattle prices and higher average live weights.  Operating income decreased $9.4 million due to live cattle costs rising at a higher rate than boxed beef and beef product prices, and to a continuing unfavorable pricing environment for products traditionally marketed outside the U.S.

Net Sales.  Net sales were $1,026.7 million for the thirteen weeks ended February 26, 2005 compared to $932.0 million for the thirteen weeks ended February 28, 2004, an increase of $94.7 million or 10.2%.  The increase resulted primarily from an increase in boxed beef and beef product prices of approximately 3.1% combined with an approximate 5.5% increase in the number of cattle processed in 2005.  Boxed beef and beef product prices continued to be pressured by the loss of key export markets closed to U.S. beef products due to BSE, as well as the continued importation of boxed beef products to the U.S. from Canada.

                Cost of Sales.  Cost of sales was $1,014.6 million for the thirteen weeks ended February 26, 2005 compared to $912.6 million for the thirteen weeks ended February 28, 2004, an increase of $102.0 million or 11.2%.  The increase resulted primarily from an increase in the number of cattle processed from 2004 of 5.5%, combined with higher average live weights and higher live cattle prices.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $8.4 million for the thirteen weeks ended February 26, 2005 compared to $7.4 million for the thirteen weeks ended February 28, 2004, an increase of $1.0 million or 13.5%.  The current year reflects an increase in consulting and contract services of approximately $0.4 million (which includes services required for public reporting), an increase in payroll and related expenses of $0.3 million and an increase in professional services of approximately $0.2 million due to additional services required for public reporting.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $6.0 million for the thirteen weeks ended February 26, 2005 compared to $5.0 million for the thirteen weeks ended February 28, 2004, an increase of $1.0 million or 20.0%.  Depreciation expense was reduced by approximately $0.9 million in the thirteen weeks ended February 28, 2004 as a result of a catch-up adjustment for estimates that had been utilized in the calculations of depreciation expense prior to the thirteen weeks ended February 28, 2004 in connection with the step-up in values of property, plant and equipment relative to assets acquired when U.S. Premium Beef acquired a controlling interest in Farmland National Beef Packing Company, L.P. on August 6, 2003 and formed National Beef Packing Company, LLC.

Operating Loss/Income.  Operating loss was $2.3 million for the thirteen weeks ended February 26, 2005 compared to operating income of $7.1 million for the thirteen weeks ended February 28, 2004, a decrease of $9.4 million.  The decrease resulted from higher live cattle prices, which was partially offset by higher boxed beef and beef product prices.  The continued closure of the U.S. border to Canadian livestock and the corresponding reduction in the number of live cattle available for processing, along with the loss of key export markets and the continued importation of boxed beef products to the U.S. from Canada, has resulted in compressed margins in the U.S. beef packing industry.  Operating (loss) income, as a percentage of net sales, was (0.2%) for the thirteen weeks ended February 26, 2005 and 0.8% for the thirteen weeks ended February 28, 2004.

                Interest Expense.  Interest expense was $6.8 million for the thirteen weeks ended February 26, 2005 compared to $6.0 million for the thirteen weeks ended February 28, 2004, an increase of $0.8 million or 13.3%.  The increase was due primarily to higher interest rates in the thirteen weeks ended February 26, 2005 as compared to the same period in fiscal 2004.

                Other, net.  Other, net non-operating expense was $3.0 million for the thirteen weeks ended February 26, 2005 compared to non-operating income of $1.4 million for the thirteen weeks ended February 28, 2004, a decrease of $4.4 million.  The thirteen weeks ended February 26, 2005 included $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating our existing senior credit facility, and the same period in fiscal 2004 included a $1.2 million gain received through the demutualization of a company which held annuities for NBP employees.

                Income Tax Expense.  Income tax expense of $0.6 million for the thirteen weeks ended February 26, 2005 compared to $0.5 million for the thirteen weeks ended February 28, 2004, an increase of $0.1 million or 20%.  The increase was primarily due to higher income for the period for National Carriers, Inc. and the associated income tax expense on income from that entity, which is organized as a C Corporation.

Twenty-six weeks ended February 26, 2005 compared to twenty-six weeks ended February 28, 2004

General.  Net loss for the twenty-six weeks ended February 26, 2005 was $17.5 million compared to net income of $20.8 million for the twenty-six weeks ended February 28, 2004, a decrease of $38.3 million.  Sales were higher in the twenty-six weeks ended February 26, 2005 than those of the prior year period due to an increase in the number of cattle processed of approximately 5.7% combined with higher average weights. The loss of export markets due to BSE, the smaller supplies of cattle as a result of the continued closure of the Canadian border to live cattle imports and the on-going importation of boxed beef products to the U.S. from Canada continues to pressure beef margins.

Total costs and expenses as a percent of sales were 100.0% for the twenty-six weeks ended February 26, 2005 compared to 98.4% for the twenty-six weeks ended February 28, 2004.  Costs were higher due to a 5.7 % increase in the number of cattle processed from 2004, combined with higher average weights, partially offset by lower average live cattle prices.  Operating income decreased $32.5 million due to live cattle costs rising at a higher rate than boxed beef and beef product prices, and to a continuing unfavorable pricing environment for products traditionally marketed outside the U.S.

Net Sales.  Net sales were $2,077.4 million for the twenty-six weeks ended February 26, 2005 compared to $1,990.3 million for the twenty-six weeks ended February 28, 2004, an increase of $87.1 million or 4.4%.  The increase resulted primarily from an increase in the number of cattle processed from 2004 at higher average weights, partially offset by a decrease in boxed beef and beef product prices of approximately 2.9%.  Boxed beef and beef product prices continued to be pressured by the loss of key export markets closed to U.S. beef products due to BSE as well as the continued flow of boxed beef products from Canada to the U.S.

                Cost of Sales.  Cost of sales was $2,048.8 million for the twenty-six weeks ended February 26, 2005 compared to $1,931.4 million for the twenty-six weeks ended February 28, 2004, an increase of $117.4 million or 6.1%.  The increase resulted primarily from an increase in the number of cattle processed from 2004 of 5.7%, combined with higher average live weights, partially offset by lower average live cattle prices.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $16.5 million for the twenty-six weeks ended February 26, 2005 compared to $14.8 million for the twenty-six weeks ended February 28, 2004, an increase of $1.7 million or 11.5%.  The current year reflects an increase of approximately $0.6 million in payroll and related expenses, an increase of approximately $0.6 million in professional services (partially due to additional services required for public reporting) and an expense for state franchise taxes of approximately $0.3 million.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $12.1 million for the twenty-six weeks ended February 26, 2005 compared to $11.6 million for the twenty-six weeks ended February 28, 2004, an increase of $0.5 million or 4.3%.  The increase is attributable to assets being placed into service at our processing plants at the end of fiscal year 2004.

Operating Income.  Operating income was approximately breakeven for the twenty-six weeks ended February 26, 2005 compared to $32.5 million for the twenty-six weeks ended February 28, 2004, a decrease of $32.5 million.  The decrease resulted from the lower boxed beef and beef product prices due in part to the loss of key export markets closed to U.S. beef products due to BSE.  The continued closure of the U.S. border to Canadian livestock and the corresponding reduction in the number of live cattle available for processing, along with the loss of key export markets and continued flow of boxed beef products from Canada to the U.S has resulted in compressed margins in the U.S. beef packing industry.  Operating income, as a percentage of net sales, was 0.0% for the twenty-six weeks ended February 26, 2005 and 1.6% for the twenty-six weeks ended February 28, 2004.

                Interest Expense.  Interest expense was $13.5 million for the twenty-six weeks ended February 26, 2005 compared to $12.2 million for the twenty-six weeks ended February 28, 2004, an increase of $1.3 million or 10.7%.  The increase was due primarily to higher interest rates in the twenty-six weeks ended February 26, 2005 as compared to the same period in fiscal 2004.

Other, net.  Other, net non-operating expense was $2.5 million for the twenty-six weeks ended February 26, 2005 compared to non-operating income of $1.8 million for the twenty-six weeks ended February 28, 2004, a decrease of $4.3 million.  The twenty-six weeks ended February 26, 2005 included $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating our existing senior credit facility, and the same period in fiscal 2004 included a $1.2 million gain received through the demutualization of a company which held annuities for NBP employees.

                Income Tax Expense.  Income tax expense of $1.1 million for the twenty-six weeks ended February 26, 2005 compared to $0.9 million for the twenty-six weeks ended February 28, 2004, an increase of $0.2 million or 22.2%.  The increase was primarily due to higher income for the period for National Carriers, Inc. and the associated income tax expense on income from that entity, which is organized as a C Corporation.

 Segment Results

The Company's operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker (CODM).  Segment profit is measured as operating income for NBP's two reporting segments, Core Beef and Other, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  In the fourth quarter of fiscal year 2004, the Company revised its method of transfer pricing between its two segments related to the price charged for transportation services.  The effect of restating this change for the thirteen weeks ended and the twenty-six weeks ended February 28, 2004 was to increase operating income of the Core Beef segment and decrease operating income of the Other segment by approximately $1.1 million and $2.2 million, respectively.  Certain reclassifications have been made to the prior periods' reporting segment presentation to conform to the current presentation.

Core Beef-the majority of NBP's revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries.  Aggregation criteria were applied to determine the constituents of the Core Beef segment.

Other-the Other segment of NBP consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company, and Kansas City Steak Company, LLC, a portion control steak cutting operation.

Eliminations-this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Net sales
Core Beef	$1,029,800	$947,098	$2,083,337	$2,029,998
Other	48,254	40,323	93,932	79,890
Eliminations	(51,327)	(55,385)	(99,822)	(119,546)

Total	$1,026,727	$932,036	$2,077,447	$1,990,342

Operating (loss) income
Core Beef	(4,460)	5,889	(3,637)	31,396
Other	2,120	1,189	3,701	1,128

Total	(2,340)	7,078	64	32,524

Interest income	82	163	166	319
Interest expense	(6,781)	(5,950)	(13,475)	(12,194)
Other (loss) income	(3,265)	1,241	(2,914)	1,283
Minority interest	(157)	(190)	(211)	(198)

Total (loss) income before taxes	$(12,461)	$2,342	$(16,370)	$21,734

	February 26, 2005	February 28, 2004
Total assets
Core Beef	$707,335	$585,515
Other	33,105	25,470
Eliminations	(103,335)	(2,101)
Total	$637,105	$608,884

Thirteen weeks ended February 26, 2005 compared to thirteen weeks ended February 28, 2004

Core Beef

Net Sales.  Net sales for Core Beef were $1,029.8 million for the thirteen weeks ended February 26, 2005 compared to $947.1 million for the thirteen weeks ended February 28, 2004, an increase of $82.7 million or 8.7%.  The increase resulted primarily from an increase in the number of cattle processed in the current year of approximately 5.5% and an increase in boxed beef and beef product prices of approximately 3.1%.  Boxed beef and beef product prices continued to be pressured by the loss of key export markets closed to U.S. beef products due to BSE and the continued importation of boxed beef products from Canada to the U.S.

Operating Loss/Income.  Operating loss for Core Beef was $4.5 million for the thirteen weeks ended February 26, 2005 compared to operating income of $5.9 million for the thirteen weeks ended February 28, 2004, a decrease of $10.4 million.  The decrease was primarily due to lower domestic cattle supplies and restrictions on imports of Canadian cattle resulting in higher live cattle costs and lower plant utilization levels.  The continued closure of the U.S. border to Canadian livestock and the corresponding reduction in the number of live cattle available for processing, along with the loss of key export markets, has resulted in compressed margins in the U.S. beef packing industry.

Other

Net Sales.  Net sales for Other were $48.3 million for the thirteen weeks ended February 26, 2005 compared to $40.3 million for the thirteen weeks ended February 28, 2004, an increase of $8.0 million or 19.9%.  The increase was primarily due to market conditions in the transportation industry where freight capacity has been exceeding truck availability, allowing rate increases in our transportation operations, as well as improved sales in our portion control facility.

Operating Income.  Operating income for Other was $2.1 million for the thirteen weeks ended February 26, 2005 compared to $1.2 million for the thirteen weeks ended February 28, 2004, an increase of $0.9 million or 75.0%.  The increase was due primarily to the rate increases and improved operating efficiencies in our transportation operations.

Twenty-six weeks ended February 26, 2005 compared to twenty-six weeks ended February 28, 2004

Core Beef

Net Sales.  Net sales for Core Beef were $2,083.3 million for the twenty-six weeks ended February 26, 2005 compared to $2,030.0 million for the twenty-six weeks ended February 28, 2004, an increase of $53.3 million or 2.6%.  The increase resulted primarily from an increase of approximately 5.7% in the number of cattle processed from 2004 at higher average weights, partially offset by a decrease in boxed beef and beef product prices of approximately 2.9%.  Boxed beef and beef product prices continued to be pressured by the loss of key export markets closed to U.S. beef products due to BSE and the continued importation of boxed beef products from Canada to the U.S.

OperatingLoss/ Income.  Operating loss for Core Beef was $3.6 million for the twenty-six weeks ended February 26, 2005 compared to operating income of $31.4 million for the twenty-six weeks ended February 28, 2004, a decrease of $35.0 million.  The decrease resulted from the lower boxed beef and beef product prices due in part to the loss of key export markets closed to U.S. beef products due to BSE.  The continued closure of the U.S. border to Canadian livestock and the corresponding reduction in the number of live cattle available for processing, along with the loss of key export markets, has resulted in lower plant utilizations and compressed margins in the U.S. beef packing industry.

Other

                Net Sales.  Net sales for Other were $93.9 million for the twenty-six weeks ended February 26, 2005 compared to $79.9 million for the twenty-six weeks ended February 28, 2004, an increase of $14.0 million or 17.5%.  The increase was primarily due to market conditions in the transportation industry where freight capacity has been exceeding truck availability, allowing rate increases in our transportation operations, as well as improved sales in our portion control facility.

                Operating income.  Operating income for Other was $3.7 million for the twenty-six weeks ended February 26, 2005 compared to $1.1 million for the twenty-six weeks ended February 28, 2004, an increase of $2.6 million.  The increase was due primarily to the rate increases and improved operating efficiencies in our transportation operations.

Liquidity and Capital Resources

As of February 26, 2005, we had net working capital of $169.8 million, which included $1.5 million in distributions payable, and cash and cash equivalents of $48.3 million. At August 28, 2004, we had net working capital of $166.0 million, which included $5.5 million in distributions payable, and cash and cash equivalents of $28.0 million. Our primary sources of liquidity are cash flows from operations and available borrowings under our amended credit facility.

As of February 26, 2005, we had $346.8 million of long-term debt, of which $0.02 million was classified as a current liability. As of February 26, 2005, there were outstanding borrowings of $53.0 million, outstanding letters of credit of $41.6 million and available borrowings of $45.4 million under our $140.0 million amended and restated credit facility. Cash flow from operations and borrowings under our amended credit facility have funded our working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under the amended and restated credit facility as of February 26, 2005.

In addition to outstanding borrowings under our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $13.8 million, senior notes of $160.0 million, term loans of $120.0 million and capital leases and other obligations of $0.02 million as of February 26, 2005.

Amended Senior Credit Facility

Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks. The facility now consists of a $120.0 million term loan that matures in December 2014 and a $140.0 million revolving line of credit loan that matures in December 2009 that is subject to certain borrowing base limitations.  The amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.6 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million were recorded in Other, net in the Statement of Operations during the Company's second quarter of fiscal year 2005.

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

The Company's amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) the election of the Company (the Conversion Date).  At the election of the Company, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of February 26, 2005, the interest rate for the term loan was equal to LIBOR plus 275 basis points and the interest rate for the revolving loan was equal to LIBOR plus 250 basis points.  After the Conversion Date the interest rate for the term loan and the revolving loan is determined by reference to a matrix of rates keyed to the Company's funded debt to EBITDA (as defined in the credit agreement) ratio.

The amended and restated credit facility also imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After the Conversion Date, the Company will be subject to covenants imposing a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, our annual net capital expenditures are limited to amounts ranging from $32 million in fiscal 2005 to $40 million in fiscal 2008 and fiscal years thereafter.  As defined in the amended credit facility, EBITDA contains specified adjustments.  On February 26, 2005, the Company was in compliance with all financial covenants.

Industrial Revenue Bonds

In conjunction with the amendment and restatement of the Company's credit facility, effective December 30, 2004, the Company entered into a transaction with the City of Dodge City, Kansas, in order to provide the Company property tax savings.  Under the transaction, the City purchased the Company's Dodge City facility (the facility) by issuing $102.3 million in bonds due in December 2014, and leased the facility to the Company for an identical term under a capital lease.  The City's bonds were purchased by the Company using proceeds of its term loan under the amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in the Company's consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides the Company with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

Capital spending through February 26, 2005 was approximately $10.0 million.  We expect to spend somewhat less than $30 million in total on capital expenditures during fiscal year 2005, primarily for plant expansion, renewals and improvements.

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

The following is a reconciliation of EBITDA to net income for the specified periods (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Net (loss) income	$(13,020)	$1,793	$(17,467)	$20,836
Interest income	(82)	(163)	(166)	(319)
Interest expense	6,781	5,950	13,475	12,194
Depreciation and amortization	6,041	4,964	12,069	11,620
Income taxes	559	549	1,097	898
EBITDA(1)	$279	$13,093	$9,008	$45,229

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

 Operating Activities

                Net cash provided by operating activities in the twenty-six weeks ended February 26, 2005 was $19.0 million compared to $27.0 million in the twenty-six weeks ended February 28, 2004, primarily the result of a decrease in net earnings in the current year period, offset by a decrease in working capital requirements.

Investing Activities

                Net cash used in investing activities was $9.2 million in the twenty-six weeks ended February 26, 2005 compared to $14.6 million in the twenty-six weeks ended February 28, 2004.  This decrease in cash used was primarily attributable to $5.2 million less in expenditures for property, plant and equipment in the current year.

Financing Activities

                Net cash provided by financing activities was $10.5 million in the twenty-six weeks ended February 26, 2005 compared to net cash used in financing activities of $20.1 million in the twenty-six weeks ended February 28, 2004.  The change was primarily attributed to a $10 million increase in the overdraft balance and a $26.1 million decrease in cash distributions for member taxes, offset by a $9.9 million decrease in revolving credit borrowings.

Utilities Commitment

Effective December 30, 2004, NBP finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the City water and wastewater systems, NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period.  Payments under the commitment will be $0.8 million in fiscal year 2005, $1.2 million in fiscal year 2006, $1.4 million in fiscal year 2007, $1.4 million in fiscal year 2008 and $1.4 million in fiscal year 2009, with the balance of $13.1 million to be paid in subsequent years.

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

The following table describes the number of futures positions and the fair value of those positions and related firm commitments at February 26, 2005 and August 28, 2004.  A position in live cattle consists of 40,000 pounds.  Firm commitments for purchase are for live cattle and firm commitments for sales are for boxed beef (dollars in thousands).

	Positions expiring
February 26, 2005	within 1 year	Fair Value

Live Cattle
Futures long . . . . . . . . . . . . . . . . . . . . . . .		$-
Futures short . . . . . . . . . . . . . . . . . . . . . .	825	460
Firm Commitments Purchase . . . . . . . . . .		(455)
Firm Commitments Sale . . . . . . . . . . . . . .		-

August 28, 2004
Live Cattle
Futures long . . . . . . . . . . . . . . . . . . . . . . .		-
Futures short . . . . . . . . . . . . . . . . . . . . . .	55	$96
Firm Commitments Purchase . . . . . . . . .		(96)
Firm Commitments Sale . . . . . . . . . . . . . .		-

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

Item 4.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended February 26, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     For information regarding legal proceedings, see Note 4, "Contingencies" to our consolidated financial statements included in Part I- Item 1 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

(A)     Exhibits

10.1

Aircraft Lease dated as of December 9, 2004 by and among John R. Miller Enterprises, L.L.C. and National Beef Packing Company, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 9, 2004).

10.2

Fourth Amended and Restated Credit Agreement dated as of December 29, 2004 by and between National Beef Packing Company, LLC and certain agents,  lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.3(a)

Lease dated as of December 1, 2004 between City of Dodge City, Kansas and National Beef Packing Company, LLC securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.3(b)

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
23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Beef Packing Company, LLC

By:	/s/ John R. Miller
John R. Miller Chief Executive Officer and Manager (Principal Executive Officer)

By:	/s/ Jay D. Nielsen
Jay D. Nielsen Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 12, 2005

