Form 10-Q
period 2005-05-28
NATIONAL BEEF PACKING CO LLC
filed 2005-07-11
CIK 1273784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                          (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2005
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

                There is no market for the Registrant's equity.  As of July 6, 2005, there were 121,849,626 Class A units and 18,810,045 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms "National Beef," "NBP," "Company," "we," "our," and "us" refer to National Beef Packing Company, LLC and its consolidated subsidiaries.  As used in this report, the term "U.S. Premium Beef" refers to U.S. Premium Beef, LLC, a Delaware limited liability company.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

 Consolidated Balance Sheets
(in thousands)

	May 28, 2005
	(unaudited)	August 28, 2004
Assets
Current assets:
Cash and cash equivalents	$26,773	$27,998
Accounts receivable, less allowance for returns and doubtful accounts of $6,393 and $5,614, respectively	177,439	177,614
Due from affiliates	2,695	2,873
Other receivables	3,197	3,288
Inventories	96,769	85,962
Other current assets	8,810	10,782
Total current assets	315,683	308,517

Property, plant and equipment, at cost	254,859	242,638
Less accumulated depreciation	37,041	20,633
Net property, plant, and equipment	217,818	222,005
Goodwill	78,858	78,858
Other intangibles, net of accumulated amortization of $2,931 and $1,722, respectively	28,830	30,039
Other assets	6,158	7,102
	$647,347	$646,521
Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$-	$9,453
Cattle purchases payable	56,897	49,569
Accounts payable - trade	39,109	39,207
Due to affiliates	456	416
Accrued compensation and benefits	16,034	17,555
Accrued insurance	14,569	13,903
Other accrued expenses and liabilities	14,803	6,860
Distributions payable	1,519	5,541
Total current liabilities	143,387	142,504
Long-term debt, excluding current installments	326,115	325,634
Other liabilities	4,873	5,237
Total liabilities	474,375	473,375
Minority interest	749	632
Capital subject to redemption	62,326	62,476
Members' capital:
Members' capital	109,855	110,025
Accumulated other comprehensive income	42	13
Total Members' capital	109,897	110,038
Commitments and contingencies	-	-
	$647,347	$646,521

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$1,126,574	$1,018,740	$3,204,021	$3,009,082
Costs and expenses:
Cost of sales	1,082,875	987,084	3,131,662	2,918,517
Selling, general, and administrative	8,160	8,344	23,985	22,541
Depreciation and amortization	6,132	5,090	18,201	16,710
Total costs and expenses	1,097,167	1,000,518	3,173,848	2,957,768
Operating income	29,407	18,222	30,173	51,314
Other income (expense):
Interest income	112	119	279	438
Interest expense	(7,241)	(6,533)	(21,418)	(19,295)
Minority owners' interest in net loss
(income) of Kansas City Steak, LLC	55	(12)	(156)	(210)
Equity in loss of aLF Ventures, LLC	(128)	(149)	(523)	(655)
Other, net	342	188	(2,177)	1,977
Income before taxes	22,547	11,835	6,178	33,569
Income tax expense	(843)	(641)	(1,941)	(1,539)
Net income	$21,704	$11,194	$4,237	$32,030

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statement of Cash Flows
(in thousands)

	39 weeks ended	39 weeks ended
	May 28, 2005	May 29, 2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$4,237	$32,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,201	16,710
(Gain) loss on disposal of property, plant, and equipment	(167)	123
Minority interest	117	110
Write-off of debt issuance costs	3,181	-
Change in assets and liabilities:
Accounts receivable	175	(3,976)
Due from affiliates	178	(1,072)
Other receivables	91	952
Inventories	(10,807)	(9,222)
Other assets	(265)	2,421
Accounts payable	153	(1,719)
Due to affiliates	40	(27)
Accrued compensation and benefits	(1,521)	(10,416)
Accrued insurance	666	(2,956)
Accrued expenses and liabilities	7,579	2,134
Cattle purchases payable	2,857	115
Net cash provided by operating activities	$24,715	$25,207
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(13,950)	(23,835)
Proceeds from sale of property, plant, and equipment	1,312	1,207
Net cash used in investing activities	$(12,638)	$(22,628)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	(9,794)	30,299
Repayments of term note payable	(2,344)	(4,687)
Borrowings of term note payable	3,594	-
Net repayments of other indebtedness	(428)	(455)
Change in overdraft balances	4,220	(474)
Member distributions	(8,579)	(34,828)
Net cash used in financing activities	$(13,331)	$(10,145)
Effect of exchange rate changes on cash	29	13
Net decrease in cash	(1,225)	(7,553)
Cash and cash equivalents at beginning of period	27,998	31,304
Cash and cash equivalents at end of period	$26,773	$23,751
Supplemental information:
Cash paid during the period for interest	$13,685	$12,616
Cash paid during the period for taxes, net of refunds	$29	$598

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

(2) Inventories

Inventories at May 28, 2005 and August 28, 2004 consisted of the following (in thousands):

	May 28, 2005	August 28, 2004
Dressed and boxed beef	$76,396	$67,801
Beef by-products	10,315	9,158
Supplies	10,058	9,003
Total inventory	$96,769	$85,962

 (3) Comprehensive Income

Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net income	$21,704	$11,194	$4,237	$32,030
Other comprehensive income:
Foreign currency translation adjustments	4	4	29	13
Comprehensive income	$21,708	$11,198	$4,266	$32,043

 (4) Contingencies

Schumacher v. Tyson Foods, et al.  On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also seek recovery against all defendants under a theory of unjust enrichment.  The case was certified as a class-action matter in June of 2004. The plaintiffs claim damages against FNBPC in the amount of $2.39 million plus prejudgment interest, attorneys' fees and court costs.  The claim will be reduced in an unknown amount by the number of class members who have opted out of the class.  Opt outs were due on June 13, 2005, but the number of opt outs will not be known to the Company until plaintiffs file a report.  The case is now in discovery.  The Court has ordered the parties to be ready for trial on December 15, 2005, but no actual trial date has been set.  Management believes that FNBPC acted properly and lawfully in dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

NBP is also a party to a number of other lawsuits and claims arising out of the operation of our business. Management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

(5) Capital Subject to Redemption

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined pursuant to a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At May 28, 2005, the "Capital subject to redemption" was revalued by an independent appraisal process, and the value was determined to be $62.3 million, which closely approximated its carrying value.  Accordingly, the carrying value of the "Capital subject to redemption" increased by a negligible amount through accretion during the thirteen weeks ended May 28, 2005, resulting in the $62.3 million carrying value, as reflected in the accompanying Consolidated Balance Sheet as of May 28, 2005.

(6)  Segments

The Company's operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker (CODM).  Segment profit is measured as operating income for NBP's two reporting segments, Core Beef and Other, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  In the fourth quarter of fiscal year 2004, the Company revised its method of transfer pricing between its two segments related to the price charged for transportation services.  The effect of restating this change for the thirteen weeks ended and thirty-nine weeks ended May 29, 2004 was to increase operating income of the Core Beef segment and decrease operating income of the Other segment by approximately $1.1 million and $3.3 million, respectively.  Certain reclassifications have been made to the prior periods' reporting segment presentation to conform to the current presentation.

Core Beef—the majority of NBP's revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries.  Aggregation criteria were applied to determine the constituents of the Core Beef segment.

Other—the Other segment of NBP consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company, and Kansas City Steak Company, LLC, a portion control steak cutting operation.

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004

Net sales
Core Beef	$1,129,896	$1,032,582	$3,213,232	$3,062,580
Other	48,249	40,565	142,181	120,455
Eliminations	(51,571)	(54,407)	(151,392)	(173,953)

Total	$1,126,574	$1,018,740	$3,204,021	$3,009,082

Operating income
Core Beef	$27,455	$17,608	$24,519	$49,572
Other	1,952	614	5,654	1,742

Total	$29,407	$18,222	$30,173	$51,314

Interest income	$112	$119	$279	$438
Interest expense	(7,241)	(6,533)	(21,418)	(19,295)
Other income (loss)	214	39	(2,700)	1,322
Minority interest
loss (income)	55	(12)	(156)	(210)

Total income before taxes	$22,547	$11,835	$6,178	$33,569

	May 28, 2005	May 29, 2004
Total assets
Core Beef	$611,980	$613,810
Other	35,844	27,086
Eliminations	(477)	(1,936)
Total	$647,347	$638,960

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

On March 2, 2005, the U.S. District Court in Billings, Montana granted a preliminary injunction to delay the implementation of USDA's minimal-risk regions rule, temporarily blocking the opening of the Canadian border to the importation of live cattle under 30 months of age into the U.S.  On March 17, 2005, the U.S. Department of Justice, on behalf of the USDA, filed a request with the U.S. Court of Appeals for the Ninth Circuit requesting that the court overturn the decision issued by the U.S. District Court in Montana, which would re-establish trade with Canada for beef products and live cattle under 30 months of age.  The National Meat Association along with the Canadian Cattlemen's Association and the Alberta Beef Producers, who were all denied leave to intervene in the trial court have also appealed seeking to overturn the preliminary injunction.  Arguments on all these appeals will be held on July 13, 2005.  It is unknown when the Court of Appeals will issue its decision.  Trial on the merits of the case is scheduled to commence on July 27, 2005.  It is unknown when the trial court will make a decision. These actions introduce significant uncertainty regarding the future timing and nature of trade in live cattle and beef products between the U.S. and Canada.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  Since the USDA enhanced surveillance program for BSE began in 2004, more than 375,000 cattle have been tested for BSE using a rapid test.  Three of these animals tested inconclusive and were subsequently subjected to immunohistchemistry, or IHC, testing.  The IHC is an internationally recognized confirmatory test for BSE.  All three inconclusive samples tested negative using IHC.  The three samples were then tested by a second internationally recognized confirmatory test, referred to as the Western Blot test.  Of the three samples, two were negative but the third came back reactive.  Because of the conflicting results, the samples from the animal that tested reactive were sent to Weybridge, England for further testing and the results of that testing were confirmed on June 24, 2005 as positive for BSE.  In a USDA statement issued June 29, 2005, the cow was identified as born and raised in a herd in Texas and was approximately 12 years old.  In the USDA statement, USDA Chief Veterinarian John Clifford stated that the USDA believes, "it was most likely infected by consuming feed prior to the implementation of the ruminant-to-ruminant feed ban in 1997," and he emphasized "that this animal did not enter the human food chain."  Although the Secretary of the USDA has stated that there is no risk to animal or human health related to this case, the impact on the market created by this or other future tests is not possible to predict.

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

The Company's amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) the election of the Company (the Conversion Date).  At the election of the Company, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of May 28, 2005, the interest rate for the term loan was equal to LIBOR plus 275 basis points (5.8%) and the weighted average interest rate for the revolving loan was equal to LIBOR plus 250 basis points (5.6%).  After the Conversion Date the interest rate for the term loan and revolving loan is determined by reference to a matrix of rates keyed to the Company's funded debt to EBITDA ratio.

The amended and restated credit facility also imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After the Conversion Date, the Company will be subject to covenants imposing a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, NBP's annual net capital expenditures are limited to amounts ranging from $32 million in fiscal 2005 to $40 million in fiscal 2008 and fiscal years thereafter.  As defined in the amended credit facility, EBITDA contains specified adjustments.  On May 28, 2005, the Company was in compliance with all financial covenants.

Effective July 7, 2005, NBP amended its existing senior credit facility with a consortium of four lenders.  The facility was amended to allow the Company to purchase up to $30 million in cumulative purchase price (including any premium) of its 10‑1/2% Senior Notes due August 1, 2011 so long as the Company is not in default under the facility at the time of the purchase or as a result of the purchase.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Disclosure Regarding Forward-Looking Statements

This report contains "forward-looking statements," which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with BSE, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations and consolidation among our customers. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review the "Risk Factors" in "Item 1. Business" of NBP's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 23, 2004 for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

Recent legal developments and the discovery of a BSE positive animal in the U.S. have increased the uncertainty of the timing of the border opening for importation of live cattle to the U.S. from Canada.  Also, while there is a framework of an agreement for the resumption of trade with Japan, it appears trade will not resume for some time.  Currently live weights of cattle being slaughtered continue higher than last year, implying supplies of cattle in the near term will be larger; however, until international market access is restored and live cattle are permitted from Canada, margins in the Core Beef segment can be expected to be negatively impacted.

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

On March 2, 2005, the U.S. District Court in Billings, Montana granted a preliminary injunction to delay the implementation of USDA's minimal-risk regions rule, temporarily blocking the opening of the Canadian border to the importation of live cattle under 30 months of age into the U.S.  On March 17, 2005, the U.S. Department of Justice, on behalf of the USDA, filed a request with the U.S. Court of Appeals for the Ninth Circuit requesting that the court overturn the decision issued by the U.S. District Court in Montana, which would re-establish trade with Canada for beef products and live cattle under 30 months of age.  The National Meat Association along with the Canadian Cattlemen's Association and the Alberta Beef Producers, who were all denied leave to intervene in the trial court have also appealed seeking to overturn the preliminary injunction.  Arguments on all these appeals will be held on July 13, 2005.  It is unknown when the Court of Appeals will issue its decision.  Trial on the merits of the case is scheduled to commence on July 27, 2005.  It is unknown when the trial court will make a decision. These actions introduce significant uncertainty regarding the future timing and nature of trade in live cattle and beef products between the U.S. and Canada.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  Since the USDA enhanced surveillance program for BSE began in 2004, more than 375,000 cattle have been tested for BSE using a rapid test.  Three of these animals tested inconclusive and were subsequently subjected to immunohistchemistry, or IHC, testing.  The IHC is an internationally recognized confirmatory test for BSE.  All three inconclusive samples tested negative using IHC.  The three samples were then tested by a second internationally recognized confirmatory test, referred to as the Western Blot test.  Of the three samples, two were negative but the third came back reactive.  Because of the conflicting results, the samples from the animal that tested reactive were sent to Weybridge, England for further testing and the results of that testing were confirmed on June 24, 2005, as positive for BSE.  In a USDA statement issued June 29, 2005, the cow was identified as born and raised in a herd in Texas and was approximately 12 years old.  In the USDA statement, USDA Chief Veterinarian John Clifford stated that the USDA believes, " it was most likely infected by consuming feed prior to the implementation of the ruminant-to-ruminant feed ban in 1997," and he emphasized "that this animal did not enter the human food chain."  Although the Secretary of the USDA has stated that there is no risk to animal or human health related to this case the impact on the market created by this or other future tests is not possible to predict.

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

Results of Operations

Thirteen weeks ended May 28, 2005 compared to thirteen weeks ended May 29, 2004

General.  Net income for the thirteen weeks ended May 28, 2005 was $21.7 million compared to net income of $11.2 million for the thirteen weeks ended May 29, 2004, an increase of $10.5 million or 93.7%.  Sales were higher in the thirteen weeks ended May 28, 2005 than those of the prior year period due to an increase in the number of cattle processed of approximately 2.3%, at weights that averaged 2.0% higher than the same period in the prior year. Sales prices improved due to an improved product sales mix and continued growth in value-added sales for the thirteen weeks ended May 28, 2005 as compared to May 29, 2004.

Total costs and expenses of $1,097.2 million and $1,000.5 million, respectively, as a percent of sales were 97.4% for the thirteen weeks ended May 28, 2005 compared to 98.2% for the thirteen weeks ended May 29, 2004.  Costs were higher due to a 2.3% increase in the number of cattle processed from 2004, combined with higher live cattle prices and higher average live weights.  Operating income increased $11.2 million due to boxed beef and beef product prices rising at a higher rate than live cattle costs.

Net Sales.  Net sales were $1,126.6 million for the thirteen weeks ended May 28, 2005 compared to $1,018.7 million for the thirteen weeks ended May 29, 2004, an increase of $107.9 million or 10.6%.  The increase resulted primarily from an increase in boxed beef and beef product prices of approximately 7.0% combined with an approximate 2.3% increase in the number of cattle processed in 2005.

                Cost of Sales.  Cost of sales was $1,082.9 million for the thirteen weeks ended May 28, 2005 compared to $987.1 million for the thirteen weeks ended May 29, 2004, an increase of $95.8 million or 9.7%.  The increase resulted primarily from a 5.8% increase in live cattle prices combined with an increase in the number of cattle processed from 2004 of 2.3% and an increase in average live weights of 2.0%.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $8.2 million for the thirteen weeks ended May 28, 2005 compared to $8.3 million for the thirteen weeks ended May 29, 2004, a decrease of $0.1 million or 1.2%.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $6.1 million for the thirteen weeks ended May 28, 2005 compared to $5.1 million for the thirteen weeks ended May 29, 2004, an increase of $1.0 million or 19.6%.  Depreciation expense increased due largely to assets being placed into service, primarily at the Dodge City and Liberal beef plants, at the end of fiscal year 2004 and throughout the first three quarters of fiscal year 2005.

Operating Income.  Operating income was $29.4 million for the thirteen weeks ended May 28, 2005 compared to $18.2 million for the thirteen weeks ended May 29, 2004, an increase of $11.2 million or 61.5%.  The increase resulted from higher boxed beef and beef product prices, partially offset by higher live cattle prices.  Operating income, as a percentage of net sales, was 2.6% for the thirteen weeks ended May 28, 2005 and 1.8% for the thirteen weeks ended May 29, 2004.

                Interest Expense.  Interest expense was $7.2 million for the thirteen weeks ended May 28, 2005 compared to $6.5 million for the thirteen weeks ended May 29, 2004, an increase of $0.7 million or 10.8%.  The increase was due primarily to higher interest rates on our variable rate debt in the thirteen weeks ended May 28, 2005 as compared to the same period in fiscal 2004.

                Income Tax Expense.  Income tax expense of $0.8 million for the thirteen weeks ended May 28, 2005 compared to $0.6 million for the thirteen weeks ended May 29, 2004, an increase of $0.2 million or 33.3%.  The increase was primarily due to higher income for the period for National Carriers, Inc. and the associated income tax expense on income from that entity, which is organized as a C Corporation.

Thirty-nine weeks ended May 28, 2005 compared to thirty-nine weeks ended May 29, 2004

General.  Net income for the thirty-nine weeks ended May 28, 2005 was $4.2 million compared to net income of $32.0 million for the thirty-nine weeks ended May 29, 2004, a decrease of $27.8 million or 86.9%.  Sales were higher in the thirty-nine weeks ended May 28, 2005 than those of the prior year period due to an increase in the number of cattle processed of approximately 4.5% combined with an approximate 3.1% increase in average weights. The loss of export markets due to BSE, the smaller supplies of cattle as a result of the continued closure of the Canadian border to live cattle imports and the on-going importation of boxed beef products to the U.S. from Canada pressured beef margins in the first half of fiscal 2005, but recently there has been some improvement in boxed beef prices.

Total costs and expenses as a percent of sales were 99.1% for the thirty-nine weeks ended May 28, 2005 compared to 98.3% for the thirty-nine weeks ended May 29, 2004.  Costs were higher due to a 4.5 % increase in the number of cattle processed from 2004, combined with an approximate 3.1% increase in average weights.  Operating income decreased $21.1 million primarily due to continued pressure on boxed beef and beef product prices relative to live cattle costs, and to a continuing unfavorable pricing environment for products traditionally marketed outside the U.S., especially in the first half of fiscal 2005.

Net Sales.  Net sales were $3,204.0 million for the thirty-nine weeks ended May 28, 2005 compared to $3,009.1 million for the thirty-nine weeks ended May 29, 2004, an increase of $194.9 million or 6.5%.  The increase resulted primarily from an increase in the number of cattle processed and higher average weights.  Boxed beef and beef product prices were generally pressured by the loss of key export markets closed to U.S. beef products due to BSE as well as the continued flow of boxed beef products from Canada to the U.S.

                Cost of Sales.  Cost of sales was $3,131.7 million for the thirty-nine weeks ended May 28, 2005 compared to $2,918.5 million for the thirty-nine weeks ended May 29, 2004, an increase of $213.2 million or 7.3%.  The increase resulted primarily from an increase in the number of cattle processed of 4.5% combined with an approximate 3.1% increase in average live weights.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $24.0 million for the thirty-nine weeks ended May 28, 2005 compared to $22.5 million for the thirty-nine weeks ended May 29, 2004, an increase of $1.5 million or 6.7%.  The current year reflects an increase of approximately $0.9 million in payroll and related expenses, an increase of approximately $0.4 million in professional services (partially due to additional services required for public reporting) and an expense for state franchise taxes of approximately $0.3 million.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $18.2 million for the thirty-nine weeks ended May 28, 2005 compared to $16.7 million for the thirty-nine weeks ended May 29, 2004, an increase of $1.5 million or 9.0%.  The increase is largely attributable to assets being placed into service at our processing plants at the end of fiscal year 2004 and throughout the first three quarters of fiscal year 2005.

Operating Income.  Operating income was $30.2 million for the thirty-nine weeks ended May 28, 2005 compared to $51.3 million for the thirty-nine weeks ended May 29, 2004, a decrease of $21.1 million or 41.1%.  The continued closure of the U.S. border to Canadian livestock and the corresponding reduction in the number of live cattle available for processing, along with the loss of key export markets and continued flow of boxed beef products from Canada to the U.S has resulted in compressed margins in the U.S. beef packing industry for the first half of fiscal year 2005, but recently there has been some improvement in boxed beef prices.  Operating income, as a percentage of net sales, was 0.9% for the thirty-nine weeks ended May 28, 2005 and 1.7% for the thirty-nine weeks ended May 29, 2004.

                Interest Expense.  Interest expense was $21.4 million for the thirty-nine weeks ended May 28, 2005 compared to $19.3 million for the thirty-nine weeks ended May 29, 2004, an increase of $2.1 million or 10.9%.  The increase was due primarily to higher interest rates in the thirty-nine weeks ended May 28, 2005 as compared to the same period in fiscal 2004.

Other, net.  Other, net non-operating expense was $2.2 million for the thirty-nine weeks ended May 28, 2005 compared to non-operating income of $2.0 million for the thirty-nine weeks ended May 29, 2004.  The thirty-nine weeks ended May 28, 2005 included $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating our existing senior credit facility, and the same period in fiscal 2004 included a $1.2 million gain received through the demutualization of a company which held annuities for NBP employees.

                Income Tax Expense.  Income tax expense was $1.9 million for the thirty-nine weeks ended May 28, 2005 compared to $1.5 million for the thirty-nine weeks ended May 29, 2004, an increase of $0.4 million or 26.7%.  The increase was primarily due to higher income for the period for National Carriers, Inc. and the associated income tax expense on income from that entity, which is organized as a C Corporation.

Segment Results

The Company's operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker (CODM).  Segment profit is measured as operating income for NBP's two reporting segments, Core Beef and Other, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  In the fourth quarter of fiscal year 2004, the Company revised its method of transfer pricing between its two segments related to the price charged for transportation services.  The effect of restating this change for the thirteen weeks ended and the thirty-nine weeks ended May 29, 2004 was to increase operating income of the Core Beef segment and decrease operating income of the Other segment by approximately $1.1 million and $3.3 million, respectively.  Certain reclassifications have been made to the prior periods' reporting segment presentation to conform to the current presentation.

Core Beef—the majority of NBP's revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries.  Aggregation criteria were applied to determine the constituents of the Core Beef segment.

Other—the Other segment of NBP consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company, and Kansas City Steak Company, LLC, a portion control steak cutting operation.

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004

Net sales
Core Beef	$1,129,896	$1,032,582	$3,213,232	$3,062,580
Other	48,249	40,565	142,181	120,455
Eliminations	(51,571)	(54,407)	(151,392)	(173,953)

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004

Total	$1,126,574	$1,018,740	$3,204,021	$3,009,082

Operating income
Core Beef	$27,455	$17,608	$24,519	$49,572
Other	1,952	614	5,654	1,742

Total	$29,407	$18,222	$30,173	$51,314

Interest income	112	119	279	438
Interest expense	(7,241)	(6,533)	(21,418)	(19,295)
Other income (loss)	214	39	(2,700)	1,322
Minority interest
loss (income)	55	(12)	(156)	(210)

Total income before taxes	$22,547	$11,835	$6,178	$33,569

	May 28, 2005	May 29, 2004
Total assets
Core Beef	$611,980	$613,810
Other	35,844	27,086
Eliminations	(477)	(1,936)
Total	$647,347	$638,960

Thirteen weeks ended May 28, 2005 compared to thirteen weeks ended May 29, 2004

Core Beef

Net Sales.  Net sales for Core Beef were $1,129.9 million for the thirteen weeks ended May 28, 2005 compared to $1,032.6 million for the thirteen weeks ended May 29, 2004, an increase of $97.3 million or 9.4%.  Sales were higher in the thirteen weeks ended May 28, 2005 than those of the prior year period due to an increase in the number of cattle processed of approximately 2.3%, at weights that averaged 2.0% higher than the same period in the prior year. Sales prices improved due to an improved product sales mix and continued growth in value-added sales for the thirteen weeks ended May 28, 2005 as compared to May 29, 2004, reflected in an increase in boxed beef and beef product prices of approximately 7.0% from the same period in the prior year.

Operating Income.  Operating income for Core Beef was $27.5 million for the thirteen weeks ended May 28, 2005 compared to $17.6 million for the thirteen weeks ended May 29, 2004, an increase of $9.9 million or 56.3%.  The increase resulted from an approximate 2.3% increase in the number of cattle processed, and boxed beef and beef product prices that have increased approximately 7.0% from the same period in 2004 due to a more favorable market environment, partially offset by higher live cattle prices.

Other

                Net Sales.  Net sales for Other were $48.2 million for the thirteen weeks ended May 28, 2005 compared to $40.6 million for the thirteen weeks ended May 29, 2004, an increase of $7.6 million or 18.7%.  The increase was due to market conditions in the transportation industry where freight capacity has been exceeding truck availability, allowing rate increases in our transportation operations.

                Operating Income.  Operating income for Other was $2.0 million for the thirteen weeks ended May 28, 2005 compared to $0.6 million for the thirteen weeks ended May 29, 2004, an increase of $1.4 million.  The increase was due primarily to the rate increases and improved operating efficiencies in our transportation operations.

Thirty-nine weeks ended May 28, 2005 compared to thirty-nine weeks ended May 29, 2004

Core Beef

Net Sales.  Net sales for Core Beef were $3,213.2 million for the thirty-nine weeks ended May 28, 2005 compared to $3,062.6 million for the thirty-nine weeks ended May 29, 2004, an increase of $150.6 million or 4.9%.  Sales were higher in the thirty-nine weeks ended May 28, 2005 than those of the prior year period due to an increase in the number of cattle processed of approximately 4.5% combined with an approximate 3.1% increase in average weights. The loss of export markets due to BSE, the smaller supplies of cattle as a result of the continued closure of the Canadian border to live cattle imports and the on-going importation of boxed beef products to the U.S. from Canada pressured beef margins in the first half of 2005, but recently there has been some improvement in boxed beef prices.

Operating Income.  Operating income for Core Beef was $24.5 million for the thirty-nine weeks ended May 28, 2005 compared to $49.6 million for the thirty-nine weeks ended May 29, 2004, a decrease of $25.1 million or 50.6%.  The continued closure of the U.S. border to Canadian livestock and the corresponding reduction in the number of live cattle available for processing, along with the loss of key export markets and continued flow of boxed beef products from Canada to the U.S has resulted in compressed margins in the U.S. beef packing industry for the first half of fiscal year 2005, but recently there has been some improvement in boxed beef prices.

Other

                Net Sales.  Net sales for Other were $142.2 million for the thirty-nine weeks ended May 28, 2005 compared to $120.5 million for the thirty-nine weeks ended May 29, 2004, an increase of $21.7 million or 18.0%.  The increase was primarily due to market conditions in the transportation industry where freight capacity has been exceeding truck availability, allowing rate increases in our transportation operations, as well as improved sales in our portion control facility.

                Operating Income.  Operating income for Other was $5.7 million for the thirty-nine weeks ended May 28, 2005 compared to $1.7 million for the thirty-nine weeks ended May 29, 2004, an increase of $4.0 million.  The increase was due primarily to the rate increases and improved operating efficiencies in our transportation operations.

Liquidity and Capital Resources

As of May 28, 2005, we had net working capital of $172.3 million, which included $1.5 million in distributions payable, and cash and cash equivalents of $26.8 million. At August 28, 2004, we had net working capital of $166.0 million, which included $5.5 million in distributions payable, and cash and cash equivalents of $28.0 million. Our primary sources of liquidity are cash flows from operations and available borrowings under our amended credit facility.

As of May 28, 2005, we had $326.1 million of long-term debt, none of which was classified as a current liability. As of May 28, 2005, there were outstanding borrowings of $32.3 million, outstanding letters of credit of $44.0 million and available borrowings of $63.7 million under the $140.0 million revolving portion of our amended and restated credit facility. Cash flow from operations and borrowings under our amended credit facility have funded our working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under the amended and restated credit facility as of May 28, 2005.

In addition to outstanding borrowings under our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $13.8 million, senior notes of $160.0 million and term loans in our amended and restated credit facility of $120.0 million as of May 28, 2005.

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

The Company's amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) the election of the Company (the Conversion Date).  At the election of the Company, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of May 28, 2005, the interest rate for the term loan was equal to LIBOR plus 275 basis points (5.8%) and the weighted average interest rate for the revolving loan was equal to LIBOR plus 250 basis points (5.6%).  After the Conversion Date the interest rate for the term loan and the revolving loan is determined by reference to a matrix of rates keyed to the Company's funded debt to EBITDA (as defined in the credit agreement) ratio.

The amended and restated credit facility also imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After the Conversion Date, the Company will be subject to covenants imposing a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, our annual net capital expenditures are limited to amounts ranging from $32 million in fiscal 2005 to $40 million in fiscal 2008 and fiscal years thereafter.  As defined in the amended credit facility, EBITDA contains specified adjustments.  On May 28, 2005, the Company was in compliance with all financial covenants.

Effective July 7, 2005, NBP amended its existing senior credit facility with a consortium of four lenders.  The facility was amended to allow the Company to purchase up to $30 million in cumulative purchase price (including any premium) of its 10‑1/2% Senior Notes due August 1, 2011 so long as the Company is not in default under the facility at the time of the purchase or as a result of the purchase.

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

Capital spending through the thirty-nine weeks ended May 28, 2005 was approximately $14.0 million.  We expect to spend somewhat less than $25 million in total on capital expenditures during fiscal year 2005, primarily for plant expansion, renewals and improvements.

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

The following is a reconciliation of EBITDA to net income for the specified periods (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004

Net income	$21,704	$11,194	$4,237	$32,030
Interest income	(112)	(119)	(279)	(438)
Interest expense	7,241	6,533	21,418	19,295
Depreciation and amortization	6,132	5,090	18,201	16,710
Income taxes	843	641	1,941	1,539
EBITDA(1)	$35,808	$23,339	$45,518	$69,136

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

Operating Activities

                Net cash provided by operating activities in the thirty-nine weeks ended May 28, 2005 was $24.7 million compared to $25.2 million in the thirty-nine weeks ended May 29, 2004, primarily the result of a decrease in net earnings in the current year period, offset by a decrease in working capital requirements.

Investing Activities

                Net cash used in investing activities was $12.6 million in the thirty-nine weeks ended May 28, 2005 compared to $22.6 million in the thirty-nine weeks ended May 29, 2004.  This decrease in cash used was primarily attributable to $9.9 million less in expenditures for property, plant and equipment in the current year.

Financing Activities

                Net cash used in financing activities was $13.3 million in the thirty-nine weeks ended May 28, 2005 compared to net cash used in financing activities of $10.1 million in the thirty-nine weeks ended May 29, 2004.  The change was primarily attributed to a $26.2 million decrease in cash distributions for member taxes in 2005 and $5.9 million net increase in borrowings on the term note payable and other indebtedness, offset by a $40.1 million difference in the thirty-nine week change of fiscal 2004 as compared to the thirty-nine week change in fiscal 2005 in revolving credit borrowings.

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

The following table describes the number of futures positions and the fair value of those positions and related firm commitments at May 28, 2005 and August 28, 2004.  A position in live cattle consists of 40,000 pounds.  Firm commitments for purchase are for live cattle and firm commitments for sales are for boxed beef (dollars in thousands).

	Positions expiring
May 28, 2005	within 1 year	Fair Value
Live Cattle
Futures long . . . . . . . . . . . . . . . . . . .		$-
Futures short . . . . . . . . . . . . . . . . . . .	1,121	(166)
Firm Commitments Purchase . . . . . .		177
Firm Commitments Sale . . . . . . . . .		-

August 28, 2004
Live Cattle
Futures long . . . . . . . . . . . . . . . . . . .		$-
Futures short . . . . . . . . . . . . . . . . . . .	55	96
Firm Commitments Purchase . . . . . .		(96)
Firm Commitments Sale . . . . . . . . .		-

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

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended May 28, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     For information regarding legal proceedings, see Note 4, "Contingencies" to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

.(a)     The special meeting of the members was held July 7, 2005.

(b)     Not applicable.

(c)     The members agreed unanimously to certain adjustments under the Internal Revenue Code of 1986.

(d)     Not applicable.

Item 5. Other Information.

     The Company may purchase a portion of its outstanding Senior Notes from time to time in accordance with the limits imposed under its senior credit facility.

Item 6. Exhibits.

(A)	Exhibits

3.1(a)	Limited Liability Company Agreement of National Beef Packing Company LLC, dated as of August 6, 2003.

3.1(b)	Amendment to the Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of July 7, 2005.

10.1	First Amendment to Fourth Amended and Restated Credit Agreement dated as of July 7, 2005, by and among the Company, certain agents, lenders and issuers.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: July 11, 2005

