Form 10-K
period 2005-08-27
NATIONAL BEEF PACKING CO LLC
filed 2005-11-23
CIK 1273784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 27, 2005

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

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

                There is no market for the Registrant's equity.  As of October 29, 2005, there were 121,849,626 Class A units and 18,810,045 Class B units outstanding.

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

----------------------------------

Unless the context indicates or otherwise requires, the terms "National Beef," "NBP," "Company," "we," "our," and "us" refer to National Beef Packing Company, LLC and its consolidated subsidiaries.  As used in this report, the term "U.S. Premium Beef" refers to U.S. Premium Beef, LLC, a Delaware limited liability company, formerly U.S. Premium Beef, Ltd., a Kansas cooperative.  As used in this report, the terms "FYE" and "fiscal year ended" refer to our fiscal year, which ends on the last Saturday in August.

PART I

ITEM 1.  BUSINESS

General

We are the fourth largest beef processing company in the United States, accounting for 12.3% of the United States fed cattle processed in our FYE 2005. We process, package and deliver fresh beef for sale to customers in the United States and international markets. Our products include boxed beef and beef by-products, such as hides and offal. In addition, we sell value-added beef products including branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. We market our products to retailers, distributors, food service providers and the United States military. In FYE 2005, we processed in excess of three million fed cattle at our facilities and generated total net sales of $4.3 billion.  Our relationship with our majority owner, U.S. Premium Beef, facilitates a vertically integrated business model and provides us with a significant portion of the high-quality cattle used in our boxed beef and value-added products.

U.S. Premium Beef was formed as a Kansas cooperative in July 1996 by shareholders consisting entirely of cattle ranchers and feedlot owners and operators. On August 18, 2004, U.S. Premium Beef's shareholders approved the merger of the cooperative into a wholly-owned subsidiary, U.S. Premium Beef, Inc., a Delaware corporation, with the merger effective as of the end of the cooperative's 2004 fiscal year. The Delaware corporation, in a statutory conversion authorized under Delaware law, was subsequently converted into a Delaware limited liability company.  The business of the cooperative was continued in the limited liability company form of business organization.  U.S. Premium Beef's unitholders benefit from its supplier alliance with us through (i) premiums received in excess of market prices for higher quality cattle, (ii) allocations of U.S. Premium Beef's profits and losses and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

Steven D. Hunt, one of our three managers and the Chief Executive Officer of U.S. Premium Beef, has over 23 years of experience in the beef industry. Mr. Hunt has been an integral member of our team and has helped to increase our supply of high-quality cattle by facilitating the growth of the membership base at U.S. Premium Beef.

On June 12, 2003, U.S. Premium Beef entered into an agreement with Farmland Industries, Inc. (Farmland) to acquire all of the partnership interests in us held by Farmland (Farmland National Beef Packing Company, L.P. (FNBPC or Predecessor)).  U.S. Premium Beef formed NB Acquisition, LLC (NB Acquisition) to consummate the acquisition. To finance the acquisition, U.S. Premium Beef, NBPCo Holdings, LLC (NBPCo Holdings) and certain members of our management team purchased equity in NB Acquisition for $46.0 million in cash.  We issued $160.0 million of Senior Notes (Senior Notes), amended our credit facility and transferred a portion of the proceeds of the offering of the Senior Notes and borrowings under our amended credit facility to NB Acquisition.

Subsequently, NB Acquisition merged into us, and we then converted into a limited liability company under Delaware law.  These transactions closed on August 6, 2003.  We continue to hold all of the same assets we held before the consummation of the transactions, including equity in our subsidiaries, except that concurrent with the closing of these transactions, we transferred to Farmland a 49% interest in our subsidiary National Beef aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC.  After the Transaction, we hold a 24.2% interest in aLF Ventures, LLC through our 51% interest retained in National Beef aLF, LLC.  Farmland has a right to request that we repurchase this interest at fair market value any time from July 2006 to July 2008.   If we do not repurchase the interest, we agree to put the entire interest up for sale.   Throughout this report, we refer to the acquisition of Farmland's direct and indirect interest in us as the "Acquisition" and all of the transactions described above as the "Transaction."

Industry Overview

Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world, producing approximately 24.5 billion pounds of beef in 2004. Beef production, from the birth of the animal to the delivery of meat products to the end distributor, is comprised of two primary segments: production and processing. The production segment raises cattle for slaughter and the processing segment slaughters cattle and packages beef for delivery to customers.  A typical 1,200 pound animal yields about 580 pounds of saleable meat in addition to by-products.  Cattle supply in the beef industry typically follows a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. This cycle is unique to cattle as other animals can either generate multiple offspring or have shorter incubation periods.  In 2004, there were 63 federally inspected processing plants in the U.S. that each slaughtered 50,000 or more head of cattle.

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

The domestic beef industry is characterized by prices that change daily based on seasonal consumption patterns and overall supply and demand for beef and other proteins in the United States and abroad. In general, domestic and worldwide consumer demand for beef products determines beef processors' long-term demand for cattle, which is filled by feedlot operators. In order to operate profitably, beef processors seek to acquire cattle at the lowest possible costs and to minimize processing costs by maximizing plant operating rates. Cattle prices vary seasonally and are affected by inventory levels, the production cycle, weather, feed prices and other factors.

In FYE 2005, approximately 26.3 million fed cattle were processed in the United States.  In recent periods, demand for beef products in the United States has been relatively stable, with population growth the primary factor in determining increased aggregate demand.

BSE and Related Export Bans

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals, which occurred in May 2003 following the discovery of bovine spongiform encephalopathy (BSE) in Alberta that same month, tightened the U.S. cattle supply.  The closure of the U.S. border to Canadian livestock resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.  Although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. beef industry continued at a price disadvantage for both raw materials and boxed beef prices while the ban on importation of Canadian livestock was maintained.  The ban on the importation of Canadian cattle was in place from May 2003 to July 2005.

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head enjoyed by the U.S. packing industry.

All of these challenges resulted in tremendous volatility in U.S. livestock market prices during FYE 2003, FYE 2004 and FYE 2005.  In FYE 2003, 2004 and 2005, NBP's total export sales were approximately 17%, 10% and 7%, respectively, of total net sales.

On December 29, 2004, the USDA announced it had established conditions under which it would allow imports into the U.S. of live cattle under 30 months of age and certain other commodities from regions with effective BSE prevention and detection measures.  Prior to being able to import to the U.S., each country must undergo a thorough risk assessment to be recognized as a "minimal-risk region."  Canada was the first country recognized as a minimal-risk region and, as such, would have been eligible to export to the U.S. live cattle under 30 months of age (subject to certain restrictions), as well as certain other animals and products.  The risk assessment conducted by the USDA, as part of the rulemaking process to determine Canada's status as a minimal-risk region, included consideration of the possibility that Canada could experience additional cases of BSE.  The final rule was published in the January 4, 2005 Federal Register and was to become effective March 7, 2005, but was delayed by litigation.

On March 2, 2005, the U.S. District Court in Billings, Montana granted a preliminary injunction to delay the implementation of USDA's minimal-risk regions rule, temporarily blocking the opening of the Canadian border to the importation of live cattle under 30 months of age into the U.S.  On March 17, 2005, the U.S. Department of Justice, on behalf of the USDA, filed a request with the U.S. Court of Appeals for the Ninth Circuit requesting that the court overturn the decision issued by the U.S. District Court in Montana, which would re-establish trade with Canada for beef products and live cattle under 30 months of age.  The National Meat Association along with the Canadian Cattlemen's Association and the Alberta Beef Producers, who were all denied leave to intervene in the trial court, also appealed seeking to overturn the preliminary injunction.  In July 2005, the U.S. Court of Appeals for the Ninth Circuit overturned the March 2005 preliminary injunction issued by the U.S. District Court in Billings, Montana, which had continued the closure of the Canadian border to imports of live cattle. The U.S. Court of Appeals ruling resulted in the immediate reopening of the Canadian border to live cattle imports.  A petition for rehearing of the Ninth Circuit's ruling to the entire panel of Ninth Circuit judges was rejected by the Ninth Circuit on October 13, 2005.  Although the Court of Appeals action does not completely dispose of the action in the lower court, the lower court may or may not enter final rulings that will permit continued trade in live animals and beef products between the two countries.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  Since the USDA enhanced surveillance program for BSE began in 2004, approximately 510,000 cattle have been tested for BSE using a rapid test.  Three of these animals tested inconclusive and were subsequently subjected to immunohistchemistry, or IHC, testing.  The IHC is an internationally recognized confirmatory test for BSE.  All three inconclusive samples tested negative using IHC.  The three samples were then tested by a second internationally recognized confirmatory test, referred to as the Western Blot test.  Of the three samples, two were negative but the third came back reactive.  Because of the conflicting results, the samples from the animal that tested reactive were sent to Weybridge, England for further testing and the results of that testing were confirmed on June 24, 2005 as positive for BSE.  In a USDA statement issued June 29, 2005, the cow was identified as born and raised in a herd in Texas and was approximately 12 years old.  In the USDA statement, USDA Chief Veterinarian John Clifford stated that the USDA believes, "it was most likely infected by consuming feed prior to the implementation of the ruminant-to-ruminant feed ban in 1997," and he emphasized "that this animal did not enter the human food chain."  Although the Secretary of the USDA has stated that there is no risk to animal or human health related to this case, the impact on the market created by this or other future tests is not possible to predict.  Prior to this second confirmed case of BSE in the U.S., many countries had reopened their borders to allow the import of U.S. beef; however, this second confirmed case of BSE has led to uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close.

On October 31, 2005, a Japanese food safety panel responsible for recommendations concerning the importation of beef concluded that the risk of BSE in cattle 20 months of age and younger from the United States was very low.  The recommendation sets in motion a series of actions, including a month-long period for public comments, which could lead to the resumption of U.S. beef imports potentially before the end of the calendar year.  There can be no assurance that this action will result in the resumption of trade, or if so, when this will occur.

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

Business Strategy

Increase our Supplier Alliances.     We intend to continue to increase the number of high-quality cattle that we purchase from supplier alliances to increase revenue and improve profitability. The cattle we purchase through supplier alliances, such as our relationship with U.S. Premium Beef, are purchased on either a value-based formula, which sets the price for carcasses according to both quality and yield, or a secondary-market basis, whereby we purchase cattle from suppliers outside of our primary supply territory. The percent of cattle we purchase pursuant to each of these methods fluctuates from period to period; the number of cattle we purchased on either a value-based formula or a secondary market basis was approximately 49% of our total cattle purchased in FYE 2005.  Based on our experience and on actual results, we believe that these purchasing methods allow us to increase the percentage of high-quality cattle that we process relative to our total cattle processed.  We have focused on building relationships with and educating our suppliers on the mutual benefits of these purchasing methods and believe that we will be able to increase our high-quality cattle purchases utilizing these methods in the future.

Continue to Improve Operating Efficiencies.     We plan to continue to focus on increasing our profit margins by improving operating efficiencies and increasing our processing yields. Since 1995, we have invested over $260 million and successfully expanded our processing facilities, creating an efficient and high volume business.

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

Competitive Strengths

Vertically Integrated Business Model.   In connection with U.S. Premium Beef's purchase of its interest in Farmland National Beef, U.S. Premium Beef obtained the right, and became subject to the obligation, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef's ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  U.S. Premium Beef's ownership of and contractual supply relationship with us enhances our ability to deliver a consistent, high-quality, value-added product to our customers. U.S. Premium Beef is a limited liability company and its owners and associates consist of cattle ranchers and feedlot owners and operators. In FYE 2005, U.S. Premium Beef and its producer-owners provided us with approximately 19% of our total cattle requirements through the pricing grid process as more fully described in Item 13, Certain Relationships and Related Transactions. We believe this supply relationship with U.S. Premium Beef provides us with significant competitive advantages; including: (i) consistently supplying high-quality cattle, and (ii) an ability to consistently provide our customers with higher margin, value-added products.

Modern and Efficient Facilities.    We have invested more than $260 million since 1995 to modernize our facilities, expand capacity and increase the rate at which our cattle are processed. These facility upgrades and expansions have enabled us to more than double the number of cattle we process. We believe that our beef processing facilities in Liberal, Kansas and Dodge City, Kansas are among the largest, most modern and efficient processing facilities in the United States. At these two facilities combined, we process over 11,000 cattle per day. We believe that our efficiency improvements at these facilities have allowed us to achieve higher capacity utilization rates, lower operating costs and higher operating margins than those of our major competitors. Furthermore, these efficiencies have helped us increase our market share of the United States supply of fed cattle processed from approximately 7.5% in 1997 to approximately 12.3% in 2005. Our two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows us to serve customers, such as Wal-Mart, in this growing niche market. In addition, our facilities are strategically located to enable us to source cattle and beef products efficiently and to effectively serve our customers.

Significant Value-Added Product Portfolio.    Our value-added product portfolio consists of branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. Our total value-added sales were approximately $970.9 million in FYE 2005, comprising approximately 22.4% of our total net sales. Our value-added products contribute significantly more, in terms of gross margin, than our traditional boxed beef products and are an important component of our profitability.  Prior to the discovery of a single dairy cow in Washington state infected with BSE on December 23, 2003, our chilled and frozen export beef products, which primarily consist of premium cuts, had been our primary export to the international beef market, particularly to Japan. Notwithstanding our loss of export markets in Japan and South Korea for all of FYE 2005, we have increased our sales of value-added products by $155.6 million from FYE 2004 to FYE 2005.

Focus on Food Safety.    We have continually focused on food safety. Our processing facilities utilize our proprietary BioLogic® Food Safety System to facilitate the production of clean, fresh, safe and high-quality beef products. Each of our processing facilities is divided into five zones that separate different stages of the production process and minimize the risk of contamination. We continually test our products and facilities to track and trend our process effectiveness.

We believe that we are an industry leader in developing new food safety technologies. We are continuing to develop activated Lactoferrin (aLF) through aLF Ventures, LLC, a joint venture we founded with DMV USA LP, a subsidiary of Campina Melkunie BV, the Netherlands' largest dairy cooperative. aLF is a new food safety technology that has been found to eliminate up to 99% of harmful bacteria found on beef products in tests conducted at California Polytechnic State University.

Supplier, Customer and Channel Diversification.    Our beef processing facilities are located in southwest Kansas, and our primary market area for the purchase of cattle includes Kansas, Texas and Oklahoma.  According to information from the USDA, cattle on feed in the Kansas, Texas and Oklahoma area represented approximately 53% of the fed cattle marketed in the U.S. during 2004.  The close proximity of our facilities to large supplies of cattle gives our buyers the ability to visit feedlots on a regular basis, which enables us to develop strong working relationships with our suppliers.  Additionally, the close proximity of our facilities to large supplies of cattle encourages our suppliers to tailor their production decisions to efficiently meet the demands of our customers, reduces our reliance on any one cattle supplier and lowers our transportation costs. In FYE 2005, excluding our supply arrangement with U.S. Premium Beef, our largest supplier accounted for 5.7% of our total purchases and our top 25 suppliers accounted for 39.7% of our total purchases.

We also have a diversified sales mix across distribution channels and customers. This approach provides multiple avenues of potential growth and reduces our dependence on any one market or customer. We sell our products to retailers, distributors, food service providers, further processors, the United States military and through other channels. In FYE 2005, approximately 55% of our total net sales were to retailers and 30% to food service providers. Across these channels, we serve over 800 customers, which represent most major retailers and food service providers in the U.S. In FYE 2005, no one customer represented more than 3.7% of total net sales, other than Wal-Mart and its affiliate Sam's Club, which together represented 7.0% of our total net sales. Our top 10 customers represented 29.2% of total net sales in FYE 2005.

Experienced Management.    We are led by an experienced management team with, on average, over 20 years of experience in the beef processing industry. John R. Miller, our Chief Executive Officer, has over 25 years of experience in the beef processing industry. Mr. Miller has been recognized by Forbes magazine for his achievements and leadership within our industry. He has assembled a team of professionals, including our President, Timothy M. Klein, who have worked together over the past 14 years in developing our company into a profitable and premium supplier of beef products.

Description of Business Segments

The Company reports in two business segments:  Core Beef and Other.  The Company measures segment profit as operating income.  Financial information about those segments may be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Core Beef

Products, Sales and Marketing

The majority of our revenues are generated from the sale of fresh meat either as a boxed beef product or a case-ready product. These products accounted for approximately 89% of our revenues in FYE 2005. In addition, we sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries. We also sell cattle hides to tanners, who primarily supply the clothing and automotive industries for both domestic and international use. We emphasize the sale of higher-margin, branded beef products, and we market these products under several brand names, including National Black Angus Beef™, Black Canyon® Angus Beef, Certified Premium Beef™ and Naturewell® Natural Beef.  Also part of our value-added product line is Certified Angus Beef®, a registered trademark (used with permission) of Certified Angus Beef, LLC, a wholly-owned subsidiary of the American Angus Beef Association; and Certified Hereford Beef®, a registered trademark (used with permission) of Certified Hereford Beef, LLC.

Our focus continues to be adding further processing, specialized cutting, packaging and other value-added components to our products that generate higher profitability. In 2001, we opened two state-of-the-art case-ready facilities, which enabled us to expand margins by adding value to the beef we process. Our case-ready operations further process our boxed beef products, as well as third-party pork products, by trimming and cutting our products into individual portions, and in some instances injecting with a solution to tenderize and moisturize the products. These portions are then packaged, oxygenated and sealed in a plastic case to increase the shelf-life of these products by up to five times versus traditional packaging methods.

During FYE 2005, we sold our beef products to more than 800 customers located in 25 countries. We market our beef products through several channels, including:

  national and regional retailers, including supermarket chains, independent grocers, club stores and wholesale distributors such as Sam's Club, Royal Ahold, Associated Wholesale Grocers and Sherwood Foods;

  national retailers such as Wal-Mart, who purchase a substantial portion of our case-ready and branded products;

  the food service industry, including food service distributors, hotel chains and other institutional customers such as U.S. Foodservice, Sysco, and MBM Corporation;

  further processors, including Oscar-Mayer and ConAgra; and

  international markets, including China, Mexico, South Korea, Hong Kong and Thailand. Subsequent to the December 23, 2003 discovery of a single case of BSE in Washington state, export beef products are currently limited to boxed beef products from cattle younger than 30 months to Mexico and other limited, smaller foreign markets.  Many international importers, such as Japan and South Korea (who were two of our largest export markets for edible beef products in FYE 2003), closed their borders to U.S. edible beef products after this report of BSE. Neither Japan nor South Korea has reopened the borders yet to U.S. edible beef products, which has continued to negatively impact our export sales in FYE 2005.

As of August 27, 2005, our domestic sales team consisted of 26 employees. The sales office for domestic sales is located in our headquarters building in Kansas City, Missouri. The sales team in this office is responsible for selling and coordinating the movement of approximately 39 million pounds of boxed beef products per week to our customers nationwide. This centralized sales concept allows us to respond quickly to customer requests for pricing and load information. We have also integrated the satellite tracking capabilities of refrigerated carriers into our website allowing customers to track shipments in process. While providing significant customer advantages, our centralized sales concept also enables our sales force to share key market intelligence in a manner that allows them to react to changing market conditions in an efficient manner.

The sales office for international sales is located in Chicago, Illinois. This office coordinates all aspects of sales, pricing and shipping to all destinations outside of the United States. We also have two satellite offices in Japan and South Korea that assist in the coordination of sales in those regions, historically two of our largest international markets for edible beef products.

Our marketing efforts include engaging in business-to-business programming and communications to create preferences for our products among our customers. In addition, we support our value-added, branded beef business through in-store merchandising and feature advertising support.

Raw Materials and Procurement

Our primary raw material for our processing plants is live cattle. During FYE 2005 we obtained approximately 19% of our cattle requirements from U.S. Premium Beef and its producer-owners through the pricing grid process.  During FYE 2004 and FYE 2003 we obtained approximately 18% and 22% of our cattle requirements from U.S. Premium Beef. Our arrangement with U.S. Premium Beef provides us with a consistent supply of high-quality cattle. For information regarding this agreement, see Item 13, Certain Relationships and Related Transactions and Note 8, Related Party Transactions to our consolidated financial statements in Item 8, both of which are included in this report.  We also purchase cattle on a cash bid basis from our primary and secondary markets. We further sponsor other, non-affiliated supplier alliances that provide us with high-quality cattle. We believe that we are a first choice processor for suppliers seeking to attain premium pricing for their high-quality cattle and that cattle suppliers view us more favorably than our competitors due to our vertically integrated business model, which emphasizes building relationships and cooperating with suppliers and paying a premium for high-quality cattle. During FYE 2005, we had approximately 1,100 suppliers that provided us with cattle.

All of our cattle suppliers are required to document the quality of their feedlot operations. Each cattle supplier must verify that its use of antibiotics or other agricultural chemicals follows the manufacturer's intended purpose. They must also confirm that they use only Food and Drug Administration (FDA) approved pharmaceutical compounds and comply with dosage and administrative standards. Furthermore, each cattle supplier must confirm that they do not use feed containing animal based protein products, which have been associated with outbreaks of BSE.  Many of our producers participate in state beef quality assurance training programs and have established certification and verification practices.  These programs emphasize meeting and exceeding the FDA, USDA, Food Safety Inspection Service (FSIS) and U.S. Environmental Protection Agency (EPA) standards for food safety and further protect our nation's beef supply utilizing hazard analysis and critical control point principles.  Using guidelines established by National Cattleman's Beef Association (NCBA), beef safety and quality assurance programs are administered and audited annually by various state beef associations.  State associations certifying our suppliers include, among others, Texas Cattle Feeders Association, Kansas Livestock Association and Nebraska Cattlemen's Association.

Processing Facilities and Operations

We operate a total of four beef processing facilities in the United States. Our Liberal, Kansas and Dodge City, Kansas facilities are geographically positioned near our suppliers to efficiently source raw materials by reducing transportation costs. Two of our facilities are case-ready facilities that supply beef and pork products to our customers. Our case-ready facilities are located in close proximity to key customer markets resulting in decreased delivery times. Our case-ready facilities are also located in areas with a highly skilled and cost-effective labor force.   See Item 2, Properties in this report for further information about these facilities.

Cattle delivered to our facilities are generally processed into beef products within 36 hours after arrival. Approximately 65% of the cattle we process in any week are committed to sale before the cattle are delivered to our facilities. We processed in excess of three million fed cattle at our facilities in FYE 2005. Our facilities utilize modern, highly automated equipment to process and package beef products. We strive to maintain and enhance our facilities and have invested more than $260 million since 1995 to expand capacity and increase efficiency at our facilities. The design of our facilities emphasizes worker safety to ensure compliance with all regulations and to reduce worker injury and turnover.  Additionally, we have placed a substantial amount of ammonia piping on the roof versus in the production areas, not in response to regulatory requirements, but in the interest of worker safety.  These and other changes designed the workplace to better fit our employees.  All expansions are reviewed by internal personnel, including our Corporate Environmental Director, Vice President of Safety, Vice President of Technical Services, Vice President of Engineering and Corporate Project Engineer, for regulatory compliance prior to construction.  Our facilities are also designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards.

We distribute our beef products domestically directly from our processing facilities and case-ready facilities. We utilize our subsidiary National Carriers and third party carriers to deliver our products to our customers.

Other

Products, Sales and Marketing

We also sell our beef products through our portion control business, Kansas City Steak Company, in which we have 75% interest. Kansas City Steak Company provides trimmed and cut individual portions both directly to consumers on a branded basis through television outlets (such as the QVC Channel) and direct mail catalogs; and directly to restaurants (such as Outback Steakhouse) and the food service industry on an unbranded basis.  On March 28, 2003, Farmland National Beef Packing Company, L.P. (FNBPC or Predecessor) acquired National Carriers, a refrigerated and livestock contract carrier service with terminals in Liberal, Kansas; Dallas, Texas; and Denison, Iowa.  National Carriers currently operates approximately 1,200 refrigerated and livestock units.  NBP contracts a significant portion of its freight services from National Carriers.  For further information regarding this relationship, see Note 8, Related Party Transactions to our consolidated financial statements in Item 8, which is included in this report.

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

Processing Facilities and Operations

Kansas City Steak Company is our portion control facility in Kansas City, Kansas, which processes trimmed and cut individual portions.     See Item 2, Properties in this report for further information about this facility.  National Carriers has offices located in Liberal, Kansas and Dodge City, Kansas, both of which are within close proximity to our beef processing facilities in those locations, enabling us to efficiently transport product by reducing transportation costs.   National Carriers also has an office in Denison, Iowa, and administrative offices located in Kansas City, Missouri.

Food Safety

We remain committed in the area of food safety by continuing to develop activated Lactoferrin through aLF Ventures, LLC, a joint venture we founded with DMV USA LP, a subsidiary of Campina Melkunie BV, the Netherlands' largest dairy cooperative. aLF is an activated form of Lactoferrin, a naturally occurring milk protein that has been shown to prevent harmful bacteria from attaching and growing on the surface of beef. In tests conducted at California Polytechnic State University, it was shown that aLF was effective in providing a high level of protection on fresh beef products from more than thirty different strains of harmful bacteria, including E. coli 0157:H7, Salmonella, Campylobacter, radiation-resistant strains and other pathogens.  aLF Ventures, LLC has an exclusive worldwide license to use aLF for food safety purposes on meat, dairy, produce and animal feed products.  aLF Ventures, LLC may not be able to commercially develop aLF into a product capable of achieving future revenues.  We have an approximately 24% interest in aLF Ventures, LLC.

Our food safety efforts incorporate a comprehensive network of leading technology that minimizes the risks involved in beef processing. Our proprietary BioLogic® Food Safety System promotes the production of clean, fresh, safe, high-quality beef products. The BioLogic® Food Safety System is an integrated company philosophy that helps to establish new principles in food safety. The BioLogic® Food Safety System divides our production facilities into five zones based on the potential for microbial contamination during the processing procedures that take place in each zone. Within each of the five zones, we employ our "Test, Track and Treat" approach, which provides on-going testing in each of the zones, effective tracking of the results of such tests and continuous treatments throughout the facilities. The Test, Track and Treat approach includes preventative measures such as equipment sterilization, hygiene, temperature control and ongoing testing to greatly reduce contamination risks.

Intellectual Property

We hold a number of trademarks and domain names that we believe are material to our business and which are registered with the United States Patent and Trademark Office, including National Beef®, BioLogic® Food Safety System, Black Canyon® Angus Beef, Naturewell™ Natural Beef and Leading the Way in Quality Beef™. We have also registered the National Beef® trade name and trademark in most of the foreign countries to which we sell our products. Currently, we have a number of trademark registrations pending in the United States and in foreign countries. In addition to trademark protection, we attempt to protect our unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

Competition

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle, as well as in the sale of beef products. Our products compete with a large number of other protein sources, including pork and poultry, but our principal competition comes from other beef processors, including Tyson Foods, Inc., Cargill Inc., Swift & Company and Smithfield Foods, Inc. Management believes that the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations and brand loyalty. Some of our competitors have greater financial and other resources and enjoy wider recognition for their consumer branded products.

Employees

As of August 27, 2005, we had approximately 6,700 employees. Approximately 2,700 of our employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2007. We consider our relations with our employees and the United Food and Commercial Workers International Union to be good.

Government Regulation and Environmental Matters

Our operations are subject to extensive regulation by the USDA, the Grain Inspection Packers and Stockyards Administration (GIPSA), the FDA, the EPA and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Recently, the food safety practices and procedures in the beef processing industry have been subject to more intense scrutiny and oversight by the USDA. For example, on January 12, 2004, FSIS published an interim final rule on Specified Risk Materials (SRMs) and requirements for non-ambulatory disabled cattle due to the finding of BSE in routine testing. NBP immediately implemented the appropriate programs/policies to ensure compliance with FSIS rules. The rule dealt with three Interim Regulations that prohibit the slaughter of non-ambulatory disabled cattle, require the description and removal of SRMs that are considered to be inedible, and restrict the use of captive bolt stunners that deliberately inject compressed air into the cranium of an animal.  We have historically and will continue to work closely with the USDA and any regulatory agencies to ensure that our operations comply with all applicable food safety laws and regulations.

Wastewater, stormwater, and air discharges from our operations are subject to extensive regulation by the EPA and other state and local authorities. Our Dodge City, Kansas and Liberal, Kansas facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act and implementing regulations.  These permits were renewed on January 11, 2005, and will expire on January 25, 2010.  We have an Environmental Compliance Management System (ECMS) in place for the Dodge City and Liberal plants that requires periodic and systematic self-auditing of compliance with all environmental requirements applicable to our operations.  We have a Compliance Calendar System in place at our Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities.  Through the implementation of the ECMS system, we have identified violations of the Kansas Air Quality Law and implementing regulations at our Dodge City, Kansas and Liberal, Kansas facilities.  We have reported these violations to the Kansas Department of Health and Environment (KDHE) and Region VII of the EPA.  These violations have been resolved through settlement agreements with KDHE without material costs to the company.  Our Dodge City, Kansas, Liberal, Kansas, Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities are also subject to risk management planning pursuant to the federal Clean Air Act.

All of our facilities are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and agreements or permits with municipal or county authorities.  Agreements are in effect for our Dodge City, Kansas and Moultrie, Georgia facilities that will continue unless amended or revoked pursuant to their terms.  We hold a permit for our Hummels Wharf, Pennsylvania facility from the Eastern Snyder County Regional Authority that automatically renews each year unless suspended or revoked pursuant to its terms.  We do not expect material costs in the continuation of these agreements and permit.  Stormwater discharges from our Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities are regulated pursuant to general permits issued by the states of Pennsylvania and Georgia, respectively.  The Pennsylvania general permit expires on June 30, 2006.  Our coverage under the Georgia general permit expired on May 31, 2003.  We anticipate coverage under a new general permit, which was issued by the Georgia Environmental Protection Division, but has been stayed pending resolution of two appeals of the permit.  Our coverage is anticipated to begin when the permit becomes final after resolution of the appeals.  Thereafter, we expect these permits to be reissued by the respective states, and we do not expect material costs in securing coverage under such permits.  Our Dodge City, Kansas facility has filed a notice of intent to be subject to the Kansas General Permit for Stormwater Discharges when promulgated.  Our Liberal, Kansas facility discharges stormwater to the publicly owned treatment works and thus has not been required to file a notice of intent.  Our Dodge City, Kansas, Liberal, Kansas and Hummels Wharf, Pennsylvania facilities are supplied by water from our wells.  We hold public water supply permits for our Dodge City, Kansas and Liberal, Kansas facilities that do not have expiration dates.

We are also subject to laws that provide for strict, and in certain circumstances joint and several, liability for remediation of hazardous substances at contaminated sites that could include current or former facilities or other sites where wastes we generated have been disposed.  Our Dodge City, Kansas and Liberal, Kansas facilities are small quantity or conditionally exempt generators of hazardous waste and are subject to recordkeeping, but not permit requirements.  Solid waste generated at our Dodge City, Kansas and Liberal, Kansas facilities is disposed of or composted.  A special waste permit is maintained by our Dodge City, Kansas facility for the disposal of certain animal parts for which no market currently exists.  The solid waste generated at our Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities is disposed of in a municipal landfill if it is general plant trash and is taken to renderers if it is usable waste.  We are not aware that we have any actual or potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund).  Our plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on the plant premises.

Our domestic operations are subject to the Packers and Stockyards Act of 1921 (PSA). This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires us to make payment for our livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, unless otherwise agreed to by our livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the PSA, we must hold our cash livestock purchases in trust for our livestock suppliers until they have received full payment of the cash purchase price. As of August 27, 2005, NBP has secured a bond of $25.7 million to satisfy these requirements.  The bond is supported by a $12.5 million letter of credit.

From time to time we receive notices from regulatory authorities and others asserting that we are not in compliance with some laws and regulations. In some instances, litigation ensues.  We are currently in receipt of one such notice, from the Bureau of Immigration and Customs Enforcement (BICE) that we do not believe will result in material liability, if any.  In May 2003, we received a request for information from BICE regarding the immigration status of our employees, and we have provided BICE with all requested information.  No fines or penalties have been suggested or discussed.

We believe that we currently are in substantial compliance with all governmental laws and regulations and maintain all material permits (other than the stormwater permit for our Moultrie, Georgia facility discussed previously) and licenses relating to our operations.  We are not aware of any violations of environmental or other laws and regulations that are likely to result in material penalties or pending changes in such laws or regulations that are likely to result in material cost increases.

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

We have a significant amount of debt.  As of August 27, 2005 we had $308.8 million of long-term debt, none of which was classified as a current liability.  As of August 27, 2005, our amended and restated credit facility consists of a $120.0 million term loan, of which $120.0 million was outstanding, and a $140.0 million revolving line of credit loan, which had outstanding borrowings of $15.0 million, outstanding letters of credit of $44.0 million and available borrowings of $74.1 million, based on the most restrictive financial covenant calculations.  In addition to outstanding borrowings on the amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $13.8 million, senior notes of $160.0 million, and operating lease commitments of $35.0 million as of August 27, 2005.  See  Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We may incur significant additional debt in the future. The terms of the indenture governing our senior notes permit us to incur additional debt in the future and our amended and restated credit facility permits additional borrowings under certain circumstances. As of August 27, 2005, we had approximately $74.1 million of availability under the most restrictive financial covenant calculations in our amended and restated credit facility. We may borrow funds to fund our capital expenditures and working capital needs. We also may incur additional debt to finance future acquisitions.

Restrictive covenants under our amended and restated credit facility and the indenture will limit our ability to operate our business.

Our amended and restated credit facility and the indenture governing our senior notes, contain, among other things, restrictive covenants that will limit our and our subsidiaries' ability to finance future operations or capital needs or to engage in other business activities. The indenture and our amended and restated credit facility restrict, among other things, our ability and the ability of our subsidiaries to:

  incur additional indebtedness or issue guarantees;

  create liens on our assets;

  make distributions on or redeem equity interests;

  make investments or acquisitions;

  make restricted payments;

  create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

  issue or distribute capital stock of our subsidiaries;

  enter into transactions with affiliates;

  enter into sale and leaseback transactions;

  engage in unrelated business activities;

  transfer or sell assets; and

  engage in mergers, consolidations or sell substantially all of our assets.

In addition, our amended and restated credit facility requires us to meet specified financial ratios and tests. These ratios and tests could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Events beyond our control, including changes in general business and economic conditions, may affect our ability to meet those financial ratios and tests. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing our senior notes or our amended and restated credit facility.

We may not meet those ratios and tests and our lenders may not waive any failure to meet those ratios and tests. A breach of any of those covenants or failure to maintain such ratios would result in a default under our amended and restated credit facility and any resulting acceleration under our amended and restated credit facility may result in a default under the indenture governing our senior notes. If an event of default under our amended and restated credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable which would result in an event of default under our senior notes. Our assets or cash flow may not be sufficient to repay in full our outstanding debt, including our senior notes.

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

  economic, industry and competitive conditions;

  operating difficulties, increased operating costs or pricing pressures we may experience; and

  delays in implementing any strategic projects.

Our margins may be negatively impacted by fluctuating raw material costs and selling prices and other factors that are outside of our control.

Our margins are dependent on the price at which our beef products can be sold and the price we pay for our raw materials, among other factors. These prices can vary significantly over a relatively short period of time as a result of a number of factors, including the relative supply and demand for live cattle and beef products, as well as the market for other protein products, such as pork and poultry. For example, beginning in March 2002, a month-long Russian trade embargo on chicken imported from the United States had the effect of increasing chicken supplies in the United States, which put downward pressure on demand and prices for red meat products.  In addition, closure of international markets to U.S. beef product exports as a result of the December 23, 2003 BSE discovery negatively affected U.S. beef product margins, as certain by-products, classified as SRMs, have been banned from use in feedstocks and the human food chain.  Some of these products previously enjoyed a market in foreign countries.  Smaller export markets have reopened their borders to U.S. beef; however, with the June 2005 announcement by the USDA of a second confirmed case of BSE in the U.S. there is further uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close.

The supply and market price of the livestock that constitute our principal raw material and represent the substantial majority of our cost of goods sold are dependent upon a variety of factors over which we have little or no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed, weather and livestock diseases.  Additionally, the closure of the U.S. border to Canadian livestock from May 2003 until July 2005 constrained the supply of cattle in the U.S. which resulted in higher overall fed cattle prices in the U.S. compared to Canada, and the closure prompted Canada to increase its processing capabilities, which may also have an adverse impact on our future margins.

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

Other than our existing arrangements with APC, Inc. and the United States military, we generally do not have long-term sales arrangements with our customers and, as a result, the prices at which we sell products to them are determined in large part by market forces. Our customers, including those with which we have long-term contracts, place orders for products on an as-needed basis and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. The loss of one or more of our key customers, a significant decline in the number of orders from one or more of our key customers or a significant decrease in beef product prices for a sustained period of time could have a material adverse effect on our business, financial condition or results of operations.

Wal-Mart's failure to continue purchasing from us could have a material adverse effect on our sales.

Sales to Wal-Mart Stores, Inc., or Wal-Mart, which does not cover our sales to Wal-Mart's affiliate Sam's Club, represented approximately 5% of our total net sales in FYE 2005. Our agreement with Wal-Mart expired on January 31, 2004 and we have not entered into a new agreement. If Wal-Mart does not continue to purchase from us, it could have a material adverse effect on our sales.

We are subject to extensive governmental regulation and our noncompliance with or changes in applicable requirements could adversely affect our business, financial condition, results of operations and cash flows.

Our operations are subject to extensive regulation and oversight by the USDA, the GIPSA, the FDA, and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. We are also subject to a variety of environmental laws and regulations, including those relating to wastewater and stormwater discharges, air emissions, waste handling and disposal, and remediation of soil and groundwater contamination that are administered by the EPA, state, local and other authorities. Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, recalls of our products or seizures of our properties, as well as potential criminal sanctions or personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase our costs and limit our business operations.

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

In FYE 2005, exports, primarily to China, Mexico, South Korea, Hong Kong and Thailand, accounted for approximately 7% of our total net sales. Our international activities expose us to risks not faced by companies that limit themselves to the domestic market. One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

For example, on December 23, 2003, it was announced by the USDA that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries representing a substantial share of NBP's export business closed their borders to the importation of edible beef products from the United States.  Responding to the loss of export markets, live cattle prices in the United States declined by approximately 18% within 3 days.  During the second quarter of FYE 2004, we recorded charges to earnings totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December 2003.  While exports of some beef products commenced once again to Mexico in April 2004, we cannot anticipate the duration of other continuing beef import bans or whether additional countries may impose similar restrictions.  In June 2005 the USDA announced a second confirmed case of BSE in the U.S., furthering uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close.  Thus far, the effect of resumed export of U.S. beef products to limited, smaller export markets has been marginal on the U.S. beef industry.

Other risks associated with our international activities include:

  changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we operate;

  exchange controls;

  changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

  potentially negative consequences from changes in regulatory requirements; and

  international conflict, including terrorist acts, which could significantly impact our financial condition and results of operations.

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

We have approximately 6,700 employees worldwide. Approximately 2,700 employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2007. A labor-related work stoppage by these unionized employees could limit our ability to process and ship our products or increase our costs, which could adversely affect our results of operations and financial condition. In addition, it is possible that any labor union efforts to organize employees at our non-unionized facilities might be successful and that any labor-related work stoppages at these non-unionized facilities in the future could adversely affect our results of operations and financial condition. In general, any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The consolidation of our retail and foodservice customers may put pressures on our operating margins.

In recent years, the trend among our retail and foodservice customers, such as supermarkets, warehouse clubs and foodservice distributors, has been towards consolidation. These consolidations, along with the entry of mass merchants into the grocery industry, have resulted in customers with increasing negotiating strength who tend to exert pressure on us with respect to pricing terms, product quality and new products. As our customer base continues to consolidate, competition for the business of fewer customers is expected to intensify. If we do not negotiate favorable terms of sale with our customers and implement appropriate pricing to respond to these trends, or if we lose our existing large customers, our profitability could decrease.

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

U.S. Premium Beef owns a majority interest in our company of approximately 53.2%. As a result, U.S. Premium Beef has the ability, through the actions of its representative on our Board of Managers, to cast the majority vote on many matters related to the business and affairs of our company. However, pursuant to our limited liability company agreement, U.S. Premium Beef's ability to cause us to take certain major corporate actions without the consent of NBPCo Holdings and management is limited. The interests of U.S. Premium Beef, NBPCo Holdings or management could conflict with the interests of other stakeholders of the Company.

We purchase a significant portion of our cattle through U.S. Premium Beef and its producer-owners and, because U.S. Premium Beef has a majority interest in our company, we may not be able to resolve conflicts with respect to these purchases on the most favorable terms to us.

U.S. Premium Beef and its producer-owners provided us with approximately 19% of our cattle requirements in FYE 2005 through the pricing grid process as more fully described in Item 13, Certain Relationships and Related Transactions. Conflicts of interest may arise between U.S. Premium Beef and us relating to our cattle purchases. If a dispute arises with U.S. Premium Beef, the settlement of the dispute may not be on terms as favorable as if we were dealing with an unaffiliated party.

ITEM 2.  PROPERTIES

We own our Dodge City, Kansas, Liberal, Kansas and Hummels Wharf, Pennsylvania facilities. We lease our headquarters facility in Kansas City, Missouri, our Kansas City Steak Company processing facility in Kansas City, Kansas and our case-ready facility in Moultrie, Georgia. We also lease our offices in Chicago, Illinois, Salt Lake City, Utah, Denison, Iowa, Dallas, Texas, Tokyo, Japan and Seoul, South Korea.  Our amended and restated credit facility is secured by a first priority lien on substantially all of our assets.  The facility locations and approximate daily processing levels are shown in the table below:

Location	Daily Processing
Processing Facilities:
Liberal, Kansas	6,000 head
Dodge City, Kansas	5,700 head
Case-Ready Facilities:
Hummels Wharf, Pennsylvania	101,000 pounds
Moultrie, Georgia	153,000 pounds
Portion Control Facility:
Kansas City, Kansas	38,500 pounds

ITEM 3.  LEGAL PROCEEDINGS

                For information regarding legal proceedings, see Note 10, Legal Proceedings to our consolidated financial statements included in Item 8 of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                There is no established public trading market for any class of common equity of National Beef Packing Company, LLC.  As of October 31, 2005, there were five record holders of Class A and/or Class B interests.

                  Cash distributions are paid not later than 30 days after the close of the tax year quarter end to the interest holders of Class A on a priority basis, and to Class B shares to make tax payments, to the extent permitted by our senior lenders and the indenture governing our senior notes.  See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  The payment of any other cash distributions would be made only from assets legally available for that purpose and would depend on the Company's financial condition, results of operations, and other factors then deemed relevant by the board of managers.

                National Beef did not sell any equity securities during FYE 2005 that were not registered under the Securities Act of 1933, as amended.  For a discussion of equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other data for, and as of the end of, each of the years in the five-year period ended August 27, 2005.  As a result of certain adjustments made in connection with the Transaction, the results of operations and financial position for the 24 days ended August 30, 2003, for the 52 weeks ended August 28, 2004 and for the 52 weeks ended August 27, 2005 are not comparable to prior periods.    The selected Statement of Operations Data and Selected Balance Sheet Data for the five fiscal years ended August 27, 2005 were derived from our audited consolidated financial statements.  Our fiscal year ends on the last Saturday in August.

The following table (amounts in millions) should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	Successor Entity			Predecessor Entity
	52 weeks ended	52 weeks ended	24 days ended	340 days ended	53 weeks ended	52 weeks Ended
	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002	August 25, 2001

Statement of Operations Data
Net sales	$4,338.9	$4,093.5	$282.8	$3,378.6	$3,246.8	$3,069.5
Costs and expenses:
Cost of sales	4,229.9	3,973.7	264.8	3,250.9	3,126.3	2,945.7
Selling, general and administrative	30.5	29.6	2.1	24.4	22.4	23.9
Depreciation and amortization	24.4	21.2	2.0	18.3	18.0	16.3
Operating income	54.1	69.0	13.9	85.0	80.1	83.6
Other income (expense):
Interest income	0.4	0.6	-	0.5	0.2	0.6
Interest expense	(28.6)	(25.9)	(1.7)	(5.6)	(7.4)	(3.1)
Other, net	(5.1)	0.3	(1.7)	(1.4)	4.6	(0.6)
Total other (expense), net	(33.3)	(25.0)	(3.4)	(6.5)	(2.6)	(3.1)
Net income	$20.8	$44.0	$10.5	$78.5	$77.5	$80.5

Selected Balance Sheet Data
Working Capital	$161.6	$166.0	$132.6	$108.7	$96.7	$91.8
Total assets	634.7	646.5	629.8	453.0	397.7	379.1

Long-term debt, including current maturities	$308.8	$335.1	$312.1	$117.8	$126.4	$40.6

Capital subject to redemption	$64.2	$62.5	$53.6	$-	$-	$-

Other Financial Data
Cattle processed (millions)	3.2	3.1	0.2	2.9	3.1	2.8
EBITDA (1)	$75.3	$91.2	$14.1	$102.2	$101.6	$100.2
Capital expenditures	$18.2	$32.5	$1.7	$32.0	$21.3	$41.2
Member distributions	$17.2	$24.4	$5.1	$-	$-	$-
Partner distributions	$-	$-	$-	$37.3	$144.0	$47.9

(1)

EBITDA represents earnings before net interest, taxes, depreciation and amortization.  EBITDA is presented because management believes that it is helpful to investors, securities analysts and other interested parties in evaluating our performance as compared to the performance of other companies in our industry.  EBITDA, with adjustments specified in our amended and restated credit facility, is also the basis for calculating our financial debt covenants under our amended and restated credit facility and for calculating whether we may incur additional indebtedness under the indenture governing our senior notes.  Accordingly, management believes that EBITDA is a useful indicator of our ability to incur and service debt obligations.  EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States of America.  It should not be considered an alternative to net income or income from operations or any other measure of performance derived in accordance with generally accepted accounting principles.  Our computation of EBITDA may not be comparable to other similarly titled measures computed by other companies because not all companies calculate EBITDA in the same fashion.

The following is a reconciliation of EBITDA to net income (amounts in millions):

	Successor Entity			Predecessor Entity
	52 weeks ended	52 weeks ended	24 days ended	340 days ended	53 weeks ended	52 weeks ended
	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002	August 25, 2001

Net income	$20.8	$44.0	$10.5	$78.5	$77.5	$80.5
Interest income	(0.4)	(0.6)	-	(0.5)	(0.2)	(0.6)
Interest expense	28.6	25.9	1.7	5.6	7.4	3.1
Depreciation and amortization	24.4	21.2	2.0	18.3	18.0	16.3
Income taxes	1.9	0.7	(0.1)	0.3	(1.1)	0.9
EBITDA	$75.3	$91.2	$14.1	$102.2	$101.6	$100.2

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1, Business - Risk Factors, Item 7, Disclosure Regarding Forward-Looking Statements and elsewhere in this report.

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

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review Item 1, Business - Risk Factors, included in this report, for other important factors that could cause actual results to differ materially from those in any such forward-looking statements.

Overview

In July 1992, John R. Miller, Timothy M. Klein and Scott H. Smith, in partnership with Farmland Industries, Inc. (Farmland), purchased the assets of Hyplains Dressed Beef, Inc., Dodge City, Kansas. Upon completion of the purchase, Hyplains Beef, LLC began a $20.0 million expansion project to add a boxed beef processing operation to the Dodge City facility. In December 1992, Mr. Miller and his management team assumed responsibility for the day-to-day operations of National Beef Packing Company, L.P. and, with Farmland, purchased its assets in April 1993. In 1995, Hyplains Beef, LLC and National Beef Packing Company, L.P. were merged into Farmland National Beef Packing Company, L.P. In 1997, U.S. Premium Beef purchased the interest of Mr. Miller and his management team and became partners with Farmland.  As described above in Item 1, Business - General, effective August 7, 2003, U.S. Premium Beef, Ltd. acquired a controlling interest in Farmland National Beef Packing Company, L.P. (FNBPC or Predecessor) and formed National Beef Packing Company, LLC (NBP or Successor) in a transaction accounted for as a purchase (the Transaction), following the bankruptcy of Farmland.

In calendar year 2004, we were the fourth largest beef processing company in the United States. In FYE 2005, we accounted for approximately 12.3% of the United States fed cattle processed. We process, package and deliver fresh beef for sale to customers in the United States and international markets. Our products include boxed beef and beef by-products, such as hides and offal. In addition, we sell value-added beef products including branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. We market our products to retailers, distributors, food service providers and the United States military. Our relationship with U.S. Premium Beef facilitates a vertically integrated business model and provides us with a significant portion of the high-quality cattle used in our boxed beef and value-added products.

The 2003 results discussed below include the historical results of Farmland National Beef Packing Company, L.P. for the period prior to the Transaction from September 1, 2002 through August 6, 2003 and the results of National Beef Packing Company, LLC from August 7, 2003 through August 30, 2003.  A new basis of accounting was established on the date of the closing of the Transaction (see description of the Transaction in Note 1 of our consolidated financial statements), and, therefore, the financial position and operating results after the Transaction are not consistent with the operating results before the Transaction.  However, management believes the most practical way to comment on the results of operations due to the short period following the Transaction (24 days) is to compare the sum of operating results for both these periods with subsequent fiscal years.

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

Financial Statement Accounts

Net Sales.    Our net sales are generated from sales of boxed beef, case-ready beef and pork, chilled and frozen export beef, portion control beef and beef by-products. Our net sales are affected by the volume of animals processed and the value that we extract from each animal. The value that we extract from cattle processed, the cut-out value, is affected by beef prices and product mix, as premium products and further processed products generate higher prices and operating margins. Our total value-added sales were approximately $970.9 million in FYE 2005, comprising approximately 22.4% of our total net sales. Our value-added products contribute significantly more, in terms of gross margin, than our traditional boxed beef products and are an important component of our profitability.  Wholesale beef prices fluctuate seasonally because of higher demand during the summer months. Wholesale beef prices also fluctuate because of changes in supply and demand for competing proteins and other foods, as well as changes in cattle supply, which have typically followed a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. We believe we are currently in the expansion phase of this cycle. In addition, beef and by-product sales are affected by the general economic environment and other factors.

Cost of Sales.    Our cost of sales is comprised of the cost of livestock and plant costs such as labor, packaging, utilities, and other facility expenses. Livestock is our highest cost component, representing 83.1% of cost of sales in FYE 2005. Total livestock costs are a function of the volume of animals processed and the price paid for each animal. Cattle prices vary over time and are affected by production cycles, weather, feed prices and other factors that affect the supply of and demand for livestock. Historically, changes in cut-out values, a representation normally expressed on a per hundred weight basis, of the sales value of a beef carcass, for our beef products and corresponding livestock costs have been positively correlated. As a result, our profitability is primarily affected by the difference between cut-out value and livestock cost, the volume of livestock processed and our processing yields, the amount of saleable product, typically expressed as a percentage of a total carcass weight. Labor and freight represented 4.2% and 2.7%, respectively, of cost of sales in FYE 2005.

Selling, General and Administrative Expenses.    Selling expenses consist primarily of salaries, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.

Outlook

The recent opening of the Canadian border to live cattle imports to the U.S. and the continued uncertainty of additional border openings in key markets creates a difficult environment for beef industry participants.  In general, domestic cattle supplies are anticipated to improve over the next two to three years, but with questions remaining regarding international market access, margins in the Core Beef segment can be expected to continue to be negatively impacted.

Recent Developments and Market Trends

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals, which occurred in May 2003 following the discovery of bovine spongiform encephalopathy (BSE) in Alberta that same month, tightened the U.S. cattle supply.  The closure of the U.S. border to Canadian livestock resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.  Although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. beef industry continued at a price disadvantage for both raw materials and boxed beef prices while the ban on importation of Canadian livestock was maintained.   The ban on the importation of Canadian cattle was in place from May 2003 to July 2005.

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of our export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head enjoyed by the U.S. packing industry.

All of these challenges resulted in tremendous volatility in U.S. livestock market prices during FYE 2003, FYE 2004 and FYE 2005.  In FYE 2003, 2004 and 2005, our total export sales were approximately 17%, 10% and 7%, respectively, of total net sales.

During the second quarter of FYE 2004, we recorded charges to sales and cost of sales totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December 2003.

On December 29, 2004, the USDA announced it had established conditions under which it would allow imports into the U.S. of live cattle under 30 months of age and certain other commodities from regions with effective BSE prevention and detection measures.  Prior to being able to import to the U.S., each country must undergo a thorough risk assessment to be recognized as a "minimal-risk region."  Canada was the first country recognized as a minimal-risk region and, as such, would have been eligible to export to the U.S. live cattle under 30 months of age (subject to certain restrictions), as well as certain other animals and products.  The risk assessment conducted by the USDA, as part of the rulemaking process to determine Canada's status as a minimal-risk region, included consideration of the possibility that Canada could experience additional cases of BSE.  The final rule was published in the January 4, 2005 Federal Register and was to become effective March 7, 2005 but was delayed by litigation.

On March 2, 2005, the U.S. District Court in Billings, Montana granted a preliminary injunction to delay the implementation of USDA's minimal-risk regions rule, temporarily blocking the opening of the Canadian border to the importation of live cattle under 30 months of age into the U.S.  On March 17, 2005, the U.S. Department of Justice, on behalf of the USDA, filed a request with the U.S. Court of Appeals for the Ninth Circuit requesting that the court overturn the decision issued by the U.S. District Court in Montana, which would re-establish trade with Canada for beef products and live cattle under 30 months of age.  The National Meat Association along with the Canadian Cattlemen's Association and the Alberta Beef Producers, who were all denied leave to intervene in the trial court, also appealed seeking to overturn the preliminary injunction.  In July 2005, the U.S. Court of Appeals for the Ninth Circuit overturned the March 2005 preliminary injunction issued by the U.S. District Court in Billings, Montana, which had continued the closure of the Canadian border to imports of live cattle.  The U.S. Court of Appeals ruling resulted in the immediate reopening of the Canadian border to live cattle imports.  A petition for rehearing of the Ninth Circuit's ruling to the entire panel of Ninth Circuit judges was rejected by the Ninth Circuit on October 13, 2005.  Although the Court of Appeals action does not completely dispose of the action in the lower court, the lower court may or may not enter final rulings that will permit continued trade in live animals and beef products between the two countries.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  Since the USDA enhanced surveillance program for BSE began in 2004, approximately 510,000 cattle have been tested for BSE using a rapid test.  Three of these animals tested inconclusive and were subsequently subjected to immunohistchemistry, or IHC, testing.  The IHC is an internationally recognized confirmatory test for BSE.  All three inconclusive samples tested negative using IHC.  The three samples were then tested by a second internationally recognized confirmatory test, referred to as the Western Blot test.  Of the three samples, two were negative but the third came back reactive.  Because of the conflicting results, the samples from the animal that tested reactive were sent to Weybridge, England for further testing and the results of that testing were confirmed on June 24, 2005 as positive for BSE.  In a USDA statement issued June 29, 2005, the cow was identified as born and raised in a herd in Texas and was approximately 12 years old.  In the USDA statement, USDA Chief Veterinarian John Clifford stated that the USDA believes, "it was most likely infected by consuming feed prior to the implementation of the ruminant-to-ruminant feed ban in 1997," and he emphasized "that this animal did not enter the human food chain."  Although the Secretary of the USDA has stated that there is no risk to animal or human health related to this case, the impact on the market created by this or other future tests is not possible to predict. Prior to this second confirmed case of BSE in the U.S., many countries had reopened their borders to allow the import of U.S. beef; however, this second confirmed case of BSE has led to uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close.

On October 31, 2005, a Japanese food safety panel responsible for recommendations concerning the importation of beef concluded that the risk of BSE in cattle 20 months of age and younger from the United States was very low.  The recommendation sets in motion a series of actions, including a month-long period for public comments, which could lead to the resumption of U.S. beef imports potentially before the end of the calendar year.  There can be no assurance that this action will result in the resumption of trade, or if so, when this will occur.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates and revises its estimates based on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates. Changes in our estimates could materially affect our results of operations and financial condition for any particular period. Our fiscal year ends on the last Saturday in August. We believe that our most critical accounting policies are as follows:

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

Goodwill.     In connection with the Transaction, we recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess as goodwill.  On an annual basis, we assess the goodwill balance for impairment.  In accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, this test involves comparing the fair value of each reporting unit to the unit's book value to determine if any impairment exists.  We calculate the fair value of each reporting unit using estimates of future cash flows.  Goodwill was tested for impairment, and, as of August 27, 2005, management determined there was no impairment.

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

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated (amounts in millions):

	Successor Entity		Combined	Successor Entity	Predecessor Entity
	52 weeks ended	52 weeks ended	364 days ended	24 days ended	340 days ended
	August 27, 2005	August 28, 2004	August 30, 2003	August 30, 2003	August 6, 2003

Net sales	$4,338.9	$4,093.5	$3,661.4	$282.8	$3,378.6
Costs and expenses:
Cost of sales	4,229.9	3,973.7	3,515.7	264.8	3,250.9
Selling, general and administrative	30.5	29.6	26.5	2.1	24.4
Depreciation and amortization	24.4	21.2	20.3	2.0	18.3
Operating income	54.1	69.0	98.9	13.9	85.0
Other income (expense):
Interest income	0.4	0.6	0.5	-	0.5
Interest expense	(28.6)	(25.9)	(7.3)	(1.7)	(5.6)
Other, net	(5.1)	0.3	(3.1)	(1.7)	(1.4)
Total other expense, net	(33.3)	(25.0)	(9.9)	(3.4)	(6.5)
Net income	$20.8	$44.0	$89.0	$10.5	$78.5

                Our fiscal year is the 52 or 53 week period ending on the last Saturday in August.  The results of operations for the 24 days ended August 30, 2003 are within a period for which demand for beef products was at a seasonally high level.

FYE August 27, 2005 Compared to FYE August 28, 2004

Net Sales.    Net sales were $4,338.9 million for FYE 2005, an increase of $245.4 million, or 6.0%, compared to $4,093.5 million for FYE 2004. The increase resulted primarily from an increase of approximately 4.4% in the number of cattle processed, at average weights about 2.9% higher than the prior year, which translates to an increase in pounds of beef products sold in the period.  Overall volume was higher due in part to long-term expansion at the Dodge City beef processing facility, despite market instability caused by the uncertainties created by BSE discoveries in the U.S.

Cost of Sales.    Cost of sales was $4,229.9 million for FYE 2005, an increase of $256.2 million, or 6.4%, from $3,973.7 million for FYE 2004. The majority of the increase came as a result of an increase of approximately 4.4% in the number of cattle processed, at average weights about 2.9% higher than the prior year, partially offset by an approximate 1.7% decrease in average live cattle prices.  Cost of sales, as a percentage of net sales, was 97.5% and 97.1% for FYE 2005 and FYE 2004, respectively.

Selling, General and Administrative Expenses.    Selling, general, and administrative expenses were $30.5 million for FYE 2005, an increase of $0.9 million or 3.0%, from $29.6 million for FYE 2004. The increase resulted primarily from an approximate $1.8 million increase in payroll and related expenses, an increase of approximately $0.5 million in professional services (partially due to additional services required for public reporting under the Sarbanes-Oxley Act of 2002) and an expense for state franchise taxes of approximately $0.3 million.  These increases were offset by the recovery of a bad debt expense incurred in FYE 2003 due to the bankruptcy of one of our customers of approximately $2.2 million.  Selling, general, and administrative expenses, as a percentage of net sales, were 0.7% for both FYE 2005 and FYE 2004.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $3.2 million, or 15.1%, for FYE 2005 compared to FYE 2004, due to additional assets being placed into service primarily at our beef processing plants during FYE 2005 and FYE 2004.

Operating Income.    Operating income was $54.1 million for FYE 2005, a decrease of $14.9 million, or 21.6%, from $69.0 million for FYE 2004. Operating income, as a percentage of net sales, was 1.2% and 1.7% for FYE 2005 and FYE 2004, respectively.  A small number of cases of BSE in Canada and the U.S. since May 2003 has caused many international importers to close their borders to U.S. beef products.  As a result of these actions and their corresponding effects on the aggregate supply of cattle and aggregate demand for beef products, the U.S. beef industry has experienced a noticeable compression of industry margins during the latter part of FYE 2004 and all of FYE 2005.

Interest Expense.    Interest expense was $28.6 million for FYE 2005 compared to $25.9 million for FYE 2004, an increase of $2.7 million, or 10.4%. The increase was due primarily to higher average interest rates in FYE 2005 compared to FYE 2004, as evidenced by an increase of approximately 200 basis points in the published LIBOR index interest rates as of August 27, 2005 compared to August 28, 2004, which is the basis for interest rates on most of our variable rate borrowings.

Other, net.    Other, net expenses were $5.1 million in FYE 2005 compared to income of $0.3 million in FYE 2004, a variance of $5.4 million.  FYE 2005 includes $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating our existing senior credit facility and income tax expense of $1.9 million recorded on the income for FYE 2005 for National Carriers, Inc., which is organized as a C Corporation.  FYE 2004 includes $1.1 million gain received through the demutualization of a company which held annuities for NBP employees, offset by income tax expense of $0.7 million recorded on the income for FYE 2004 for National Carriers, Inc.

FYE August 28, 2004 Compared to FYE August 30, 2003

Net Sales.    Net sales were $4,093.5 million for FYE 2004, an increase of $432.1 million, or 11.8%, compared to $3,661.4 million for FYE 2003. The increase resulted primarily from an increase of approximately 14.8% in average net sales prices, partially offset by a 2.4% decrease in the average live cattle weights, which translates to fewer pounds of beef products sold in the period.  The full year inclusion of National Carriers in FYE 2004 also contributed a moderate increase in sales.

Cost of Sales.    Cost of sales was $3,973.7 million for FYE 2004, an increase of $458.0 million, or 13.0%, from $3,515.7 million for FYE 2003. The majority of the increase came as a result of a 17.7% increase in the average price of cattle, partially offset by an approximate 2.4% decrease in average live cattle weights and a 0.7% decrease in the number of cattle slaughtered and processed. The full year inclusion of National Carriers in FYE 2004 also contributed a moderate increase in cost of sales.  Cost of sales, as a percentage of net sales, was 97.1% and 96.0% for FYE 2004 and FYE 2003, respectively.

Selling, General and Administrative Expenses.    Selling, general, and administrative expenses were $29.6 million for FYE 2004, an increase of $3.1 million or 11.7%, from $26.5 million for FYE 2003. The increase resulted primarily from the inclusion of National Carriers for full FYE 2004, since its purchase in March 2003. Selling, general, and administrative expenses, as a percentage of net sales, were 0.7% for both FYE 2004 and FYE 2003.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.9 million, or 4.4%, for FYE 2004 compared to FYE 2003, primarily due to the full year inclusion of National Carriers.

Operating Income.    Operating income was $69.0 million for FYE 2004, a decrease of $29.9 million, or 30.2%, from $98.9 million for FYE 2003. Operating income, as a percentage of net sales, was 1.7% and 2.7% for FYE 2004 and FYE 2003, respectively.  In May 2003 a cow in Canada was diagnosed with BSE, so the U.S. closed its border to the importation of live cattle from Canada.  The single case of BSE discovered in Washington state in December 2003 caused many international importers to close their borders to U.S. beef products.  As a result of these actions and their corresponding effects on the aggregate supply of cattle and aggregate demand for beef products, the U.S. beef industry has experienced a noticeable compression of industry margins during the latter part of FYE 2004.  We believe this was the reason for the reduced level of operating income during our fourth quarter of 2004, which has historically been a strong quarter for our industry.

Interest Expense.    Interest expense was $25.9 million for FYE 2004 compared to $7.3 million for FYE 2003, an increase of $18.6 million. The increase resulted primarily from the increased borrowings and higher average interest rates attributable to the Transaction.

Other, net.    In FYE 2004, our net non-operating income included the receipt of $1.1 million through the demutualization of a company which held annuities for NBP employees, offset by income tax expense of $0.7 million recorded on the income for FYE 2005 for National Carriers, Inc., which is organized as a C Corporation.  In FYE 2003 we recorded the cost of a bridge loan commitment fee of $1.7 million as well as the write-off of $1.6 million in unamortized debt issuance costs, both in connection with the Transaction, offset by the receipt of approximately $2.3 million as a result of a settlement related to anti-trust vitamin supplement litigation.  In addition, in FYE 2003 we incurred expenses in connection with our investment in an electronic commerce venture of $0.9 million.

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

Other-the Other segments of NBP consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company and Kansas City Steak Company, LLC, a portion control steak cutting operation.

The following table represents segment results for the periods indicated (amounts in thousands):

	Successor Entity		Combined	Successor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries			National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended August 27, 2005	52 weeks ended August 28, 2004	364 days ended August 30, 2003	24 days ended August 30, 2003	340 days ended August 6, 2003
Net sales
Core Beef	$4,350,616	$4,151,809	$3,749,476	$285,541	$3,463,935
Other	187,852	163,866	91,997	15,534	76,463
Eliminations	(199,548)	(222,194)	(180,018)	(18,243)	(161,775)
Total	$4,338,920	$4,093,481	$3,661,455	$282,832	$3,378,623

Depreciation and amortization
Core Beef	22,837	19,134	18,761	1,845	16,916
Other	1,612	2,036	1,662	210	1,452
Total	24,449	21,170	20,423	2,055	18,368

Operating income
Core Beef	48,460	65,527	97,273	14,119	83,154
Other	5,642	3,532	1,569	(216)	1,785
Total	54,102	69,059	98,842	13,903	84,939

Interest income	380	549	552	41	511
Interest expense	(28,552)	(25,909)	(7,250)	(1,690)	(5,560)
Other income (expense)	(3,132)	1,355	(2,766)	(1,755)	(1,011)
Minority interest	(160)	(313)	(123)	(2)	(121)
Total income before taxes	$22,638	$44,741	$89,255	$10,497	$78,758

	August 27, 2005	August 28, 2004
Assets
Core Beef	$605,641	$620,679
Other	28,779	26,426
Eliminations	257	(584)
Total	$634,677	$646,521

FYE August 27, 2005 Compared to FYE August 28, 2004

Core Beef

Net Sales.  Net sales for Core Beef were $4,350.6 million in FYE 2005 compared to $4,151.8 million in FYE 2004, an increase of 4.8%. The increase of $198.8 million was due to an increase of approximately 4.4% in the number of cattle processed, at average weights about 2.9% higher than FYE 2004, which contributed to an increase in pounds of beef products sold in the period.  Overall volume was higher due in part to long-term expansion at the Dodge City processing plant, despite market instability caused by the uncertainties created by BSE discoveries in the U.S.

Depreciation and Amortization.  Depreciation and amortization of Core Beef was $22.8 million in FYE 2005 compared to $19.1 million in FYE 2004, an increase of $3.7 million or 19.4%. The increase was primarily due to additional assets being placed into service, primarily at our Dodge City beef processing plant during FYE 2005 and FYE 2004.

Operating Income.  Operating income for Core Beef was $48.5 million in FYE 2005 compared to $65.5 million in FYE 2004, a decrease of $17.0 million or 25.9%. The decrease resulted primarily from pressured margins in the beef industry over the previous year. A small number of cases of BSE in Canada and the U.S. since May 2003 has caused many international importers to close their borders to U.S. beef products.  As a result of these actions and their corresponding effects on the aggregate supply of cattle and aggregate demand for beef products, the U.S. beef industry has experienced a noticeable compression of industry margins during the latter part of FYE 2004 and all of FYE 2005.

Other

Net Sales.  Net sales for Other were $187.9 million in FYE 2005 compared to $163.9 million in FYE 2004, an increase of $24.0 million or 14.6%. The increase was due to market conditions in the transportation industry where freight capacity has been exceeding truck availability, allowing rate increases in our transportation operations, and increased sales volume at our portion control processing facility.

Depreciation and Amortization.  Depreciation and amortization for Other was $1.6 million for FYE 2005 compared to $2.0 million in FYE 2004, a decrease of $0.4 million or 20.0%. The decrease was due primarily to National Carriers transitioning from owning trucks to leasing them under operating lease agreements throughout FYE 2005.

Operating Income.  Operating income for Other was $5.6 million in FYE 2005 compared to $3.5 million in FYE 2004, an increase of $2.1 million or 60%. The increase was due primarily to the rate increases and improved operating efficiencies in our transportation operations.

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

Operating Income.  Operating income for Core Beef was $65.5 million in FYE 2004 compared to $97.3 million in FYE 2003, a decrease of $31.8 million or 32.7%. The decrease resulted primarily from pressured margins in the beef industry over the previous year. FYE 2004 includes a 14.8% increase in the average net sales price of beef products, but this was more than offset by a 17.7% increase in the average price of cattle in the same period. In May 2003 a cow in Canada was diagnosed with BSE, so the U.S. closed its border to the importation of live cattle from Canada.  The single case of BSE discovered in Washington state in December 2003 caused many international importers to close their borders to U.S. beef products.  As a result of these actions and their corresponding effects on the aggregate supply of cattle and aggregate demand for beef products, the U.S. beef industry has experienced a noticeable compression of industry margins during FYE 2004.  We believe this was the reason for the reduced level of operating income during our fourth quarter of 2004, which has historically been a strong quarter for our industry.

Other

Net Sales.  Net sales for Other were $163.9 million in FYE 2004 compared to $92.0 million in FYE 2003, an increase of $71.9 million or 78.2%. The increase was due primarily to the full year inclusion of National Carriers in FYE 2004, which was acquired on March 28, 2003.

Depreciation and Amortization.  Depreciation and amortization for Other was $2.0 million for FYE 2004 compared to $1.7 million in FYE 2003, an increase of $0.3 million or 17.6%. The increase was due primarily to the full year inclusion of National Carriers in FYE 2004.

Operating Income.  Operating income for Other was $3.5 million in FYE 2004 compared to $1.6 million in FYE 2003, an increase of $1.9 million. The increase was due primarily to the full year inclusion of National Carriers in FYE 2004.

Liquidity and Capital Resources

As of August 27, 2005 we had net working capital of $161.6 million, which included $4.6 million in distributions payable, and cash and cash equivalents of $33.9 million, including $3.9 million restricted to IRB approved expenditures.  As of August 28, 2004, we had net working capital of $166.0 million, which included $5.5 million in distributions payable, and cash and cash equivalents of $28.0 million, including $8.4 million restricted to IRB approved expenditures.  Our primary sources of liquidity are cash flow from operations and available borrowings under our amended and restated credit facility.

As of August 27, 2005, we had $308.8 million of long-term debt, none of which was classified as a current liability.  As of August 27, 2005, our amended and restated credit facility consisted of a $120.0 million term loan, of which $120.0 million was outstanding, and a $140.0 million revolving line of credit loan, which had outstanding borrowings of $15.0 million, outstanding letters of credit of $44.0 million and available borrowings of $74.1 million, based on the most restrictive financial covenant calculations.  Cash flow from operations and borrowings under our amended and restated credit facility have funded our working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our amended and restated credit facility as of August 27, 2005.

In addition to outstanding borrowings under our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $13.8 million and senior notes of $160.0 million as of August 27, 2005.

Capital spending through FYE 2006 is expected to approximate $40.0 million, with projects already initiated at August 27, 2005 accounting for $5.5 million of that amount. These expenditures, as well as proposed new capital projects expected to start during FYE 2006, are primarily for plant expansion, renewals and improvements.

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

Operating Activities

Net cash provided by operating activities was $62.8 million in FYE 2005 and $45.7 million in FYE 2004. The $17.1 million increase was due primarily to an increase in working capital resulting partially from increased accounts receivable collections, offset by lower net income in FYE 2005.

Net cash provided by operating activities was $45.7 million in FYE 2004 and $78.2 million in FYE 2003. The $32.5 million decrease was due primarily to lower net income in 2004, partially offset by the return of a cash deposit previously used to satisfy the requirements of the Packers and Stockyards Act of 1921.

Investing Activities

Net cash used in investing activities was $16.7 million in FYE 2005 compared to $31.2 million for FYE 2004, a decrease of $14.5 million. The decrease was due primarily to decreased capital spending in FYE 2005.

Net cash used in investing activities was $31.2 million in FYE 2004 compared to $275.0 million for FYE 2003, a decrease of $243.8 million. The decrease was due primarily to the 2003 funding of the Transaction and funding of the acquisition of National Carriers.

Financing Activities

Net cash used in financing activities was $40.3 million in FYE 2005 compared to $17.8 million for FYE 2004. The increase in FYE 2005 of $22.5 million was due primarily to a lower revolving credit line balance in FYE 2005, partially offset by a decrease in the member distributions paid in FYE 2005.

Net cash used in financing activities was $17.8 million in FYE 2004 compared to cash provided by financing of $197.4 million for FYE 2003. The decrease in FYE 2004 of $215.2 million was due primarily to the FYE 2003 issuance of Senior Notes and member contributions associated with the Transaction.

Amended Senior Credit Facility

Effective December 30, 2004, we amended and restated our existing senior credit facility with a consortium of banks.  The facility now consists of a $120.0 million term loan that matures in December 2014 and a $140.0 million revolving line of credit loan that matures in December 2009 that is subject to certain borrowing base limitations.  The amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.6 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million were recorded in Other, net in the Statement of Operations during fiscal year 2005.

The borrowings under the revolving loan are available for our working capital requirements, capital expenditures and other general corporate purposes.  The amended and restated credit facility is secured by a first priority lien on substantially all of our assets.  The principal amount outstanding under the term loan is due and payable in equal quarterly installments of $6.0 million on the last business day of each March, June, September and December commencing on March 31, 2010 and ending on December 29, 2014.  Prepayment is allowed at any time.

Our amended and restated credit facility contains covenants that limit our ability to incur additional indebtedness, sell or dispose of assets, make capital expenditures, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) our election (the Conversion Date).  At our election, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of August 27, 2005, the interest rate for the term loan was equal to LIBOR plus 275 basis points (6.1%) and the weighted average interest rate for the revolving loan was equal to LIBOR plus 250 basis points (6.0%).  After the Conversion Date the interest rate for the term loan and revolving loan is determined by reference to a matrix of rates keyed to our funded debt to EBITDA ratio.

The amended and restated credit facility also imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After the Conversion Date, we will be subject to covenants imposing a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  As defined in the amended credit facility, EBITDA contains specified adjustments.  On August 27, 2005, we were in compliance with all financial covenants.

Effective July 7, 2005, the amended and restated credit facility was amended to allow us to purchase up to $30 million in cumulative purchase price (including any premium) of our 10‑1/2% Senior Notes due August 1, 2011 so long as we are not in default under the facility at the time of the purchase or as a result of the purchase.

Effective October 14, 2005, we further amended our existing senior credit facility to reflect changes in the covenant limiting our net capital expenditures.  There were no changes to the remaining covenants in the credit facility.  Our net capital expenditures are now limited to $64 million in the combined period of FYE 2005 and FYE 2006, $35 million in FYE 2007 and $40 million in FYE 2008 and fiscal years thereafter.  Prior to this amendment, FYE 2005 and FYE 2006 were separately limited to $32 million each year.

Industrial Revenue Bonds

In conjunction with the amendment and restatement of our credit facility, effective December 30, 2004, we entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City purchased our Dodge City facility (the "facility") by issuing $102.3 million in bonds due in December 2014, and leased the facility to us for an identical term under a capital lease.  The City's bonds were purchased by us using proceeds of our term loan under the amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, we, in effect, control enforcement of the lease against ourselves.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP's consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides us with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on our behalf to fund the purchase of equipment and construction of improvements at our facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. Pursuant to a lease agreement, we lease the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds. Each series of bonds is backed by a letter of credit under our amended and restated credit facility.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 2.3% in FYE 2005. We have the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days' notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

Utilities Commitment

Effective December 30, 2004, we finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, we have committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million was paid in fiscal year 2005.  Payments under the commitment will be $1.2 million in fiscal year 2006, $1.4 million in fiscal year 2007, $1.4 million in fiscal year 2008, $1.4 million in fiscal year 2009 and $1.7 million in fiscal year 2010, with the balance of $11.4 million to be paid in subsequent years.

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

  incur additional indebtedness;

  make restricted payments;

  make distributions on or redeem our equity interests;

  sell our assets;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

Cash Payment Obligations

The following table describes our cash payment obligations as of August 27, 2005 (in thousands):

	Total	Year 1 FY06	Year 2 FY07	Year 3 FY08	Year 4 FY09	Year 5 FY10	After Year 5
Term loan facility	$120,000	$-	$-	$-	$-	$12,000	$108,000
Revolving credit facility	15,000	-	-	-	-	15,000	-
Senior Notes	160,000	-	-	-	-	-	160,000
Industrial Revenue Bonds	13,850	-	-	-	-	5,850	8,000
Operating leases	34,962	8,514	7,067	6,115	4,109	3,650	5,507
Purchase commitments	4,708	4,708	-	-	-	-	-
Cattle commitments (1)	61,019	61,019	-	-	-	-	-
Utilities commitment	18,503	1,179	1,418	1,399	1,379	1,737	11,391
Total	$428,042	$75,420	$8,485	$7,514	$5,488	$38,237	$292,898

                (1)  We make a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to our plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at our facilities.  This amount approximates our outstanding cattle commitments at August 27, 2005.

Off-Balance Sheet Arrangements

As of August 27, 2005 we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe that our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material affect on our operations in FYE 2005, 2004 and 2003. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

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

The following table describes the number of futures positions and the fair value of those positions and related firm commitments at August 27, 2005 and August 28, 2004.  A position in live cattle consists of 40,000 pounds.  Firm commitments for purchase are for live cattle and firm commitments for sales are for boxed beef (dollars in thousands).

	Positions expiring
August 27, 2005	within 1 year	Fair Value
Live Cattle
Futures long . . . . . . . . . . . . . . . . . . .		$-
Futures short . . . . . . . . . . . . . . . . . . .	443	(51)
Firm Commitments Purchase . . . . . .		62
Firm Commitments Sale . . . . . . . . .		-

August 28, 2004
Live Cattle
Futures long . . . . . . . . . . . . . . . . . . .		$-
Futures short . . . . . . . . . . . . . . . . . . .	55	96
Firm Commitments Purchase . . . . . .		(96)
Firm Commitments Sale . . . . . . . . .		-

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

We have long-term debt with variable interest rates. Our variable interest expense is sensitive to changes in the general level of interest rates.  As of August 27, 2005, most of our debt is borrowed at LIBOR plus a weighted average margin rate of 2.75%. As of August 27, 2005, the weighted average interest rate on our $148.8 million of variable interest debt was approximately 5.8%.

We had total interest expense of approximately $28.6 million in FYE 2005 and approximately $25.9 million in FYE 2004. The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $3.3 million in FYE 2005 and approximately $3.4 million in FYE 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Our consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 27, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

	Age as of
Name	August 27, 2005	Positions

John R. Miller	52	Chief Executive Officer and Manager

Timothy M. Klein	48	President and Chief Operating Officer

Jay D. Nielsen	50	Chief Financial Officer

Terry L. Wilkerson	54	Executive Vice President, Strategic Business Development

David L. Grosenheider	48	Executive Vice President, Beef Operations

Monte E. Lowe	47	Executive Vice President, Sales and Marketing

Scott H. Smith	52	General Counsel and Secretary

Steven D. Hunt	46	Chairman of Board of Managers

Richard A. Jochum	45	Manager

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

Jay D. Nielsen has been our Chief Financial Officer since 1997 and has worked at National Beef since 1992.

Terry L. Wilkerson became our Executive Vice President, Strategic Business Development in April 2005.  From 1998 to 2005, Mr. Wilkerson served as our Executive Vice President of Operations.

David L. Grosenheider became our Executive Vice President, Beef Operations in April 2005.  Mr. Grosenheider served as our Executive Vice President of Case-Ready Meats from June 2003 to April 2005. From 1999 to June 2003, Mr. Grosenheider served as our Executive Vice President of Systems and Planning and from 1993 to 1998 as our Vice President of Operational Affairs.

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

Audit Committee

The board of managers of NBP has established an audit committee consisting of Messrs. Hunt and Jochum, even though it is not required to do so. The Board of Managers has determined that Mr. Hunt is an "audit committee financial expert" as defined in Item 401(h)(2) of Regulation S-K promulgated by the Securities and Exchange Commission, but is not independent as defined by NASDAQ.

Code of Ethics

            NBP has adopted a corporate code of ethics for its principal executive officer, principal financial officer and principal accounting officer or controller within the meaning of the rules and regulations of the Securities and Exchange Commission.  A copy of the Code may be obtained, without charge, upon written request to Jay Nielsen, Chief Financial Officer, National Beef Packing Company, LLC, P. O. Box 20046, Kansas City , Missouri 64195.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation information for our Chief Executive Officer and our four other executive officers who were the most highly compensated for the FYE August 27, 2005. We refer to these individuals collectively as our "named executive officers."

Summary Compensation Table
						Long-Term
						Compensation
		Annual Compensation				Payouts

					Other Annual	LTIP	All Other
	Fiscal	Salary	Bonus		Compensation	Payouts	Compensation
Name and Principal Position	Year	($)	($)		($) (1)	($)	($) (2)

John R. Miller	2005	900,000	372,555	(3)	-	-	3,510
Chief Executive Officer	2004	900,000	980,368	(3)	-	-	3,333
	2003	615,000	19,726	(3) (4)	-	-	3,578

Timothy M. Klein	2005	500,000	186,278	(3)	-	-	4,010
President and Chief	2004	500,000	490,184	(3)	-	-	3,310
Operating Officer	2003	376,500	225,178	(3) (5)	-	-	4,090

Terry L. Wilkerson	2005	195,000	8,529	(6)	-	-	3,900
Executive Vice President,	2004	195,000	46,113	(6) (7)	-	-	3,525
Strategic Business Development	2003	178,461	285,423	(6) (7)	-	-	3,621

David L. Grosenheider	2005	195,000	8,529	(6)	-	-	3,900
Executive Vice President,	2004	195,000	46,113	(6) (7)	-	-	3,675
Beef Operations	2003	166,058	276,889	(6) (7)	-	-	3,479

Monte E. Lowe	2005	185,769	8,126	(6)	-	-	2,600
Executive Vice President,	2004	167,789	44,432	(6) (7)	-	-	2,600
Sales and Marketing	2003	156,923	270,605	(6) (7)	-	-	2,750

(1)	None of the perquisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 and 10% of the total annual salary and bonus received by each named executive officer.
(2)	Represents the Company's contribution to each named executive officer under the National Beef Packing Company, LLC Profit Sharing and Savings Plan.
(3)	Amounts include quarterly and annual bonuses pursuant to employment agreements with Mr. Miller and Mr. Klein.
(4)

Does not include (i) $2,804,151 earned by Mr. Miller in fiscal year 2003 pursuant to his prior employment arrangements and (ii) $1,264,763 representing the pro rata portion of a bonus based on the Company's income over a three year period and earned by Mr. Miller in fiscal year 2003 pursuant to his prior employment arrangements. Mr. Miller will receive 6,057,143 Class A interests and 609,524 Class C interests in lieu of cash payments owed under prior employment arrangements pursuant to a deferred equity compensation agreement entered into in connection with the Transaction.

(5)

Does not include (i) $1,402,075 earned by Mr. Klein in fiscal year 2003 pursuant to his prior employment arrangements and (ii) $715,524 representing the pro rata portion of a bonus based on the Company's income over a three year period and earned by Mr. Klein in fiscal year 2003 pursuant to his prior employment arrangements. Mr. Klein will receive 3,028,571 Class A interests and 304,762 Class C interests in lieu of cash payments owed under prior employment arrangements pursuant to a deferred equity compensation agreement entered into in connection with the Transaction. Of the amount shown, $215,315 represents amounts earned under these prior employment arrangements that exceeded the amount required to purchase these interests and $9,863 represents the quarterly bonus paid after the Transaction that was earned under Mr. Klein's employment agreement in fiscal year 2003.

(6)

Includes amounts earned pursuant to the Management Incentive Program. The Management Incentive Program has been established to provide additional incentive compensation opportunities for certain personnel employed by the Company. Bonuses are earned under the Plan if the Company attains a specified return on capital in the applicable fiscal year. Bonus amounts are determined based on the participant's length of service with the Company or based on the participant's gross earnings.  In 2005 no amounts were earned pursuant to the Management Incentive Program.  The 2005 amount represents a discretionary bonus distribution.  In 2004, Messrs. Wilkerson, Grosenheider and Lowe earned $13,585, $13,585 and $11,904, respectively; and in 2003, Messrs. Wilkerson, Grosenheider and Lowe earned $122,782, $114,248 and $107,964, respectively, under the Management Incentive Program.

(7)

Includes amounts earned pursuant to the Management Long Term Incentive Plan.  The Management Long Term Incentive Plan provides annual incentive compensation opportunities for designated management employees of the Company based on the attainment of highly focused yearly performance goals. Participation is determined by the Chief Executive Officer for each fiscal year and is limited to management positions that have a significant impact on the Company's long term, strategic results. The Chief Executive Officer establishes performance goals for each fiscal year that focus on one, or a very few, key measurable results of strategic financial importance to the Company. Upon the attainment of the performance goals and in recognition of other outstanding contributions, a participant earns a cash award that will begin vesting three years after the close of the fiscal year in which the award was made and will vest in equal installments over a three-year period.  No amounts were earned under the plan in 2005.  Messrs. Wilkerson, Grosenheider and Lowe each earned $32,528 in 2004.  The amounts earned in 2004 will vest, together with accrued interest, in three equal installments at the end of fiscal years 2007, 2008 and 2009.  Messrs. Wilkerson, Grosenheider and Lowe each earned $162,641 in 2003.  The amounts earned in 2003 will vest, together with accrued interest, in three equal installments at the end of fiscal years 2006, 2007 and 2008.

Employment Arrangements

On August 6, 2003, we entered into an agreement with John R. Miller to continue to serve as our Chief Executive Officer for a term of five years at an initial annual salary of $900,000. In addition to his salary, Mr. Miller will receive a quarterly bonus of approximately $75,000 per fiscal quarter (so long as we are permitted to make restricted payments pursuant to our amended and restated credit facility), an annual bonus based on our earnings before taxes for each year and long-term bonuses based on our earnings before interest and taxes. Mr. Miller will be entitled to receive benefits described in his employment agreement and other customary benefits in accordance with our Company policies.

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

On August 6, 2003, we entered into an agreement with Mr. Klein to continue to serve as our President and Chief Operating Officer for a term of eight years at an initial annual salary of $500,000. In addition to his salary, Mr. Klein will receive a quarterly bonus of approximately $37,500 per fiscal quarter (so long as we are permitted to make restricted payments pursuant to our amended and restated credit facility), an annual bonus based on our earnings before taxes for each year and long-term bonuses based on our earnings before interest and taxes. Mr. Klein will be entitled to receive benefits described in his employment agreement and other customary benefits in accordance with Company policies.

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

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as of August 27, 2005 with respect to the beneficial ownership of the membership interests of National Beef by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of National Beef, (ii) each of the members of our board of managers, (iii) each of our named executive officers, (iv) other executive officers who beneficially own membership interests in National Beef, and (v) all of the members of our board of managers and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

Beneficial Owner	Class B Interest	Percentage of Class
U.S. Premium Beef, LLC	10,000,000	53.16%
NBPCo Holdings, LLC (1)	3,810,044	20.26
David L. Grosenheider	-	-
Steven D. Hunt	-	-
Richard A. Jochum	-	-
Timothy M. Klein (2)	1,428,571	7.59
Monte E. Lowe	-	-
John R. Miller (3)	2,857,143	15.19
Scott H. Smith (4)	714,286	3.80
Terry L. Wilkerson	-	-
All managers and executive officers as a group (9 persons)	5,000,000	26.58%

(1)	Eldon N. Roth is the controlling stockholder of NBPCo Holdings, LLC and is deemed to beneficially own the interests held by NBPCo Holdings, LLC.
(2)	Mr. Klein holds some of his interests through TKK Investments, LLC, and TMKCo., LLC, both of which are Missouri limited liability companies that are beneficially owned by Mr. Klein.
(3)	Mr. Miller holds some of his interests through French Basin Land & Cattle Co. LLC, a Utah limited liability company that is beneficially owned by Mr. Miller.
(4)	Mr. Smith holds his interests through S-B Enterprises V, LLC, a Utah limited liability company that is beneficially owned by Mr. Smith.

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

Class A Interests. Class A interests are non-voting and are entitled to a priority distribution of 5% per year on the face amount of the Class A interests, payable not later than 30 days after the close of our tax year quarters in cash to the extent permitted by our senior lenders and the indenture governing the senior notes. The face amount of the Class A interests, together with all unpaid priority distributions, will be distributed on a priority basis upon liquidation.

Class B Interests. Class B interests, together with the Class C interests described below, are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by us after allocation of income attributable to the Class A priority distribution. In addition, the holders of Class B interests are entitled to receive quarterly distributions to make tax payments, which consist of 48% of our remaining estimated taxable net income after the Class A priority distributions are made. Certain of the Class B interests (B-2 interests) issued to management are in the form of "profits interests" issued in exchange for services previously rendered. The B-2 interests have rights in liquidation only to the extent of their profits interest. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

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

U.S. Premium Beef holds approximately 53.2% of the Class B interests, as well as approximately 72.9% of the outstanding Class A interests, with an aggregate face amount of approximately $88.8 million. NBPCo Holdings owns approximately 20.2% of the Class B interests, as well as approximately 25.9% of the outstanding Class A interests, with an aggregate face amount of approximately $31.6 million. Messrs. Miller, Klein and Smith own approximately 26.6% of the Class B interests, and Mr. Smith owns approximately 1.2% of the outstanding Class A interests with an aggregate face amount of approximately $1.5 million. Upon the occurrence of specified major liquidity transactions or in August 2008, Messrs. Miller and Klein will be issued an aggregate of up to 9,085,714 Class A interests with an aggregate face amount of approximately $9.1 million and up to 914,286 Class C interests with an aggregate face amount of approximately $0.9 million in lieu of approximately $10 million in cash payments owed under prior or existing employment arrangements pursuant to deferred compensation agreements entered into in connection with the Transaction. See Item 11, Executive Compensation-Employment Arrangements. These amounts were previously expensed as compensation expense in our financial statements.

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

Transactions with U.S. Premium Beef

In December 1997, we entered into a contract with U.S. Premium Beef to purchase a portion of our annual cattle requirements.  In connection with U.S. Premium Beef's purchase of its interest in Farmland National Beef, U.S. Premium Beef obtained the right, and became subject to the obligation, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef's ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  At the beginning of FYE 2005, U.S. Premium Beef converted to a limited liability company.  U.S. Premium Beef now facilitates the delivery of cattle annually to us through its individual producer-owners.  The purchase price for the cattle is determined by our pricing grid, which, under the terms of our agreement with U.S. Premium Beef, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing we offer to other suppliers. During FYE 2005, we obtained approximately 19% of our cattle requirements through this pricing grid process from U.S. Premium Beef and its producer-owners.  Under the terms of the Transaction, any new purchase agreements and payment formulas with U.S. Premium Beef must be consistent with our agreement existing at the time of the Transaction.

Transactions with Beef Products, Inc.

Since 1994, we have had a business relationship with Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings, whereby we sell beef trimmings, referred to as trim, to BPI, and we purchase processed lean beef from BPI for use in our ground beef operations. Our aggregate sales of trim to BPI totaled approximately $61.2 million in FYE 2005.  Our aggregate purchases of processed lean beef from BPI totaled approximately $19.1 million in FYE 2005.

Transactions with John R. Miller

In December 1998, the Predecessor entered into an aircraft lease agreement under which it leased a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, our Chief Executive Officer, is the beneficial owner. The term of the lease was for five years and could have been terminated by either John R. Miller Enterprises, L.L.C. or us on 90 days' prior written notice. During the FYE August 27, 2005, we paid $0.07 million to lease the aircraft and $0.03 million into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.  The lease expired on December 15, 2003.  We still use this aircraft on an as needed basis, with the payment terms, including the payments into the engine replacement reserve account, essentially identical to the lease agreement, except the monthly usage payment is calculated on the actual hours used, not to exceed the monthly lease payment we paid while the lease was active.  There is no lease agreement in effect for this aircraft.

In October 2003, we entered into an aircraft lease agreement under which we lease a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, our Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the FYE August 27, 2005, we paid $0.5 million to lease the aircraft and $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, we entered into an aircraft lease agreement under which we lease a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, our Chief Executive Officer, is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the FYE August 27, 2005, we paid $0.5 million to lease the aircraft and $0.06 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

We believe that the terms of these aircraft leases are at least as favorable to us as we could have obtained from unaffiliated third parties.

We paid a per person fee for lodging and meals of $0.1 million in FYE 2005 to J. R. Miller Ranches, LLC, in which John R. Miller holds a beneficial interest, for management meetings held at John R. Miller's property in Montana.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

                KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 27, 2005 and August 28, 2004.

Type of Service	FYE 2005	FYE 2004
	(amounts in thousands)
Audit Fees	$232	$219
Audit-Related Fees	14	99
Tax Fees	90	133
All Other Fees	-	-
Total	$336	$451

Audit Fees

Audit fees relate to the audit of our consolidated financial statements and regulatory filings, and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees in FYE 2004 primarily relate to our filings of Registration Statements on Form S-4 and our Prospectus under Rule 424(b)(3) of the Securities Act of 1933 for our senior notes and other consultations on accounting related matters.

Tax Fees

Tax fees relate to tax compliance, tax advice and tax planning services.

All Other Fees

We did not pay any other type of fee and did not receive any other services from KPMG LLP during FYE 2005 and FYE 2004.

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

(2)       The financial statement schedule required to be filed by Item 8 of this report is set forth in Item 15(c), Financial Statement Schedules contained herein.

(b) The following documents are filed or incorporated by reference as exhibits to this report:

3.1(a)

Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of August 6, 2003 (incorporated herein by reference to Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 28, 2005, filed with the SEC on July 11, 2005).

3.1(b)	Amendment to the Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of July 7, 2005 (incorporated by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 28, 2005, filed with the SEC on July 11, 2005).

3.2(a)	Certificate of Incorporation of NB Finance Corp. (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

3.2(b)	Bylaws of NB Finance Corp. (incorporated herein by reference to Exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

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

10.4(a)

Fourth Amended and Restated Credit Agreement dated as of December 29, 2004 ("Credit Agreement") by and between National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 6, 2005).

10.4(b)

First Amendment to Credit Agreement dated as of July 7, 2005, by and among the Company, certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 28, 2005, filed with the SEC on July 11, 2005).

10.4(c)	Waiver dated September 2, 2005 to Credit Agreement (filed herewith).

10.4(d)

Second Amendment to Credit Agreement dated as of October 14, 2005, by and among the Company, certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 20, 2005).

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

10.10(a)

Lease dated as of December 1, 2004 between City of Dodge City, Kansas and National Beef Packing Company, LLC securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.10(b)

Trust Indenture dated as of December 1, 2004 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.11

Agreement dated December 22, 2003 by and between National Beef and United Food and Commercial Workers International Union, AFL-CIO-CK, UFCW District Local Two (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on February 11, 2004).

10.12

Lease agreement dated as of January 16, 2001 between Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas counties and Farmland National Beef Company (incorporated herein by reference to Exhibit 10.20 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.13(a)

Aircraft Lease dated December 15, 1998 by and among John R. Miller Enterprises, L.L.C. and Farmland National Beef Packing Company, L.P.  (incorporated herein by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.13(b)

Lease Amendment Number One, dated January 4, 1999, to Aircraft Lease dated December 15, 1998 by and among John R. Miller Enterprises, L.L.C. and Farmland National Beef Packing Company, L.P.  (incorporated herein by reference to Exhibit 10.18 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.14

Aircraft Lease dated October 15, 2003 by and among John R. Miller Enterprises III, LLC and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.22 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.15

Aircraft Lease dated as of December 9, 2004 by and among John R. Miller Enterprises, L.L.C. and National Beef Packing Company, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 9, 2004).

10.16*

National Beef Packing Company, LLC Management Incentive Program (incorporated herein by reference to Exhibit 10.23 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.17*

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

 (c) Financial Statement Schedules:

               The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended August 27, 2005, August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003.

National Beef Packing Company, LLC

Doubtful Accounts/Claims Rollforward

Period Ending	Beginning Balance	Provision	Charge Off	Other		Ending Balance

August 27, 2005	(5,613,545)	(3,186,535)	4,897,531	-		(3,902,549)
August 28, 2004	(5,133,549)	(3,609,812)	3,129,816	-		(5,613,545)
August 30, 2003	(5,053,037)	(296,768)	216,256	-		(5,133,549)
August 6, 2003	(3,049,040)	(3,858,856)	2,568,965	(714,106	) (1)	(5,053,037)

(1)	Represents the acquisition of National Carriers, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

The Board of Managers and Members
National Beef Packing Company, LLC:

Under date of November 4, 2005, we reported on the consolidated balance sheets of National Beef Packing Company, LLC and subsidiaries (Successor) as of August 27, 2005 and August 28, 2004, and the related consolidated statements of operations, members' capital, comprehensive income, and cash flows for the fiscal years ended August 27, 2005 and August 28, 2004 and for the 24 days ended August 30, 2003 (Successor periods), and the consolidated statements of operations, partners' capital, comprehensive income, and cash flows of Farmland National Beef Packing Company, LP and subsidiaries (Predecessor) for the 340 days ended August 6, 2003 (Predecessor period), which are included on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of the Successor and Predecessor referred to above contains an explanatory paragraph that states that as discussed in Note 3 to the consolidated financial statements, effective August 7, 2003, U.S. Premium Beef, Ltd. acquired a controlling interest in Farmland National Beef Packing Company, LP in a business combination accounted for as a purchase. As a result of the transaction, the consolidated financial information for the periods after the acquisition (Successor Periods) is presented on a different cost basis than that for the period before the acquisition (Predecessor Period) and, therefore, is not comparable.

KPMG LLP
Kansas City, Missouri
November 4, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Beef Packing Company, LLC
By:
/s/ John R. Miller Name: John R. Miller Chief Executive Officer and Manager (Principal Executive Officer)

Date: November 23, 2005

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John R. Miller	Chief Executive Officer and Manager	November 23, 2005
John R. Miller	(Principal Executive Officer)

/s/ Jay D. Nielsen	Chief Financial Officer	November 23, 2005
Jay D. Nielsen	(Principal Financial and Accounting Officer)

/s/ Steven D. Hunt	Chairman of the Board of Managers	November 23, 2005
Steven D. Hunt

/s Richard A. Jochum	Manager	November 23, 2005
Richard A. Jochum

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at August 27, 2005 and August 28, 2004	F-3

Consolidated Statements of Operations for the fiscal years ended August 27, 2005, August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003	F-4

Consolidated Statements of Cash Flows for the fiscal years ended August 27, 2005, August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003	F-5

Consolidated Statements of Partners' and Members' Capital for the fiscal years ended August 27, 2005, August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003	F-6

Consolidated Statements of Comprehensive Income for the fiscal years ended August 27, 2005, August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003	F-7

Notes to Consolidated Financial Statements	F-8

 Report of Independent Registered Public Accounting Firm

The Board of Managers and Members
National Beef Packing Company, LLC:

We have audited the accompanying consolidated balance sheets of National Beef Packing Company, LLC and subsidiaries (Successor) as of August 27, 2005 and August 28, 2004, and the related consolidated statements of operations, members' capital, comprehensive income, and cash flows for the fiscal years ended August 27, 2005 and August 28, 2004 and for the 24 days ended August 30, 2003 (Successor periods), and the consolidated statements of operations, partners' capital, comprehensive income, and cash flows of Farmland National Beef Packing Company, LP and subsidiaries (Predecessor) for the 340 days ended August 6, 2003 (Predecessor period).  These consolidated financial statements are the responsibility of the Companies' management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of August 27, 2005 and August 28, 2004, and the results of their operations and cash flows for the Successor periods, in conformity with U.S. generally accepted accounting principles.  Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Farmland National Beef Packing Company, LP and subsidiaries for the Predecessor period, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective August 7, 2003, U.S. Premium Beef, Ltd. acquired a controlling interest in Farmland National Beef Packing Company, LP and subsidiaries in a business combination accounted for as a purchase.  As a result of the transaction, the consolidated financial information for the periods after the acquisition (Successor periods) are presented on a different cost basis than that for the period before the acquisition (Predecessor period) and, therefore, are not comparable.

KPMG LLP
Kansas City, Missouri
November  4, 2005

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	August 27, 2005	August 28, 2004
Assets
Current assets:
Cash and cash equivalents	$33,872	$27,998
Accounts receivable, less allowance for returns and doubtful accounts of $3,903 and $5,614, respectively	170,851	177,614
Due from affiliates	2,475	2,873
Other receivables	3,385	3,288
Inventories	85,426	85,962
Other current assets	9,920	10,782
Total current assets	305,929	308,517

Property, plant and equipment, at cost:
Land and improvements	13,462	7,817
Buildings and improvements	63,994	60,601
Machinery and equipment	157,092	139,761
Trailers and automotive equipment	1,419	2,148
Furniture and fixtures	3,373	2,913
Construction in progress	18,912	29,398
	258,252	242,638
Less accumulated depreciation	43,114	20,633
Net property, plant, and equipment	215,138	222,005
Goodwill	78,858	78,858
Other intangibles, net of accumulated amortization of $3,335 and $1,722, respectively	28,426	30,039
Other assets	6,326	7,102
	$634,677	$646,521
Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$-	$9,453
Cattle purchases payable	54,394	49,569
Accounts payable - trade	42,465	39,207
Due to affiliates	399	416
Accrued compensation and benefits	18,638	17,555
Accrued insurance	15,528	13,903
Other accrued expenses and liabilities	8,234	6,860
Distributions payable	4,621	5,541
Total current liabilities	144,279	142,504
Long-term debt, excluding current installments	308,850	325,634
Other liabilities	4,738	5,237
Total liabilities	457,867	473,375
Minority interest	753	632
Capital subject to redemption	64,218	62,476
Members' capital:
Members' capital	111,804	110,025
Accumulated other comprehensive income	35	13
Total Members' capital	111,839	110,038
Commitments and contingencies	-	-
	$634,677	$646,521
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	Successor Entity			Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	52 weeks ended	24 days ended	340 days ended
	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003
Net sales	$4,338,920	$4,093,481	$282,832	$3,378,623
Costs and expenses:
Cost of sales	4,229,903	3,973,636	264,776	3,250,960
Selling, general, and administrative	30,466	29,616	2,098	24,356
Depreciation and amortization	24,449	21,170	2,055	18,368
Total costs and expenses	4,284,818	4,024,422	268,929	3,293,684
Operating income	54,102	69,059	13,903	84,939
Other income (expense):
Interest income	380	549	41	511
Interest expense	(28,552)	(25,909)	(1,690)	(5,560)
Minority owners' interest in net income of Kansas City Steak, LLC	(160)	(313)	(2)	(121)
Equity in loss of aLF Ventures, LLC	(577)	(837)	(41)	(1,343)
Other, net	(2,555	2,192	(1,714)	332
Income before taxes	22,638	44,741	10,497	78,758
Income tax (expense) benefit	(1,859)	(729)	74	(297)
Net income	$20,779	$44,012	$10,571	$78,461

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Successor Entity			Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries			Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	52 weeks ended	24 days ended	340 days ended
	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003
Cash flows from operating activities:
Net income	$20,779	$44,012	$10,571	$78,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,449	21,170	2,055	18,368
Loss (gain) on disposal and impairment of property, plant, and equipment	703	42	598	(10)
Minority interest	121	213	2	162
Write-off of debt issuance costs	2,552	-	-	-
Change in assets and liabilities:
Accounts receivable	6,763	(21,756)	(8,535)	(30,015)
Due from affiliates	398	(2,141)	2,005	308
Other receivables	(97)	855	1,126	(3,173)
Inventories	536	(8,375)	(3,781)	(9,551)
Other assets	739	21,369	(323)	(2,087)
Accounts payable	2,724	1,801	632	10,551
Due to affiliates	(17)	33	(2,954)	(2,386)
Accrued compensation and benefits	1,083	(10,803)	(2,388)	8,634
Accrued insurance	1,625	(2,736)	4,468	2,827
Accrued expenses and liabilities	875	809	7,361	(2,917)
Cattle purchases payable	(459)	1,191	3,953	(5,763)
Net cash provided by operating activities	62,774	45,684	14,790	63,409
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(18,200)	(32,471)	(1,698)	(31,996)
Acquisition of interest in Predecessor Entity	-	-	(236,821)	-
Acquisition of National Carriers, Inc.	-	-	-	(5,025)
Proceeds from sale of property, plant, and equipment	1,528	1,301	226	304
Net cash used in investing activities	(16,672)	(31,170)	(238,293)	(36,717)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	(27,059)	29,750	12,448	(204)
Repayments of term note payable	(2,344)	(6,250)	-	-
Borrowings under term note payable	3,594	-	-	-
Proceeds from issuance of term note	-	-	21,875	-
Proceeds from issuance of senior notes	-	-	160,000	-
Cash paid for financing costs	(1,653)	-	(10,283)	-
Change in overdraft balances	5,818	443	9,501	(1,330)
Principal payments of debt	-	-	-	(9,375)
(Repayments) acquisition of other indebtedness	(428)	(501)	(73)	1,001
Member contributions	-	-	45,964	-
Member distributions	(18,178)	(41,276)	-	-
Partnership distributions	-	-	-	(32,158)
Net cash (used in) provided by financing activities	(40,250)	(17,834)	239,432	(42,066)
Effect of exchange rate changes on cash	22	14	(1)	4
Net increase (decrease) in cash	5,874	(3,306)	15,928	(15,370)
Cash and cash equivalents at beginning of period	27,998	31,304	15,376	30,746
Cash and cash equivalents at end of period	$33,872	$27,998	$31,304	$15,376
Supplemental Disclosures:
Cash paid during the period for interest	$25,193	$23,839	$316	$4,957
Cash paid during the period for taxes	$2,354	$633	$203	$67

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
Consolidated Statements of Partners' and Members' Capital
(in thousands)

	Predecessor Entity
	Farmland National Beef Packing Company, L.P. and Subsidiaries
	General partners	Limited partners	Total
Balance at August 31, 2002	$4,107	$132,809	$136,916
Allocation of net income	2,354	76,107	78,461
Distributions	(1,117)	(36,138)	(37,255)
Foreign currency translation adjustments	-	4	4
Balance at August 6, 2003	$5,344	$172,782	$178,126

	Successor Entity
	National Beef Packing Company, LLC and Subsidiaries
	Capital Subject to Redemption
	Class A	Class B-1	Class B-2 and C(a)	Total
Balance at August 7, 2003	$-	$-	$-	$-
Issuance of Class A and Class B-1 Units for cash	33,068	7,896	-	40,964
Contribution of earned deferred compensation for Class B-2 Units and rights to Class A and Class C Units	9,086	-	914	10,000
Allocation of net income	-	4,437	514	4,951
Class A 5% Priority Distributions	(109)	-	-	(109)
Class B Distributions	-	(1,956)	(227)	(2,183)
Balance at August 30, 2003	$42,045	$10,377	$1,201	$53,623
Allocation of net income	1,649	15,924	1,844	19,417
Class A 5% Priority Distributions	(1,540)	-	-	(1,540)
Class B Distributions	-	(7,893)	(892)	(8,785)
Appraisal valuation adjustment	-	(214)	(25)	(239)
Balance at August 28, 2004	$42,154	$18,194	$2,128	$62,476
Allocation of net income	1,649	6,171	715	8,535
Class A 5% Priority Distributions	(1,777)	-	-	(1,777)
Class B Distributions	-	(4,495)	(521)	(5,016)
Appraisal valuation adjustment	-	-	-	-
Balance at August 27, 2005	$42,026	$19,870	$2,322	$64,218

	Members' Capital
	Class A	Class B-1	Accumulated Other Comprehensive Income	Total
Balance at August 7, 2003	$-	$-	$-	$-
Issuance of Class A and Class B-1 Units in exchange for U.S. Premium's interest in FNBPC	86,447	5,000	-	91,447
Issuance of Class B-1 Units for cash	-	5,000	-	5,000
Allocation of net income	-	5,620	-	5,620
Class A 5% Priority Distributions	(292)	-	-	(292)
Class B Distributions	-	(2,478)	-	(2,478)
Foreign currency translation adjustments	-	-	(1)	(1)
Balance at August 30, 2003	$86,155	$13,142	$(1)	$99,296
Allocation of net income	4,427	20,168	-	24,595
Class A 5% Priority Distributions	(4,135)	-	-	(4,135)
Class B Distributions	-	(9,971)	-	(9,971)
Appraisal valuation adjustment	-	239	-	239
Foreign currency translation adjustments	-	-	14	14
Balance at August 28, 2004	$86,447	$23,578	$13	$110,038
Allocation of net income	4,427	7,817	-	12,244
Class A 5% Priority Distributions	(4,771)	-	-	(4,771)
Class B Distributions	-	(5,694)	-	(5,694)
Appraisal valuation adjustment	-	-	-	-
Foreign currency translation adjustments	-	-	22	22
Balance at August 27, 2005	$86,103	$25,701	$35	$111,839

___
(a)      Class B-2 and Class C collectively have equal value and rights as Class B-1
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(in thousands)

	Successor Entity	Successor Entity	Successor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	52 weeks ended	24 days ended	340 days ended
	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003
Net income	$20,779	$44,012	$10,571	$78,461
Other comprehensive income(loss):
Foreign currency translation adjustments	22	14	(1)	4
Comprehensive income	$20,801	$44,026	$10,570	$78,465

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND THE TRANSACTION

National Beef Packing Company, LLC (NBP or Successor), is a Delaware limited liability company which is the successor entity to the former Farmland National Beef Packing Company, L.P. (FNBPC or Predecessor) as a result of the transaction described below, which occurred on August 6, 2003. Since the assets and liabilities of NBP are presented on a new basis of accounting, the financial information for NBP is not comparable to the financial information of FNBPC prior to August 7, 2003.

NBP sells its meat products to customers in the foodservice, international, further processor and retail distribution channels. NBP also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, case-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and holds a 75% interest in Kansas City Steak Company, LLC, a portion control processing facility in Kansas City, Kansas. A wholly-owned subsidiary, National Carriers, Inc., (National Carriers) located in Liberal, Kansas, provides trucking services to NBP and third parties.

Approximately 2,700 employees at the Liberal, Kansas facility are represented under a collective bargaining agreement scheduled to expire December 16, 2007.

The Transaction-On June 12, 2003, U.S. Premium Beef, Ltd. (U.S. Premium Beef) entered into an agreement with Farmland Industries, Inc., (Farmland), to acquire all of the partnership interests in FNBPC held by Farmland, which approximated 71.2%. U.S. Premium Beef, which held the remaining interest in FNBPC, formed NB Acquisition, LLC (NB Acquisition) to consummate the acquisition. U.S. Premium Beef, NBPCo Holdings, LLC (NBPCo Holdings), and certain members of management purchased equity in NB Acquisition for $46.0 million in cash. NB Acquisition used a portion of these funds to purchase all of the membership interest of an affiliate of Farmland that held Farmland's general partnership interest in FNBPC, giving NB Acquisition voting control of FNBPC. Immediately thereafter, to finance the purchase of Farmland's remaining interest, FNBPC issued $160.0 million of 10 1/2% Senior Notes due 2011 (the Senior Notes) and amended its existing credit facility. A portion of the proceeds of the Senior Notes offering and borrowings under the amended credit facility were transferred to NB Acquisition. Subsequently, NB Acquisition merged into FNBPC, and converted into a limited liability company, NBP, under Delaware law. These transactions closed on August 6, 2003. NBP continues to hold all of the same assets FNBPC held before the consummation of the transactions, including equity in subsidiaries, except that, concurrent with the closing of the Transaction, Farmland retained a 49% interest in a NBP subsidiary National Beef aLF, LLC, which holds a 47.5% interest in aLF Ventures, LLC. After the Transaction, NBP holds a 24.2% interest in aLF Ventures, LLC through its 51% interest retained in National Beef aLF, LLC.  From July 2006 to July 2008, Farmland has a put right of this interest in National Beef aLF, LLC to NBP at its then fair market value. If the interest in National Beef aLF, LLC is not repurchased, NBP is required to put the entire interest up for sale. Due to uncertainties in aLF Ventures, LLC's ability to generate future revenues, no amounts were allocated to the put option in the consolidated financial statements.

The following table sets forth the approximate sources and uses of funds (in millions) in connection with the Transaction as it occurred on August 6, 2003.

Sources
Available cash	$3.2
Revolving credit facility (1)	16.0
Term loan	125.0
Senior Notes	160.0
NBPCo Holdings equity (2)	35.4
U.S. Premium Beef equity (3)	96.4
Management equity (4)	15.6
Total	$451.6

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uses
Purchase of Farmland's interest	$232.0
Refinancing of existing credit facility	103.1
U. S. Premium Beef rollover equity	91.4
Membership interests issued as deferred compensation (4)	10.0
Transaction costs (5)	15.1
Total	$451.6

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

The total purchase price (including expenses and other consideration) has been allocated to the net assets based on their estimated fair values at the date of acquisition to the extent of the approximately 71.2% change in ownership as of the date of closing. The Transaction is within the scope of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which resulted in a new basis of accounting in accordance with the Emerging Issues Task Force (EITF) 88-16, Basis in Leveraged Buyout Transactions. In accordance with that guidance, the interest of U.S. Premium Beef, a minority owner of the Predecessor, was carried over at its predecessor basis because a change in control has occurred in which U.S. Premium Beef obtained unilateral control of NBP. The excess of the purchase price over U.S. Premium Beef's predecessor basis of net assets acquired was recognized as a reduction in members' capital.

U.S. Premium Beef, NBPCo Holdings and management each hold Class A and Class B interests in NBP. In addition, members of management will be issued a fixed number of additional Class A and Class C interests in NBP in lieu of cash payments owed under existing employment arrangements.

Class A Interests. Class A interests are non-voting and are entitled to a priority distribution of 5% per year on the face amount of the Class A interests, payable not later than 30 days after the close of NBP's tax year quarters in cash to the extent permitted by NBP's senior lenders and the indenture governing the Senior Notes. The face amount of the Class A interests, together with all unpaid priority distributions, will be distributed on a priority basis upon liquidation.

Class B Interests. Class B interests, together with the Class C interests described below, are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by NBP after allocation of income attributable to the Class A priority distribution. In addition, the holders of Class B interests are entitled to receive quarterly distributions to make tax payments, which consist of 48% of NBP's remaining estimated taxable net income after the Class A priority distributions are made. Certain of the Class B interests (B-2 interests) issued to management are in the form of "profits interests" issued in exchange for services previously rendered. The B-2 interests have rights in liquidation only to the extent of their profits interest. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capital subject to redemption represents Class A, B and C interests held by management and NBPCo Holdings, which include repurchase rights of the holders (see Note 9).

Prior to the current ownership, NBP was organized as a limited partnership of which NBPCo., L.L.C. and USPBCo., L.L.C. were the general partners and Farmland and U. S. Premium Beef were the limited partners. Farmland was the ultimate parent company of NBPCo., L.L.C. and U.S. Premium Beef was the ultimate parent company of USPBCo., L.L.C.

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

Accounting principles generally accepted in the United States of America require NBP's operating results prior to the Transaction to be reported as the results of the Predecessor for periods prior to August 7, 2003 in the historical financial statements. NBP's operating results subsequent to the Transaction are presented as the Successor's results in the historical financial statements and include the fiscal years ended August 27, 2005, August 28, 2004 and the 24 days ended August 30, 2003. Since the assets and liabilities of NBP are presented on a new basis of accounting, the financial information for NBP is not comparable to the financial information of FNBPC prior to August 7, 2003. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidation

The consolidated financial statements include the accounts of NBP and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

NBP's fiscal year consists of 52 or 53 weeks, ending on the last Saturday in August. Fiscal 2005, 2004 and 2003 were 52 week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

NBP considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of August 27, 2005, NBP had cash and cash equivalents of $33.9 million, including $3.9 million restricted to IRB approved expenditures.  As of August 28, 2004, NBP had cash and cash equivalents of $28.0 million, including $8.4 million restricted to IRB approved expenditures.

Allowance for Returns and Doubtful Accounts

The allowance for returns and doubtful accounts is NBP's best estimate of the amount of probable returns and credit losses in NBP's existing accounts receivable. NBP determines these allowances based on historical experience and management's judgments. Specific accounts are reviewed individually for collectibility.

Inventories

Inventories consist primarily of meat products and supplies. Product inventories are stated at the lower of cost or market. The cost of inventories of the beef-packing operation, except supply inventories, is determined using the first-in, first-out (FIFO) method or market. The cost of all other inventories is determined using FIFO, specific, or average cost methods. The components of inventories are as follows (amounts in thousands):

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	August 27, 2005	August 28, 2004

Product inventories:
Dressed and boxed meat products	$66,993	$67,801
Beef by-products	8,476	9,158
Supplies	9,957	9,003
	$85,426	$85,962

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

NBP capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant, and equipment. Such capitalized interest costs are charged to the property, plant, and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.0 million, $0.1 million, $0.02 million, and $0.2 million for the fiscal years ended August 27, 2005 and August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003, respectively.

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

Debt Issuance Costs

Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight line method, which approximates the effective interest method, over the period the debt is outstanding. In fiscal year 2003, NBP capitalized $10.3 million in debt issuance costs associated with the credit facility and with the issuance of Senior Notes. Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks, additionally capitalizing $1.7 million in debt issuance costs.  The amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.6 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million were expensed during the fiscal year ended August 27, 2005.  The remaining costs are being amortized over the life of the related debt instruments.  Amortization of $1.2 million, $1.7 million and $0.1 million was charged to interest expense during the fiscal years ended August 27, 2005 and August 28, 2004 and the 24 days ended August 30, 2003, respectively, related to these costs.  During the 340 days ended August 6, 2003, the Predecessor expensed the unamortized portion of $1.6 million of debt issuance costs associated with the credit facility prior to its amendment.  The Company had unamortized costs of $7.2 million and $8.7 million for the fiscal years ended August 27, 2005 and August 28, 2004, respectively.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  NBP evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit's book value to determine if any impairment exists.  NBP calculates the fair value of each reporting unit using estimates of future cash flows.  In connection with the Transaction, NBP recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess as goodwill, which has been allocated to the Core Beef segment.  See Note 3 for a discussion of the purchase accounting associated with the Transaction and the determination of goodwill.  In accordance with SFAS 142, goodwill was tested for impairment and, as of August 27, 2005, management determined there was no impairment.

Goodwill prior to the Transaction related to the initial formation of FNBPC and subsequent acquisition of the Dodge City, Kansas facility and represented the excess of the cost over the fair value of the net assets acquired. Goodwill had been amortized on a straight-line basis over twenty-five years.

In connection with the Transaction, intangible assets were identified and valued by an independent third party. As a result of this valuation, to the extent of the approximately 71.2% change of ownership, Trademarks were recorded at $20.4 million and Customer Relationships were recorded at $11.3 million. Trademarks are not scheduled for amortization due to their expected indefinite useful life. NBP will amortize the recorded fair value of the Customer Relationships over 7 years on a straight-line basis. For the fiscal years ended August 27, 2005 and August 28, 2004 and for the 24 days ended August 30, 2003, NBP recognized $1.6 million, $1.5 million and $0.2 million, respectively, of amortization expense. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP's balance sheet as of August 27, 2005, for each of the next five years and thereafter:

(Dollars in thousands)
Estimated amortization expense for fiscal years ended:
2006	$1,613
2007	$1,613
2008 (1)	$1,644
2009	$1,613
2010	$1,505
Thereafter	$-

______

(1)	FYE 2008 consists of 53 weeks.

Overdraft Balances

The majority of NBP's bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in financing activities on NBP's statement of cash flows. Overdraft balances of $62.1 million and $56.3 million were included in trade accounts and cattle purchases payables at August 27, 2005 and August 28, 2004, respectively.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The provision for income taxes is computed on a separate legal entity basis. Accordingly, the separate legal entity of NBP does not provide for income taxes as the results of operations are included in the taxable income of the individual members. However, to the extent that subsidiary entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of NBP.

Fair Value of Financial Instruments

The carrying amounts of NBP's financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. At August 27, 2005, the Senior Notes had a carrying value of $160.0 million and an approximate fair value of $166.7 million, based on a calculation using a weekly High Yield Market report prepared by Deutsche Bank.  The carrying value of other debt also approximates its fair value at August 27, 2005, as substantially all such debt has a variable interest rate.

Revenue Recognition

NBP recognizes revenue from the sale of products at the time of shipment, when NBP determines the risk of loss has transferred, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the price is fixed or determinable. National Carriers, Inc. recognizes revenue when shipments are complete.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping Costs

Pass-through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.

Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $2.5 million in FYE 2005, $1.7 million in FYE 2004, $0.09 million in the 24 day period ended August 30, 2003, and $1.3 million in the 340 day period ended August 6, 2003.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments. NBP deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives and Hedging Activities

NBP uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at a price determined prior to the delivery of the cattle as well as firm commitments to sell certain beef at a sales price determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for these futures contracts and their related firm commitments at fair value. Most firm commitments are treated as "normal purchases and sales" and are not marked to market.  SFAS No. 133 imposes extensive record-keeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net impact on net income until the hedged transaction affects net income. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings. While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive record-keeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm commitments related to the futures contracts are recorded to income and expense in the period of change.

The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. The net fair value of derivatives recognized within other current assets and other accrued liabilities at August 27, 2005 and August 28, 2004 is not significant.

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following details the adjustment to historical net book values based on the fair values of acquired assets and liabilities included in the Transaction. The adjustment to historical net book values of acquired assets and liabilities of the Acquired Interest is calculated as follows:

(in thousands)
Total purchase price and other consideration for Acquired Interest	$232,000
Fees and expenses	4,821

$236,821
Net book value of Acquired Interest on August 6, 2003	(114,635

Excess purchase price to be allocated	$122,186

Amount allocated to:
Property, plant & equipment	51,738
Trademarks	20,438
Customer relationships	11,323
Goodwill	38,687

Excess purchase price allocated	$122,186

U.S. Premium Beef basis in FNBPC	91,447
Net book value of U.S. Premium Beef interest on August 6, 2003	(51,276

Excess of U.S. Premium Beef basis over net book value at August 6, 2003 attributable to goodwill	40,171

Goodwill reconciliation:
Allocated to goodwill from Acquired Interest	38,687
Excess U.S. Premium Beef basis attributable to goodwill	40,171

Total Goodwill	$78,858

Prior to the Transaction, U.S. Premium Beef held an approximate 28.8% ownership interest in FNBPC that was acquired in two transactions with Farmland, the former parent of NBP. In connection with the acquisition of this interest, U.S. Premium Beef paid an amount in excess of the proportionate underlying book value of the net assets acquired that amounted to $40.2 million. Because U.S. Premium Beef held a minority interest in FNBC, this excess investment, which was attributed to goodwill, was not recorded in the FNBPC financial statements. As a result, U.S. Premium Beef's predecessor basis in FNBPC was $40.2 million higher than its proportionate 28.8% of the underlying net book value of FNBPC.

As a result of the Transaction and in accordance with EITF 88-16, U.S. Premium Beef carried over its predecessor basis, resulting in the recognition of the $40.2 million of goodwill in the Successor Entity's financial statements.

Pro forma revenue would be unchanged for the periods presented. Pro forma net income (unaudited) as if the Transaction occurred on the first day of the period presented below is as follows:

(in thousands)
340 day period ended August 6, 2003	$51,442

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LONG-TERM DEBT AND LOAN AGREEMENTS

NBP entered into various debt agreements in order to finance the Transaction described in Note 1 and provide liquidity to operate the business on a going forward basis. As of August 27, 2005 and August 28, 2004, debt consisted of the following:

	August 27, 2005	August 28, 2004
	(in thousands)
Short-term debt:
Revolving credit facility (a)	$-	$-
Current portion of long-term debt (term loan) (a)	-	9,375
Current portion of capital lease obligations (d)	-	78

	-	9,453
Long-term debt:
Term loan facility, net of current portion (a)	120,000	109,375
Senior notes (b)	160,000	160,000
Industrial Development Revenue Bonds (c)	13,850	13,850
Revolving credit facility (a)	15,000	42,059
Long-term capital lease obligations & other (d)	-	350

	308,850	325,634

Total debt	$308,850	$335,087

(a)

Senior Credit Facilities- Effective December 30, 2004, NBP amended and restated its existing senior credit facility with a consortium of banks which allow borrowings from time to time under a $120.0 million term loan that matures in December 2014 and a $140.0 million revolving line of credit loan that is subject to certain borrowing base limitations and that matures in December 2009.  The amended and restated credit facility is secured by a first priority lien on substantially all of the Company's assets.  At the Company's election, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of August 27, 2005, the interest rate for the term loan was equal to LIBOR plus 275 basis points (6.1%) and the weighted average interest rate for the revolving loan was equal to LIBOR plus 250 basis points (6.0%).  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) NBP's election (the Conversion Date).  After the Conversion Date the interest rate for the term loan and revolving loan will be determined by reference to a matrix of rates keyed to NBP's funded debt to EBITDA ratio.  A fee of 0.5% per annum is payable quarterly on the daily average unused amount of the revolving credit facility, and this fee also will vary after the Conversion Date depending on the Company's funded debt to EBITDA ratio.

Availability. Availability under the revolving credit facility is subject to a borrowing base. The borrowing base is based on NBP's and certain of its domestic wholly owned subsidiaries' assets. The borrowing base consists of percentages of NBP's eligible accounts receivable, inventory and supplies less certain eligibility and availability reserves. NBP is required to report the borrowing base on a monthly basis and, as a result, the availability under the senior credit facilities is subject to change. At August 27, 2005, NBP's amended and restated credit facility consisted of a $120.0 million term loan, of which $120.0 million was outstanding, and a $140.0 million revolving line of credit loan, which had outstanding borrowings of $15.0 million, outstanding letters of credit of $44.0 million and available borrowings of $74.1 million, based on the most restrictive financial covenant calculation.

Repayment and Prepayment. The principal amount outstanding under the term loan is due and payable in equal quarterly installments of $6.0 million on the last business day of each March, June, September and December commencing on March 31, 2010 and ending on December 29, 2014. Prepayment is allowed at any time.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revolving credit facility terminates and all amounts outstanding thereunder must be repaid in full on the fifth anniversary of the closing date.

Affirmative Covenants. NBP's senior credit facilities contain customary affirmative covenants, including providing financial statements, insurance, conduct of business, maintenance of properties, etc.

Negative Covenants. NBP's senior credit facilities contain customary negative covenants, including covenants restricting the Company's ability to incur additional indebtedness, sell or dispose of assets, make capital expenditures, pay certain dividends and prepay or amend certain indebtedness, among other restrictions.

Financial Covenants. These facilities also impose certain financial covenants. From December 30, 2004 until the Conversion Date, NBP is required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million. As defined in the amended credit facility, EBITDA contains specified adjustments. On August 27, 2005, NBP was in compliance with all financial covenants under its senior credit facilities.

After the Conversion Date, NBP will be subject to the following financial covenants:

(i)	A maximum Funded Debt to EBITDA Ratio, as follows:
Funded Debt
	to EBITDA	Fiscal Quarter Ended
	4.50 to 1.00	August 31, 2005 through May 31, 2006
	4.25 to 1.00	August 31, 2006 through November 30, 2006
	4.00 to 1.00	February 28, 2007 through May 31, 2007
	3.75 to 1.00	August 31, 2007 and thereafter

(ii)	A maximum Senior Secured Funded Debt to EBITDA Ratio, as follows:
Senior Secured
Funded Debt
	to EBITDA Ratio	Fiscal Quarter Ended
	3.25 to 1.00	August 31, 2005 through May 31, 2006
	2.75 to 1.00	August 31, 2006 and thereafter

(iii)	A minimum four-quarter rolling EBITDA as follows:
	EBITDA	Fiscal Quarter Ended
	$72,000,000	August 31, 2005 through May 31, 2006
	$75,000,000	August 31, 2006 through May 31, 2007
	$85,000,000	August 31, 2007 and thereafter

(iv)	A minimum four-quarter rolling Debt Service Coverage Ratio as follows:
	Debt Service Coverage Ratio	Fiscal Quarter Ended
	2.00 to 1.00	August 31, 2005 and thereafter

Effective July 7, 2005, the amended and restated senior credit facility was amended to allow NBP to purchase up to $30 million in cumulative purchase price (including any premium) of its 10‑1/2% Senior Notes due August 1, 2011 so long as NBP is not in default under the facility at the time of the purchase or as a result of the purchase.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective October 14, 2005, the amended senior credit facility was further amended to reflect changes in the covenant limiting NBP's net capital expenditures. There were no changes to the remaining covenants in the credit facility. NBP's net capital expenditures are now limited to amounts in each period as follows: $64 million in the combined period of FYE 2005 and FYE 2006, $35 million in FYE 2007 and $40 million in FYE 2008 and fiscal years thereafter. Prior to this amendment, FYE 2005 and FYE 2006 were separately limited to $32 million each year.

(b)

Senior Notes-In connection with the Transaction, on August 6, 2003, NBP issued $160.0 million of its 10 ½% Senior Notes due 2011. The Senior Notes will mature on August 1, 2011. Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year, and commenced on February 1, 2004. The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured obligations of NBP. With limited exceptions, the Senior Notes are not redeemable before August 1, 2007. During the 12 month period commencing August 1, 2007 and August 1, 2008, the Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount. Thereafter, the Senior Notes may be redeemed at 100% of face value. The Indenture governing the Senior Notes contains certain covenants that restrict NBP's ability to:

  incur additional indebtedness;

  make restricted payments;

  sell assets;

  direct NBP's restricted subsidiaries to pay dividends or make other payments;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

As of August 27, 2005, NBP was in compliance with all covenants associated with the Senior Notes.

NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes. NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(c)	Industrial Development Revenue Bonds- In conjunction with the amendment and restatement of the Company's credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide property tax savings to NBP. Under the transaction, the City purchased NBP's Dodge City facility (the "facility") by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease. The City's bonds were purchased by the Company using proceeds of its term loan under the amended and restated credit facility. Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself. As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP's consolidated balance sheet. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%. The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility. Additional revenue bonds may be issued to cover the costs of certain improvements to this facility. The total amount of revenue bonds authorized for issuance is $120.0 million.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1999 and 2000 the cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on the Predecessor's behalf to fund the purchase of equipment and construction improvements at NBP's facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. These bonds were assumed by NBP in connection with the Transaction. Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and makes lease payments in the amount of principal and interest due on the bonds. After giving effect to the Transaction, each series of bonds are backed by a letter of credit under NBP's senior credit facilities.

The 1999 and 2000 issued bonds are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The per annum interest rate for each series of bonds was 2.3% in 2005, 1.3% in 2004 and 1.5% in 2003. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days' notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

An event of default would occur under the lease agreements if NBP fails to make any lease payment or other required payment, if a petition of bankruptcy is filed by or against NBP, if a receiver is appointed on NBP's behalf, or if NBP fails to observe and perform any covenant, condition, obligation or agreement under the lease agreements.

(d)

Capital and Operating Leases-NBP leases a variety of buildings and equipment, as well as tractors and trailers subsequent to the acquisition of National Carriers in March 2003, under operating lease agreements that expire in various years. Future minimum lease payments required at August 27, 2005, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

	Capital Lease Obligations	Non-cancelable Operating Lease Obligations
	(in thousands)
For the fiscal years ended August
2006	$-	$8,514
2007	-	7,067
2008	-	6,115
2009	-	4,109
2010	-	3,650
Thereafter	-	5,507

Net minimum lease payments	-	$34,962
Less: Amount representing interest	-
Present value of net minimum lease payments	$-

Effective August 31, 2005, NBP acquired a material handling system for its Liberal, Kansas, beef facility under a capital lease obligation for five years.  Future minimum lease payments are $1.0 million each year for the fiscal years ended 2006, 2007, 2008, 2009 and 2010, respectively.

Rent expense associated with operating leases was $10.6 million, $8.5 million, $0.4 million, and $5.0 million, for fiscal years 2005, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003, respectively. NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Utilities Commitment-Not included in the table above are the obligations under an agreement for a utilities commitment at the Dodge City, Kansas, facility.  In order to meet the continuing growth needs for water and wastewater services of the Dodge City facility, effective December 30, 2004, NBP entered into a services agreement for the city to provide NBP water and wastewater services at a price and term sufficient to permit the city to recoup up to one-half of the capital cost of providing fresh water service from a parcel of land owned by NBP 11 miles south of Dodge City, and of providing upgraded city wastewater facilities to help service the needs of the Dodge City facility.  The city sold twenty year municipal bonds to pay for these improvements and NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million was paid in fiscal year 2005.  Payments under the commitment will be $1.2 million in fiscal year 2006, $1.4 million in fiscal year 2007, $1.4 million in fiscal year 2008, $1.4 million in fiscal year 2009, and $1.7 million in fiscal year 2010, with the remaining balance of $11.4 million to be paid in subsequent years.

Additionally, NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at the Company's facilities.   NBP's estimated cattle commitments as of August 27, 2005 were $61.0 million.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following August 27, 2005, are as follows:

Minimum Principal Maturities
(in thousands)
Fiscal Year ending August:
2006	$-
2007	-
2008	-
2009	-
2010	32,850
Thereafter	276,000
Total minimum principal maturities	$308,850

As of August 27, 2005, NBP had approximately $148.8 million of secured debt outstanding, approximately $44.0 million of outstanding letters of credit and approximately $74.1 million of availability, based on the most restrictive financial covenant ratio calculation, under its revolving credit facility.

NOTE 5.  RETIREMENT PLANS

NBP, and prior to the Transaction, the Predecessor, maintain a tax-qualified employee savings and retirement plan (together, the 401(k) Plan) covering NBP's non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by NBP, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.7 million for the fiscal year ended August 27, 2005, $0.5 million for fiscal year ended August 28, 2004, $0.0 million for the 24 days ended August 30, 2003 and $0.5 million for the 340 days ended August 6, 2003.

NBP has agreed to make contributions to the United Food & Commercial Workers International Union-Industry Pension Fund (the UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.6 million for fiscal year ended August 27, 2005, $0.6 million for fiscal year ended August 28, 2004, $0.0 million for the 24 days ended August 30, 2003 and $0.5 million for the 340 days ended August 6, 2003.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Postretirement Benefits- Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.1 million, $1.9 million, $0.0 million, and $0.2 million for fiscal years 2005 and 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003, respectively, and are included in cost of sales.

The health care trend rate used to value the accumulated benefit obligation at August 27, 2005 is a rate of 9% per year, declining by 1% per year to an ultimate rate of 5% in 2009 and thereafter.  The discount rate used to value the accumulated benefit obligation is 6.25%.  The unfunded accumulated benefit obligation was $3.6 million and $3.7 million at August 27, 2005 and August 28, 2004, respectively, and has been recorded as a liability in the financial statements.

NOTE 6.  OTHER INCOME

Investments-Other income includes income and expense related to NBP's investment in aLF Ventures, LLC. aLF Ventures, LLC was formed on August 2, 2001 and since that date FNBPC and NBP have accounted for this investment using the equity method. Losses for the fiscal years 2005 and 2004 and for the 24 days ended August 30, 2003 were $0.6 million, $0.8 million and $0.0 million, respectively. A loss of $1.3 million was recorded for the 340 days ended August 6, 2003.

Miscellaneous- Other, net expenses were $2.6 million in FYE 2005 compared to income of $2.2 million in FYE 2004, a variance of $4.8 million.   Fiscal year ended August 27, 2005 includes approximately $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating NBP's existing senior credit facility, offset by $0.5 million gain related to the securities received through the demutualization of a company which held annuities for NBP employees.  Fiscal year ended August 28, 2004 includes approximately $1.1 million gain NBP received through the demutualization of a company which held annuities for NBP employees.  Other income for the 24 days ended August 30, 2003 includes fees associated with a bridge loan commitment obtained in connection with the Transaction of approximately $1.7 million.  Other income includes approximately $2.3 million for the 340 days ended August 6, 2003, which represents the proceeds from the settlement of a class action lawsuit against the manufacturers of certain vitamins.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  INCOME TAXES

Income tax expense/(benefit) includes the following current and deferred provisions (amounts in thousands):

	Successor Entity			Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries			Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	52 weeks ended	24 days ended	340 days ended
	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003

Current Provision
Federal	$1,177	$480	$(70)	$501
State	359	75	(12)	89
Foreign	12	20	(3)	4
Total current tax expense	1,548	575	(85)	594

Deferred Provision
Federal	263	131	9	(252)
State	48	23	2	(45)
Foreign	-	-	-	-
Total deferred tax expense	311	154	11	(297)
Total income tax expense/(benefit)	$1,859	$729	$(74)	$297

Income tax expense differed from the "expected" income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows:

	Successor Entity			Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries			Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	52 weeks ended	24 days ended	340 days ended
	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003

Computed "expected" income tax expense	$7,923	$15,659	$3,674	$27,565
Passthrough income	(6,258)	(14,999)	(3,772)	(27,265)
State taxes, net of federal	269	64	(7)	29
Foreign tax rate differential	-	-	(3)	4
Surtax exemption	(47)	(18)	-	(8)
Other	(28)	23	34	(28)
Total income tax expense/(benefit)	$1,859	$729	$(74)	$297

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 27, 2005 and August 28, 2004 are presented below:

	August 27, 2005	August 28,2004
	(in thousands)
Deferred tax assets
Accounts receivable, due to allowance for doubtful accounts	$172	$165
Self-insurance and workers compensation accruals	1,605	2,270

Total gross deferred tax assets	1,777	2,435

Deferred tax liabilities
Plant and equipment, principally due to differences in depreciation	820	1,167

Total gross deferred tax liabilities	820	1,167

Net deferred tax assets	$957	$1,268

Net deferred tax assets and liabilities at August 27, 2005 and August 28, 2004 are included in the consolidated balance sheet as follows:

	August 27, 2005	August 28,2004
	(in thousands)

Other current assets	$1,777	$2,435
Other liabilities	820	1,167
	$957	$1,268

Deferred tax assets and liabilities relate to the operations of National Carriers, Inc.

There was no valuation allowance provided for at August 27, 2005 and August 28, 2004. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

NOTE 8.  RELATED PARTY TRANSACTIONS

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years ended August 27, 2005 and August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003, NBP had sales and purchases with the following related parties:

	Successor Entity	Successor Entity	Successor Entity	Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	National Beef Packing Company, LLC and Subsidiaries	Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended	52 weeks ended	24 days ended	340 days ended
	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003
	(in thousands)
Sales to:
Beef Products, Inc. (1)	$61,227	$52,701	$1,865	$-
Farmland Foods, Inc. (2)	-	-	-	47,689
National Carriers, Inc. (3)	-	-	-	341
Total sales to affiliates	$61,227	$52,701	$1,865	$48,030

Purchases from:
Beef Products, Inc. (1)	$19,139	$16,746	$1,145	$-
Farmland Foods, Inc. (2)	-	-	-	37,431
National Carriers, Inc. (3)	-	-	-	25,255
Total purchases from affiliates	$19,139	$16,746	$1,145	$62,686

_______

          (1)  Beef Products, Inc. is an affiliate of NBPCo Holdings, LLC.

          (2)  Farmland Foods, Inc. is no longer considered a related party as of August 7, 2003 due to the Transaction. Only those sales and purchases prior to August 7, 2003 are included.

          (3)  National Carriers, Inc. was acquired by the Predecessor on March 28, 2003. Only those sales and purchases through that date are included.

Farmland Foods, Inc. was an affiliated company which was wholly owned by Farmland. Prior to its acquisition of National Carriers, the Predecessor contracted a significant portion of its freight services from National Carriers, a consolidated subsidiary as of March 28, 2003. Farmland Industries, Inc. and four of its subsidiaries, including Farmland Foods, Inc., filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code on May 31, 2002.

NBP subleased office space from Farmland. The Predecessor paid Farmland approximately $0.4 million for the 340 days ended August 6, 2003 for this office space.

NBP rents office space and a shop area to National Carriers for which it received rental payments from National Carriers in the amount of approximately $0.2 million for the 340 days ended August 6, 2003.

At August 27, 2005 and August 28, 2004, the amounts due from Beef Products, Inc. were approximately $2.5 million and $2.9 million, respectively.  At August 27, 2005 and August 28, 2004, the amounts due to Beef Products, Inc. were approximately $0.4 million and $0.4 million, respectively.

At August 27, 2005 and August 28, 2004, amounts representing checks drawn on U.S. Premium Beef bank accounts included in cattle commitments payable were $0.0 million and $12.0 million, respectively.

In December 1997, FNBPC entered into a contract with U.S. Premium Beef to purchase a portion of its annual cattle requirements. In connection with U.S. Premium Beef's purchase of its interest in Farmland National Beef, U.S. Premium Beef obtained the right, and became subject to the obligation, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef's ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  At the beginning of FYE 2005, U.S. Premium Beef converted to a limited liability company.  U.S. Premium Beef now facilitates the delivery of cattle annually to NBP through its individual producer-owners.  The purchase price for the cattle is determined by NBP's pricing grid, which, under the terms of the agreement with U.S. Premium Beef, must be competitive with the pricing grids of NBP's competitors and may not be less favorable than pricing grids offered to other suppliers.  During the fiscal year ended August 27, 2005, NBP obtained approximately 19% of its cattle requirements through this pricing grid process from U.S. Premium Beef and its producer-owners.  During the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003, NBP obtained approximately 18%, 17%, and 22%, respectively, of NBP's cattle requirements from U.S. Premium Beef.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 1998, the Predecessor entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the majority member. The term of the lease was for five years and could have been terminated by either John R. Miller Enterprises, L.L.C. or NBP on 90 days' prior written notice. During the fiscal years ended August 27, 2005 and August 28, 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003, NBP paid $0.07 million, $ 0.2 million, $0.02 million, and $0.2 million, respectively, to lease the aircraft and $0.03 million, $ 0.07 million, $0.0 million, and $0.06 million, respectively, into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.   The lease expired on December 15, 2003.  NBP still uses this aircraft on an as-needed basis, with the payment terms, including the payments into the engine replacement reserve account, essentially identical to the lease agreement, except the monthly usage payment is calculated on the actual hours used, not to exceed the monthly lease payment NBP paid while the lease was active.  There is currently no lease agreement in effect for this aircraft.

In March 2001, the Predecessor entered into an aircraft lease agreement under which it leased a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the majority member. The term of the lease automatically renews every 11 months unless either John R. Miller Enterprises, L.L.C. or NBP requests termination within 90 days of the end of the lease term. During the fiscal year ended August 28, 2004, the 24 days ended August 30, 2003 and the 340 days ended August 6, 2003, NBP paid $ 0.4 million, $0.04 million, and $0.5 million, respectively, to lease the aircraft and $0.05 million, $0.01 million, and $0.07 million, respectively, into an engine replacement reserve account. The funds in the reserve account are to be used to finance new engines installed on the aircraft.  This lease was terminated effective at the end of May 2004.

In October 2003, NBP entered into an aircraft lease agreement under which NBP leased a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal years ended August 27, 2005 and August 28, 2004, NBP paid $0.5 million and $0.3 million, respectively, to lease the aircraft and $0.1 million and $0.08 million, respectively, into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the FYE August 27, 2005, NBP paid $0.5 million to lease the aircraft and $0.06 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  CAPITAL SUBJECT TO REDEMPTION

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings have the right to request that NBP repurchase their interests, the value of which to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence. NBP accounts for changes in the redemption value of these interests by accreting the change over the period from the date of issuance to the earliest redemption date of the interest using the interest method. At August 27, 2005, the "Capital subject to redemption" was revalued by an independent appraisal process, and the value was determined to be $64.2 million.  Under the interest method, the carrying value of the "Capital subject to redemption" approximates the fair value of $64.2 million, as reflected in the accompanying Consolidated Balance Sheet as of August 27, 2005.

NOTE 10.  LEGAL PROCEEDINGS

Schumacher v. Tyson Foods, et al.  On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also seek recovery against all defendants under a theory of unjust enrichment.  The case was certified as a class-action matter in June of 2004. The plaintiffs claim damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs.  The claim will be reduced in an unknown amount by the number of class members who have opted out of the class.  The opt-out deadline was October 31, 2005, but the number of opt outs will not be known to the Company until plaintiffs file a report, which is due November 30, 2005.  Discovery has been completed.  Trial is set for April 3, 2006.  Management believes that FNBPC acted properly and lawfully in dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

NBP is also a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on NBP's financial condition, results of operations or liquidity.

NOTE 11.  BUSINESS SEGMENTS

In connection with the Transaction, NBP executed a management reporting reorganization wherein it created the single role of Chief Executive Officer, who serves as the Chief Operating Decision Maker (CODM). The CODM measures segment profit as operating income for Core Beef and Other, NBP's two reporting segments, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Core Beef-the majority of NBP's revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries. Aggregation criteria were applied to determine the constituents of the Core Beef segment.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other-the Other segment of NBP consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company, and Kansas City Steak Company, LLC, a portion control steak cutting operation.

Eliminations-this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (amounts in thousands):

	Successor Entity			Predecessor Entity
	National Beef Packing Company, LLC and Subsidiaries			Farmland National Beef Packing Company, L.P. and Subsidiaries
	52 weeks ended August 27, 2005	52 weeks ended August 28, 2004	24 days ended August 30, 2003	340 days ended August 6, 2003
Net sales
Core Beef	$4,350,616	$4,151,809	$285,541	$3,463,935
Other	187,852	163,866	15,534	76,463
Eliminations	(199,548)	(222,194)	(18,243)	(161,775)
Total	$4,338,920	$4,093,481	$282,832	$3,378,623

Depreciation and amortization
Core Beef	22,837	19,134	1,845	16,916
Other	1,612	2,036	210	1,452
Total	24,449	21,170	2,055	18,368

Operating income
Core Beef	48,460	65,527	14,119	83,154
Other	5,642	3,532	(216)	1,785
Total	54,102	69,059	13,903	84,939

Interest income	380	549	41	511
Interest expense	(28,552)	(25,909)	(1,690)	(5,560)
Other income (expense)	(3,132)	1,355	(1,755)	(1,011)
Minority interest	(160)	(313)	(2)	(121)
Total income before taxes	$22,638	$44,741	$10,497	$78,758

Capital Expenditures
Core Beef	$16,778	$31,003	$1,674	$28,506
Other	1,422	1,468	24	3,490
Total	$18,200	$32,471	$1,698	$31,996

	August 27, 2005	August 28, 2004
Assets
Core Beef	$605,641	$620,679
Other	28,779	26,426
Eliminations	257	(584)
Total	$634,677	$646,521

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Customer Concentration

In the fiscal year ended August 27, 2005, one customer with its consolidated subsidiaries represented 7.0% of total sales, with no other customer representing more than 3.7% of total sales.  In the fiscal year ended August 28, 2004, one customer with its consolidated subsidiaries represented 9.1% of total sales, with no other customer representing more than 3.3% of total sales. In the fiscal year ended August 30, 2003, one customer with its consolidated subsidiaries represented approximately 10.3% of total sales with no other single customer representing more than 2.9% of total sales.

Sales to Foreign Countries

NBP had sales outside the United States of America in the fiscal years ended 2005 and 2004, the 24 days ended August 30, 2003, and the 340 days ended August 6, 2003 of approximately $295.2 million, $395.5 million, $48.9 million, and $580.1 million, respectively. No single country accounted for more than 10% of total sales. The amount of assets maintained outside the United States of America is not material.

NOTE 12.  UNITED STATES BSE OUTBREAK

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals, which occurred in May 2003 following the discovery of bovine spongiform encephalopathy (BSE) in Alberta that same month, tightened the U.S. cattle supply.  The closure of the U.S. border to Canadian livestock resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.  Although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. beef packing industry continued at a price disadvantage for both raw materials and boxed beef prices while the ban on importation of Canadian livestock was maintained.   The ban on the importation of Canadian cattle was in place from May 2003 to July 2005.

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head enjoyed by the U.S. packing industry.

All of these challenges resulted in tremendous volatility in U.S. livestock market prices during FYE 2003, FYE 2004 and FYE 2005.  In FYE 2005, 2004 and 2003, NBP's total export sales were approximately 7%, 10% and 17%, respectively, of total net sales.

During the second quarter of FYE 2004, NBP recorded charges to sales and cost of sales totaling approximately $18.8 million due to the market impacts of the closure of international borders as a result of the BSE discovery in late December 2003.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 29, 2004, the USDA announced it had established conditions under which it would allow imports into the U.S. of live cattle under 30 months of age and certain other commodities from regions with effective BSE prevention and detection measures.  Prior to being able to import to the U.S., each country must undergo a thorough risk assessment to be recognized as a "minimal-risk region."  Canada was the first country recognized as a minimal-risk region and, as such, would have been eligible to export to the U.S. live cattle under 30 months of age (subject to certain restrictions), as well as certain other animals and products.  The risk assessment conducted by the USDA, as part of the rulemaking process to determine Canada's status as a minimal-risk region, included consideration of the possibility that Canada could experience additional cases of BSE.  The final rule was published in the January 4, 2005 Federal Register and was to become effective March 7, 2005 but was delayed by litigation.

On March 2, 2005, the U.S. District Court in Billings, Montana granted a preliminary injunction to delay the implementation of USDA's minimal-risk regions rule, temporarily blocking the opening of the Canadian border to the importation of live cattle under 30 months of age into the U.S.  On March 17, 2005, the U.S. Department of Justice, on behalf of the USDA, filed a request with the U.S. Court of Appeals for the Ninth Circuit requesting that the court overturn the decision issued by the U.S. District Court in Montana, which would re-establish trade with Canada for beef products and live cattle under 30 months of age.  The National Meat Association along with the Canadian Cattlemen's Association and the Alberta Beef Producers, who were all denied leave to intervene in the trial court, also appealed seeking to overturn the preliminary injunction.  In July 2005, the U.S. Court of Appeals for the Ninth Circuit overturned the March 2005 preliminary injunction issued by the U.S. District Court in Billings, Montana, which had continued the closure of the Canadian border to imports of live cattle.  The U.S. Court of Appeals ruling resulted in the immediate reopening of the Canadian border to live cattle imports.  A petition for rehearing of the Ninth Circuit's ruling to the entire panel of Ninth Circuit judges was rejected by the Ninth Circuit on October 13, 2005.  Although the Court of Appeals action does not completely dispose of the action in the lower court, the lower court may or may not enter final rulings that will permit continued trade in live animals and beef products between the two countries.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  Since the USDA enhanced surveillance program for BSE began in 2004, approximately 510,000 cattle have been tested for BSE using a rapid test.  Three of these animals tested inconclusive and were subsequently subjected to immunohistchemistry, or IHC, testing.  The IHC is an internationally recognized confirmatory test for BSE.  All three inconclusive samples tested negative using IHC.  The three samples were then tested by a second internationally recognized confirmatory test, referred to as the Western Blot test.  Of the three samples, two were negative but the third came back reactive.  Because of the conflicting results, the samples from the animal that tested reactive were sent to Weybridge, England for further testing and the results of that testing were confirmed on June 24, 2005 as positive for BSE.  In a USDA statement issued June 29, 2005, the cow was identified as born and raised in a herd in Texas and was approximately 12 years old.  In the USDA statement, USDA Chief Veterinarian John Clifford stated that the USDA believes, "it was most likely infected by consuming feed prior to the implementation of the ruminant-to-ruminant feed ban in 1997," and he emphasized "that this animal did not enter the human food chain."  Although the Secretary of the USDA has stated that there is no risk to animal or human health related to this case, the impact on the market created by this or other future tests is not possible to predict. Prior to this second confirmed case of BSE in the U.S., many countries had reopened their borders to allow the import of U.S. beef; however, this second confirmed case of BSE has led to uncertainty as to whether or when additional markets may reopen, and whether or when existing open markets may close.

On October 31, 2005, a Japanese food safety panel responsible for recommendations concerning the importation of beef concluded that the risk of BSE in cattle 20 months of age and younger from the United States was very low.  The recommendation sets in motion a series of actions, including a month-long period for public comments, which could lead to the resumption of U.S. beef imports potentially before the end of the calendar year.  There can be no assurance that this action will result in the resumption of trade, or if so, when this will occur.

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