Form 10-Q
period 2006-02-25
NATIONAL BEEF PACKING CO LLC
filed 2006-04-06
CIK 1273784

_________

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                  Accelerated Filer ☐             Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no market for the Registrant's equity.  As of March 25, 2006, there were 121,849,626 Class A units and 18,810,045 Class B units outstanding.

_________

Unless the context indicates or otherwise requires, the terms "National Beef," "NBP," "Company," "we," "our," and "us" refer to National Beef Packing Company, LLC and its consolidated subsidiaries.  As used in this report, the term "U.S. Premium Beef" or "USPB" refers to U.S. Premium Beef, LLC, a Delaware limited liability company, formerly U.S. Premium Beef, Ltd., a Kansas cooperative, which owns a majority interest in National Beef.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	February 25, 2006
	(unaudited)	August 27, 2005
Assets
Current assets:
Cash and cash equivalents	$26,542	$33,872
Accounts receivable, less allowance for returns and doubtful accounts of $3,786 and $3,903, respectively	134,151	170,851
Due from affiliates	2,387	2,475
Other receivables	3,268	3,385
Inventories	112,280	85,426
Other current assets	13,176	9,920
Total current assets	291,804	305,929

Property, plant and equipment, at cost	277,301	258,252
Less accumulated depreciation	55,375	43,114
Net property, plant, and equipment	221,926	215,138
Goodwill	78,858	78,858
Other intangibles, net of accumulated amortization of $4,151 and $3,335, respectively	28,223	28,426
Other assets	6,063	6,326
Total assets	$626,874	$634,677

Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$790	$-
Cattle purchases payable	58,804	54,394
Accounts payable - trade	45,060	42,465
Due to affiliates	295	399
Accrued compensation and benefits	13,532	18,638
Accrued insurance	12,076	15,528
Other accrued expenses and liabilities	16,141	8,234
Distributions payable	1,052	4,621
Total current liabilities	147,750	144,279
Long-term debt, excluding current installments	325,003	308,850
Other liabilities	4,699	4,738
Total liabilities	477,452	457,867
Minority interest	821	753
Capital subject to redemption	51,784	64,218
Members' capital:
Members' capital	96,767	111,804
Accumulated other comprehensive income	50	35
Total Members' capital	96,817	111,839
Commitments and contingencies	-	-
Total liabilities and members' capital	$626,874	$634,677

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	13 weeks ended February 25, 2006 (unaudited)	13 weeks ended February 26, 2005 (unaudited)	26 weeks ended February 25, 2006 (unaudited)	26 weeks ended February 26, 2005 (unaudited)
Net sales	$1,080,026	$1,026,727	$2,175,764	$2,077,447
Costs and expenses:
Cost of sales	1,070,719	1,014,598	2,155,264	2,048,787
Selling, general, and administrative	8,431	8,086	17,061	15,825
Depreciation and amortization	6,875	6,041	13,464	12,069
Total costs and expenses	1,086,025	1,028,725	2.185,789	2,076,681
Operating (loss) income	(5,999)	(1,998)	(10,025)	766
Other income (expense):
Interest income	102	82	183	166
Interest expense	(7,696)	(7,123)	(14,971)	(14,177)
Minority owners' interest in net income of Kansas City Steak, LLC	(54)	(157)	(68)	(211)
Equity in loss of aLF Ventures, LLC	(33)	(273)	(80)	(395)
Other, net	743	(2,992)	1,237	(2,519)
Loss before taxes	(12,937)	(12,461)	(23,724)	(16,370)
Income tax expense	(634)	(559)	(1,176)	(1,097)
Net loss	$(13,571)	$(13,020)	$(24,900)	$(17,467)

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statement of Cash Flows
(in thousands)

	26 weeks ended	26 weeks ended
	February 25, 2006	February 26, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(24,900)	$(17,467)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,464	12,069
Gain on disposal of property, plant, and equipment	(41)	(25)
Minority interest	68	171
Write-off of debt issuance costs	-	2,552
Change in assets and liabilities:
Accounts receivable	36,700	24,084
Due from affiliates	88	732
Other receivables	117	(329)
Inventories	(26,854)	1,650
Other assets	(2,993)	(182)
Accounts payable	847	(1,625)
Due to affiliates	(104)	(18)
Accrued compensation and benefits	(5,106)	(3,757)
Accrued insurance	(3,452)	1,851
Accrued expenses and liabilities	7,868	2,771
Cattle purchases payable	4,317	(1,853)
Net cash provided by operating activities	19	20,624
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(15,673)	(9,969)
Acquisition of intangible assets	(613)	-
Proceeds from sale of property, plant, and equipment	620	797
Net cash used in investing activities	(15,666)	(9,172)
Cash flows from financing activities:
Net receipts under revolving credit lines	13,000	10,941
Repayments of term note payable	-	(2,344)
Borrowings of term note payable	-	3,594
Cash paid for financing costs	-	(1,653)
Change in overdraft balances	1,841	5,763
Repayments of other indebtedness	(399)	(407)
Member distributions	(6,140)	(7,061)
Net cash provided by financing activities	8,302	8,833
Effect of exchange rate changes on cash	15	25
Net (decrease)/increase in cash	(7,330)	20,310
Cash and cash equivalents at beginning of period	33,872	27,998
Cash and cash equivalents at end of period	$26,542	$48,308
Supplemental disclosures:
Cash paid during the period for interest	$13,947	$12,214
Cash paid during the period for taxes	$132	$19
Supplemental non-cash disclosure:
Assets acquired through capital lease	$4,342	$-

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management's best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in NBP's Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 27, 2005.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.  Certain prior year amounts have been reclassified in order to conform to the current year presentation.

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

(2) Inventories

Inventories at February 25, 2006 and August 27, 2005 consisted of the following (in thousands):

	February 25, 2006	August 27, 2005
Dressed and boxed beef	$93,280	$66,993
Beef by-products	7,939	8,476
Supplies	11,061	9,957
Total inventory	$112,280	$85,426

 (3) Comprehensive Loss

Comprehensive loss, which consists of net loss and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net loss	$(13,571)	$(13,020)	$(24,900)	$(17,467)
Other comprehensive income:
Foreign currency translation adjustments	14	9	15	25
Comprehensive loss	$(13,557)	$(13,011)	$(24,885)	$(17,442)

(4) Contingencies

Schumacher v. Tyson Foods, et al.  On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleges that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also seek recovery against all defendants under a theory of unjust enrichment.  The case was certified as a class-action matter in June of 2004. The plaintiffs claim damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs.  The claim will be reduced in an unknown amount by the number of class members who have opted out of the class.  Trial began March 31, 2006.  Management believes that FNBPC acted properly and lawfully in dealings with cattle producers. Management is currently unable to evaluate the outcome of this matter or to estimate the amount of potential loss, if any. In accordance with SFAS No. 5, Accounting for Contingencies, NBP has not established a loss accrual associated with this claim.

NBP is also a party to a number of other lawsuits and claims arising out of the operation of our business. Management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

(5) Capital Subject to Redemption

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At February 25, 2006, the "Capital subject to redemption" was revalued by an independent appraisal process, and the value was determined to be $58.1 million, which was in excess of its carrying value.  Accordingly, the carrying value of the "Capital subject to redemption" increased by approximately $0.5 million through accretion during the thirteen weeks ended February 25, 2006, resulting in the $51.8 million carrying value, as reflected in the accompanying Consolidated Balance Sheet as of February 25, 2006.

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

Eliminations-this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net sales
Core Beef	$1,068,731	$1,029,800	$2,163,346	$2,083,337
Other	52,837	47,361	103,281	92,573
Eliminations	(41,542)	(50,434)	(90,863)	(98,463)
Total	1,080,026	1,026,727	2,175,764	2,077,447

Operating (loss) income
Core Beef	(7,729)	(3,527)	(13,388)	(1,879)
Other	1,730	1,529	3,363	2,645
Total	(5,999)	(1,998)	(10,025)	766

Interest income	102	82	183	166
Interest expense	(7,696)	(7,123)	(14,971)	(14,177)
Other income (expense)	710	(3,265)	1,157	(2,914)
Minority interest	(54)	(157)	(68)	(211)
Total loss before taxes	$(12,937)	$(12,461)	$(23,724)	$(16,370)

	February 25, 2006	February 26, 2005
Assets
Core Beef	$593,431	$605,035
Other	33,423	33,105
Eliminations	20	(1,035)
Total	$626,874	$637,105

(7)  United States BSE Outbreak

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for bovine spongiform encephalopathy (BSE).  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  A second case of BSE in Texas was confirmed in June 2005, with a third case in Alabama confirmed in March 2006.

On December 8, 2005, the Japanese Food Safety Commission issued its final report, concluding that U.S. beef under 20 months of age is safe for Japanese consumers.  On December 11, 2005, Japan reopened its market to U.S. and Canadian beef from cattle 20 months of age or younger, where prior to the border closing, there were no age restrictions on cattle used in beef products imported to Japan.  Beef from cattle that would have qualified for export to Japan had to comply with requirements for age verification of cattle and removal of specified risk materials (SRMs).  Subsequently, on January 20, 2006, Japan halted the import of U.S. beef after vertebral columns were found in three boxes from a small U.S. processor, which violated the agreement the U.S. had with Japan regarding vertebral columns, which are included in the definition of SRMs under this agreement.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  Confirmed cases of BSE discovered in the U.S. can lead to uncertainty regarding domestic consumer demand for beef and the export of U.S. beef.  NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  The Company's revenues and net income may continue to be materially adversely affected due to existing or new import restrictions or additional regulatory restrictions, or disruptions in domestic consumer demand for beef.

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

NBP's amended and restated credit facility contains a provision for a conversion to potentially more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) our election (the Conversion Date).  Given the current U.S. beef industry conditions, there is uncertainty as to whether NBP will be in compliance with the more restrictive covenants after the Conversion Date, which are initially effective with NBP's 2006 fiscal year end.  To address this uncertainty, the Company has been in discussions with the banks associated with its amended and restated credit facility, and the Company is considering different options, such as amending the more restrictive financial covenants or obtaining waivers to those covenants, as appropriate.  However, no arrangements have been made and there can be no guarantee that NBP will be able to obtain such amendments or waivers by its 2006 fiscal year end.

(9)  Subsequent Event

On March 10, 2006, the Company and its majority owner, U.S. Premium Beef, LLC (USPB), announced that USPB had entered into a non-binding Letter of Intent to acquire the business of Brawley Beef, LLC (Brawley Beef).  The parties may enter into a definitive agreement following due diligence.   It is anticipated that NBP would own and operate the Brawley Beef business.  Brawley Beef is owned by an alliance of cattle producers in Arizona and California who supply its meat packing operations with approximately 400,000 animals per year. Brawley Beef produces upscale custom cuts for sale to retail customers. Brawley Beef was formed by its suppliers in 2001 and operates in Brawley, California with a new beef processing facility.

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

Recent Developments

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for bovine spongiform encephalopathy (BSE).  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  A second case of BSE in Texas was confirmed in June 2005, with a third case in Alabama confirmed in March 2006.

On December 8, 2005, the Japanese Food Safety Commission issued its final report, concluding that U.S. beef under 20 months of age is safe for Japanese consumers.  On December 11, 2005, Japan reopened its market to U.S. and Canadian beef from cattle 20 months of age or younger, where prior to the border closing, there were no age restrictions on cattle used in beef products imported to Japan.  Beef from cattle that would have qualified for export to Japan had to comply with requirements for age verification of cattle and removal of specified risk materials (SRMs).  Subsequently, on January 20, 2006, Japan halted the import of U.S. beef after vertebral columns were found in three boxes from a small U.S. processor, which violated the agreement the U.S. had with Japan regarding vertebral columns, which are included in the definition of SRMs under this agreement.

Announcements of inconclusive, preliminary test results for BSE can be expected from time to time as a result of the sensitivity of the new screening regime.  Confirmed cases of BSE discovered in the U.S. can lead to uncertainty regarding domestic consumer demand for beef and the export of U.S. beef.  NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  The Company's revenues and net income may continue to be materially adversely affected due to existing or new import restrictions or additional regulatory restrictions, or disruptions in domestic consumer demand for beef.

                On March 10, 2006, the Company and its majority owner, U.S. Premium Beef, LLC (USPB), announced that USPB had entered into a non-binding Letter of Intent to acquire the business of Brawley Beef, LLC (Brawley Beef).  The parties may enter into a definitive agreement following due diligence.   It is anticipated that NBP would own and operate the Brawley Beef business.  Brawley Beef is owned by an alliance of cattle producers in Arizona and California who supply its meat packing operations with approximately 400,000 animals per year. Brawley Beef produces upscale custom cuts for sale to retail customers. Brawley Beef was formed by its suppliers in 2001 and operates in Brawley, California with a new beef processing facility.

Results of Operations

Thirteen weeks ended February 25, 2006 compared to thirteen weeks ended February 26, 2005

General.  Net loss for the thirteen weeks ended February 25, 2006 was $13.6 million compared to net loss of $13.0 million for the thirteen weeks ended February 26, 2005, an increased loss of $0.6 million.  Sales were higher in the thirteen weeks ended February 25, 2006 compared to those of the prior period due to improved average sales prices of approximately 3.9%, but this increase was more than offset by the increase in cost of sales for the same period due to an increase in live cattle prices resulting from the continued tightened supply of market-ready cattle.

Total costs and expenses of $1,086.0 million and $1,028.7 million for the thirteen weeks ended February 25, 2006 and February 26, 2005, respectively, were 100.6% as a percent of sales for the thirteen weeks ended February 25, 2006 compared to 100.2% for the thirteen weeks ended February 26, 2005.  Tight supplies of market-ready cattle and lower demand levels for beef resulting from continued closure of important export markets, as well as lower plant capacity utilization contributed to a decline in gross margin, resulting in an increase in the operating loss of $4.0 million.

Net Sales.  Net sales were $1,080.0 million for the thirteen weeks ended February 25, 2006 compared to $1,026.7 million for the thirteen weeks ended February 26, 2005, an increase of $53.3 million, or 5.2%.  The increase resulted primarily from an increase in boxed beef and beef product prices of approximately 3.9% at average weights about 0.9% higher than last year, while the number of cattle processed remained relatively flat. Sales improved due to an improved product sales mix and continued growth in value-added sales for the thirteen weeks ended February 25, 2006 as compared to February 26, 2005.

                Cost of Sales.  Cost of sales was $1,070.7 million for the thirteen weeks ended February 25, 2006 compared to $1,014.6 million for the thirteen weeks ended February 26, 2005, an increase of $56.1 million, or 5.5%.  The increase resulted primarily from a 5.2% increase in live cattle prices resulting from the continued tightened supply of market-ready cattle, combined with a slight increase in average live weights of 0.9%, while the number of cattle processed remained relatively flat.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $8.4 million for the thirteen weeks ended February 25, 2006 compared to $8.1 million for the thirteen weeks ended February 26, 2005, an increase of $0.3 million, or 3.7%.  The current year reflects an increase in payroll and related expenses of approximately $0.8 million due to increased life and health benefits expenses and increases in and reassignment of staff, partially offset by a $0.7 million decrease in bad debt reserve resulting from miscellaneous recoveries.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $6.9 million for the thirteen weeks ended February 25, 2006 compared to $6.0 million for the thirteen weeks ended February 26, 2005, an increase of $0.9 million, or 15.0%.  Depreciation expense increased due largely to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the third and fourth quarters of fiscal year 2005 and the first and second quarters of fiscal year 2006.

Operating Loss.  Operating loss was $6.0 million for the thirteen weeks ended February 25, 2006 compared to operating loss of $2.0 million for the thirteen weeks ended February 26, 2005, an increased loss of $4.0 million.  The increased loss resulted primarily from increases in live cattle prices resulting from the continued tight supplies of market-ready cattle combined with lower plant capacity utilization.

                Interest Expense.  Interest expense was $7.7 million for the thirteen weeks ended February 25, 2006 compared to $7.1 million for the thirteen weeks ended February 26, 2005, an increase of $0.6 million, or 8.5%.  The increase was due primarily to higher interest rates on our variable rate debt, partially offset by an average decrease in revolver borrowings for the thirteen weeks ended February 25, 2006, as compared to the same period in fiscal 2005.

                Other, net.  Other, net non-operating income was $0.7 million for the thirteen weeks ended February 25, 2006 compared to non-operating expense of $3.0 million for the thirteen weeks ended February 26, 2005, an increase of $3.7 million.  The thirteen weeks ended February 25, 2006 included $0.6 million in income we received for a settlement of a lawsuit related to corrugated packaging materials, and the same period for 2005 included $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating our existing senior credit facility.

                Income Tax Expense.  Income tax expense was relatively constant at $0.6 million for both the thirteen weeks ended February 25, 2006 and February 26, 2005.  Income tax expense is recorded on income from National Carriers, Inc., which is organized as a C Corporation.

Twenty-six weeks ended February 25, 2006 compared to twenty-six weeks ended February 26, 2005

General.  Net loss for the twenty-six weeks ended February 25, 2006 was $24.9 million compared to net loss of $17.5 million for the twenty-six weeks ended February 26, 2005, an increased loss of $7.4 million.  Sales and cost of sales were both higher in the twenty-six weeks ended February 25, 2006 than those of the prior year period primarily due to an increase in live cattle prices of approximately 4.5% resulting from the continued tight supplies of market-ready cattle, at average weights approximately 1.0% higher than last year, combined with a slight increase of approximately 0.7% in the number of cattle processed.  Average sales prices in boxed beef and beef products increased at a lesser rate of 3.1% for the same period, indicative of the effect of the continued export market closures, negatively impacting gross margin for the twenty-six weeks ended February 25, 2006 as compared to the same period in the prior year.

Total costs and expenses of $2,185.8 million and $2,076.7 million for the twenty-six weeks ended February 25, 2006 and February 26, 2005, respectively, were 100.5% as a percent of sales for the twenty-six weeks ended February 25, 2006 compared to 100.0% for the twenty-six weeks ended February 26, 2005.  Tight supplies of market-ready cattle, continued export market closures and lower plant capacity utilization contributed to a decline in gross margin, resulting in the operating loss for the quarter.

Net Sales.  Net sales were $2,175.8 million for the twenty-six weeks ended February 25, 2006 compared to $2,077.4 million for the twenty-six weeks ended February 26, 2005, an increase of $98.4 million, or 4.7%.  The increase resulted primarily from an increase in boxed beef and beef product prices of approximately 3.1% combined with a slight increase of approximately 0.7% in the number of cattle processed in the twenty-six weeks ended February 25, 2006 at weights that averaged approximately 1.0% higher than the same period in the prior year.  Sales prices improved due to an improved product sales mix and continued growth in value-added sales for the twenty-six weeks ended February 25, 2006 as compared to February 26, 2005.

                Cost of Sales.  Cost of sales was $2,155.3 million for the twenty-six weeks ended February 25, 2006 compared to $2,048.8 million for the twenty-six weeks ended February 26, 2005, an increase of $106.5 million, or 5.2%.  The increase resulted primarily from a 4.5% increase in live cattle prices resulting from a continued tightened supply of market-ready cattle, combined with a slight increase in the number of cattle processed from 2005 of approximately 0.7% and an increase in average live weights of approximately 1.0%.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $17.1 million for the twenty-six weeks ended February 25, 2006 compared to $15.8 million for the twenty-six weeks ended February 26, 2005, an increase of $1.3 million, or 8.2%, which is primarily due to an increase in payroll and benefit expenses of approximately $1.3 million.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $13.5 million for the twenty-six weeks ended February 25, 2006 compared to $12.1 million for the twenty-six weeks ended February 26, 2005, an increase of $1.4 million, or 11.6%.  Depreciation expense increased due largely to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the third and fourth quarters of fiscal year 2005 and the first and second quarters of fiscal year 2006.

Operating (Loss) Income.  Operating loss was $10.0 million for the twenty-six weeks ended February 25, 2006 compared to operating income of $0.8 million for the twenty-six weeks ended February 26, 2005, a decrease of $10.8 million.  The decrease resulted primarily from a continued tight supply of market-ready cattle, closure of export markets and lower plant capacity utilization.

                Interest Expense.  Interest expense was $15.0 million for the twenty-six weeks ended February 25, 2006 compared to $14.2 million for the twenty-six weeks ended February 26, 2005, an increase of $0.8 million, or 5.6%.  The increase was due primarily to higher interest rates on our variable rate debt, partially offset by an average decrease in revolver borrowings for the twenty-six weeks ended February 25, 2006, as compared to the same period in fiscal 2005.

                Other, net.  Other, net non-operating income was $1.2 million for the twenty-six weeks ended February 25, 2006 compared to non-operating expense of $2.5 million for the twenty-six ended February 26, 2005, an increase of $3.7 million.  The twenty-six weeks ended February 25, 2006 included $0.6 million in income we received for a settlement of a lawsuit related to corrugated packaging materials, and the same period for 2005 included $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating our existing senior credit facility.

                Income Tax Expense.  Income tax expense was $1.2 million for the twenty-six weeks ended February 25, 2006 compared to $1.1 million for the twenty-six weeks ended February 26, 2005, an increase of $0.1 million, or 9.1%.  Income tax expense is recorded on income from National Carriers, Inc., which is organized as a C Corporation.

Segment Results

Our operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker (CODM).  Segment profit is measured as operating income for our two reporting segments, Core Beef and Other, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  Certain reclassifications have been made to the prior periods' reporting segment presentation to conform to the current presentation.

Core Beef-the majority of our revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries.  Aggregation criteria were applied to determine the constituents of the Core Beef segment.

Other-our Other segment consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company, and Kansas City Steak Company, LLC, a portion control steak cutting operation.

Eliminations-this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net sales
Core Beef	$1,068,731	$1,029,800	$2,163,346	$2,083,337
Other	52,837	47,361	103,281	92,573
Eliminations	(41,542)	(50,434)	(90,863)	(98,463)
Total	1,080,026	1,026,727	2,175,764	2,077,447

Operating (loss) income
Core Beef	(7,729)	(3,527)	(13,388)	(1,879)
Other	1,730	1,529	3,363	2,645
Total	(5,999)	(1,998)	(10,025)	766

Interest income	102	82	183	166
Interest expense	(7,696)	(7,123)	(14,971)	(14,177)
Other income (expense)	710	(3,265)	1,157	(2,914)
Minority interest	(54)	(157)	(68)	(211)
Total loss before taxes	$(12,937)	$(12,461)	$(23,724)	$(16,370)

	February 25, 2006	February 26, 2005
Assets
Core Beef	$593,431	$605,035
Other	33,423	33,105
Eliminations	20	(1,035)
Total	$626,874	$637,105

Thirteen weeks ended February 25, 2006 compared to thirteen weeks ended February 26, 2005

Core Beef

Net Sales.  Net sales for Core Beef were $1,068.7 million for the thirteen weeks ended February 25, 2006 compared to $1,029.8 million for the thirteen weeks ended February 26, 2005, an increase of $38.9 million, or 3.8%.  The increase resulted primarily from an increase in boxed beef and beef product prices of approximately 3.9% at average weights about 0.9% higher than last year, while the number of cattle processed remained relatively flat. Sales improved due to an improved product sales mix and continued growth in value-added sales for the thirteen weeks ended February 25, 2006 as compared to February 26, 2005.

Operating Loss.  Operating loss for Core Beef was $7.7 million for the thirteen weeks ended February 25, 2006 compared to operating loss of $3.5 million for the thirteen weeks ended February 26, 2005, an increased loss of $4.2 million.  The increased loss resulted primarily from a continued tightened supply of market-ready cattle and lower plant capacity utilization.

Other

                Net Sales.  Net sales for Other were $52.8 million for the thirteen weeks ended February 25, 2006 compared to $47.4 million for the thirteen weeks ended February 26, 2005, an increase of $5.4 million, or 11.4%.  The increase was primarily due to increases in sales in our portion control beef facility and also to market conditions in the transportation industry where freight capacity continues to exceed truck availability, allowing moderate rate increases in our transportation operations.

                Operating Income.  Operating income for Other was $1.7 million for the thirteen weeks ended February 25, 2006 compared to $1.5 million for the thirteen weeks ended February 26, 2005, an increase of $0.2 million, or 13.3%.  The increase was due primarily to the moderate rate increases and improved operating efficiencies in our transportation operations, partially offset by lower operating income in our portion control beef facility.

Twenty-six weeks ended February 25, 2006 compared to twenty-six weeks ended February 26, 2005

Core Beef

Net Sales.  Net sales for Core Beef were $2,163.3 million for the twenty-six weeks ended February 25, 2006 compared to $2,083.3 million for the twenty-six weeks ended February 26, 2005, an increase of $80.0 million, or 3.8%.  The increase resulted primarily from an increase in boxed beef and beef product prices of approximately 3.1% combined with a slight increase of approximately 0.7% in the number of cattle processed in the twenty-six weeks ended February 25, 2006 at weights that averaged approximately 1.0% higher than the same period in the prior year.  Sales prices improved due to an improved product sales mix and continued growth in value-added sales for the twenty-six weeks ended February 25, 2006 as compared to February 26, 2005.

Operating Loss.  Operating loss for Core Beef was $13.4 million for the twenty-six weeks ended February 25, 2006 compared to operating loss of $1.9 million for the twenty-six weeks ended February 26, 2005, an increased loss of $11.5 million.  The increased loss resulted primarily from a continued tightened supply of market-ready cattle and lower plant capacity utilization.

Other

                Net Sales.  Net sales for Other were $103.3 million for the twenty-six weeks ended February 25, 2006 compared to $92.6 million for the twenty-six weeks ended February 26, 2005, an increase of $10.7 million, or 11.6%.  The increase was partially due to increases in sales in our portion control beef facility and also to market conditions in the transportation industry where freight capacity continues to exceed truck availability, allowing rate increases in our transportation operations.

                Operating Income.  Operating income for Other was $3.4 million for the twenty-six weeks ended February 25, 2006 compared to $2.6 million for the twenty-six weeks ended February 26, 2005, an increase of $0.8 million.  The increase was due primarily to the rate increases and improved operating efficiencies in our transportation operations, partially offset by lower operating income in our portion control beef facility.

Liquidity and Capital Resources

As of February 25, 2006, we had net working capital of $144.1 million, which included $1.1 million in distributions payable, and cash and cash equivalents of $26.5 million, including $3.9 million restricted to IRB approved expenditures. As of August 27, 2005, we had net working capital of $161.6 million, which included $4.6 million in distributions payable, and cash and cash equivalents of $33.9 million, including $3.9 million restricted to IRB approved expenditures. Our primary sources of liquidity are cash flows from operations and available borrowings under our amended and restated credit facility.

As of February 25, 2006, we had $325.8 million of long-term debt, of which $0.8 million was classified as a current liability. As of February 25, 2006, our amended and restated credit facility consisted of a $120.0 million term loan, all of which was outstanding, and a $140.0 million revolving line of credit loan, which had outstanding borrowings of $28.0 million, outstanding letters of credit of $43.5 million and available borrowings of $45.7 million, based on the most restrictive financial covenant calculations.  Cash flow from operations and borrowings under our amended and restated credit facility have funded our working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our amended and restated credit facility as of February 25, 2006.

In addition to outstanding borrowings under our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $13.8 million, senior notes of $160.0 million and a capital lease of $4.0 million as of February 25, 2006.

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

Operating Activities

                Net cash provided by operating activities in the twenty-six weeks ended February 25, 2006 was $0.02 million compared to $20.6 million in the twenty-six weeks ended February 26, 2005. The decrease was primarily due to an increase in working capital requirements in the current period resulting from the increased cattle prices partially offset by lower beef inventory volumes, combined with a larger net loss in the current year compared to the same period last year.

Investing Activities

Net cash used in investing activities was $15.7 million in the twenty-six weeks ended February 25, 2006 compared to $9.2 million in the twenty-six weeks ended February 26, 2005.  This increase in cash used was primarily attributable to an increase in expenditures for property, plant and equipment related to improving operating efficiencies, primarily at our Liberal and Dodge City facilities in the current year.

Financing Activities

                Net cash provided by financing activities was $8.3 million in the twenty-six weeks ended February 25, 2006 compared to $8.8 million in the twenty-six weeks ended February 26, 2005.  The change was primarily attributed to a $2.1 million difference in the twenty-six week change of fiscal 2006 as compared to the twenty-six week change in fiscal 2005 in revolving credit borrowings, offset by a $3.9 million decrease in the overdraft balance in the current year, combined with $1.7 million of financing costs paid in fiscal 2005.

Amended and Restated Senior Credit Facility

Our amended and restated credit facility contains a provision for a conversion to potentially more favorable interest rates and more restrictive financial covenants on the earlier of (a) June 1, 2006 or (b) our election (the Conversion Date).  At our election, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of February 25, 2006, the interest rate for the term loan was equal to LIBOR plus 275 basis points (7.3%) and the weighted average interest rate for the revolving loan was equal to LIBOR plus 250 basis points (7.1%).  After the Conversion Date, the interest rate for the term loan and the revolving loan will be determined by reference to a matrix of rates keyed to our funded debt to EBITDA (as defined in the credit agreement) ratio.  As of February 25, 2006, we had not elected to exercise our option regarding the Conversion Date.

The amended and restated credit facility also imposes certain financial covenants.  From December 30, 2004 until the Conversion Date, we are required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  As defined in the amended and restated credit facility, EBITDA contains specified adjustments.  We were in compliance with all of our financial covenants under our amended and restated credit facility as of February 25, 2006.

After the Conversion Date, we will be subject to the following financial covenants:

(i)            A maximum Funded Debt to EBITDA Ratio (as defined in the credit agreement), as follows:

Funded Debt

to EBITDA                            Fiscal Quarter Ended

4.50 to 1.00                            May 31, 2006

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

3.25 to 1.00                            May 31, 2006

2.75 to 1.00                            August 31, 2006 and thereafter

(iii)          A minimum four-quarter rolling EBITDA as follows:

EBITDA                                Fiscal Quarter Ended

$72,000,000                            May 31, 2006

$75,000,000                            August 31, 2006 through May 31, 2007

$85,000,000                            August 31, 2007 and thereafter

(iv)          A minimum four-quarter rolling Debt Service Coverage Ratio (as defined in the credit agreement) of 2.00 to 1.00.

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

Given the current U.S. beef industry conditions, there is uncertainty as to whether we will be in compliance with the more restrictive covenants after the Conversion Date, which are initially effective with our 2006 fiscal year end.  To address this uncertainty, we have been in discussions with the banks associated with our amended and restated credit facility, and we are considering different options, such as amending the more restrictive financial covenants or obtaining waivers to those covenants, as appropriate.  However, no arrangements have been made and there can be no guarantee that we will be able to obtain such amendments or waivers by our 2006 fiscal year end.

The following is a reconciliation of EBITDA to net loss for the specified periods (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005

Net loss	$(13,571)	$(13,020)	$(24,900)	$(17,467)
Interest income	(102)	(82)	(183)	(166)
Interest expense	7,696	7,123	14,971	14,177
Depreciation and amortization	6,875	6,041	13,464	12,069
Income taxes	634	559	1,176	1,097
EBITDA(1)	$1,532	$621	$4,528	$9,710

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

We sell commodity beef products in our business. Commodity beef products are subject to price fluctuations that may create price risk. When appropriate, we enter into forward sales contracts at prices determined prior to shipment. We may hedge the commodity price risk associated with these activities in order to mitigate this price risk.  While this may tend to limit our ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity beef prices. We reflect commodity contract gains and losses as adjustments to the basis of underlying commodities sold; gains or losses are recognized in the statement of operations as a component of net sales.

We may use futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we account for futures contracts and their related firm commitments at fair value. Most firm commitments for boxed beef sales are treated as "normal purchases and sales" and not marked to market.  SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  As of February 25, 2006, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $10.9 million.  As of August 25, 2005, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was negligible.

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

Item 4.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended February 25, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Date: April 6, 2006