Form 10-Q
period 2006-05-27
NATIONAL BEEF PACKING CO LLC
filed 2006-07-10
CIK 1273784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There is no market for the Registrant's equity.  As of June 24, 2006, there were 127,748,923 Class A units and 19,474,520 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	May 27, 2006 (unaudited)	August 27, 2005
Assets
Current assets:
Cash and cash equivalents	$28,823	$33,872
Accounts receivable, less allowance for returns and doubtful accounts of $3,690 and $3,903, respectively	153,316	170,851
Due from affiliates	1,271	2,475
Other receivables	7,253	3,385
Inventories	115,027	85,426
Other current assets	11,410	9,920
Total current assets	317,100	305,929

Property, plant and equipment, at cost	285,405	258,252
Less accumulated depreciation	61,984	43,114
Net property, plant, and equipment	223,421	215,138
Goodwill	78,858	78,858
Other intangibles, net of accumulated amortization of $4,612 and $3,335, respectively	27,824	28,426
Other assets	5,787	6,326
Total assets	$652,990	$634,677

Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$1,927	$-
Cattle purchases payable	58,371	54,394
Accounts payable - trade	44,403	42,465
Due to affiliates	428	399
Accrued compensation and benefits	17,219	18,638
Accrued insurance	13,777	15,528
Other accrued expenses and liabilities	15,825	8,234
Distributions payable	4,519	4,621
Total current liabilities	156,469	144,279
Long-term debt, excluding current installments	322,130	308,850
Other liabilities	4,588	4,738
Total liabilities	483,187	457,867
Minority interest	737	753
Capital subject to redemption	61,672	64,218
Members' capital:
Members' capital	107,340	111,804
Accumulated other comprehensive income	54	35
Total Members' capital	107,394	111,839
Commitments and contingencies	-	-
Total liabilities and members' capital	$652,990	$634,677

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$1,134,514	$1,126,574	$3,310,278	$3,204,021
Costs and expenses:
Cost of sales	1,085,946	1,082,875	3,241,210	3,131,662
Selling, general, and administrative	8,926	8,160	25,987	23,985
Depreciation and amortization	7,091	6,132	20,555	18,201
Total costs and expenses	1,101,963	1,097,167	3,287,752	3,173,848
Operating income	32,551	29,407	22,526	30,173
Other income (expense):
Interest income	106	112	288	279
Interest expense	(7,938)	(7,241)	(22,909)	(21,418)
Minority owners' interest in net (income) loss of Kansas City Steak, LLC	(52)	55	(120)	(156)
Equity in loss of aLF Ventures, LLC	(39)	(128)	(119)	(523)
Other, net	686	342	1,923	(2,177)
Income before taxes	25,314	22,547	1,589	6,178
Income tax benefit (expense)	128	(843)	(1,048)	(1,941)
Net income	$25,442	$21,704	$541	$4,237

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statement of Cash Flows
(in thousands)

	39 weeks ended	39 weeks ended
	May 27, 2006	May 28, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$541	$4,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,555	18,201
Gain on disposal of property, plant, and equipment	(138)	(167)
Minority interest	(16)	117
Write-off of debt issuance costs	-	2,552
Change in assets and liabilities:
Accounts receivable	17,535	175
Due from affiliates	1,204	178
Other receivables	(668)	91
Inventories	(29,601)	(10,807)
Other assets	(951)	2,017
Accounts payable	1,297	153
Due to affiliates	29	40
Accrued compensation and benefits	(1,419)	(1,521)
Accrued insurance	(1,751)	666
Accrued expenses and liabilities	7,441	7,579
Cattle purchases payable	2,804	2,857
Net cash provided by operating activities	16,862	26,368
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(22,758)	(13,950)
Acquisition of intangible assets	(675)	-
Proceeds from sale of property, plant, and equipment	832	1,312
Net cash used in investing activities	(22,601)	(12,638)
Cash flows from financing activities:
Net receipts (payments) under revolving credit lines	7,274	(9,794)
Repayments of term note payable	-	(2,344)
Borrowings of term note payable	-	3,594
Cash paid for financing costs	-	(1,653)
Change in overdraft balances	1,814	4,220
Net repayments of other indebtedness	(764)	(428)
Member distributions	(7,653)	(8,579)
Net cash provided by (used in) financing activities	671	(14,984)
Effect of exchange rate changes on cash	19	29
Net decrease in cash	(5,049)	(1,225)
Cash and cash equivalents at beginning of period	33,872	27,998
Cash and cash equivalents at end of period	$28,823	$26,773
Supplemental disclosures:
Cash paid during the period for interest	$17,295	$14,720
Cash paid during the period for taxes	$137	$29
Supplemental non-cash disclosure:
Assets acquired through capital lease	$8,697	$-

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management's best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in NBP's Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 27, 2005.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.  Certain prior year amounts have been reclassified in order to conform to the current year presentation.

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

(2) Inventories

Inventories at May 27, 2006 and August 27, 2005 consisted of the following (in thousands):

	May 27, 2006	August 27, 2005
Dressed and boxed beef	$94,444	$66,993
Beef by-products	9,219	8,476
Supplies	11,364	9,957
Total inventory	$115,027	$85,426

 (3) Comprehensive Income

Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Net income	$25,442	$21,704	$541	$4,237
Other comprehensive income:
Foreign currency translation adjustments	4	4	19	29
Comprehensive income	$25,446	$21,708	$560	$4,266

(4) Contingencies

Schumacher v. Tyson Foods, et al.  On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleged that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also sought recovery against all defendants under a theory of unjust enrichment.  The case was certified as a class-action matter in June of 2004. The plaintiffs claimed damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs.  The claim is subject to reduction in an unknown amount by the number of class members who have opted out of the class.  Trial began March 31, 2006.  On April 13, 2006, the jury returned a verdict in favor of FNBPC but against the other defendants.  The defendants found liable have filed post-trial motions for judgment as a matter of law, which are now pending.  Plaintiffs have not filed a post-trial motion against FNBPC.

NBP is also a party to a number of other lawsuits and claims arising out of the operation of our business. Management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

(5) Capital Subject to Redemption

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At May 27, 2006, the "Capital subject to redemption" was revalued by an independent appraisal process, and the value was determined to be $65.1 million, which was in excess of its carrying value.  Accordingly, the carrying value of the "Capital subject to redemption" increased by approximately $0.3 million through accretion during the thirteen weeks ended May 27, 2006, resulting in the $61.7 million carrying value, as reflected in the accompanying Consolidated Balance Sheet as of May 27, 2006.

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

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Net sales
Core Beef	$1,127,652	$1,129,896	$3,290,998	$3,213,232
Other	52,034	47,347	155,315	139,921
Eliminations	(45,172)	(50,669)	(136,035)	(149,132)
Total	1,134,514	1,126,574	3,310,278	3,204,021

Operating income (loss)
Core Beef	32,627	28,060	19,240	26,181
Other	(76)	1,347	3,286	3,992
Total	32,551	29,407	22,526	30,173

Interest income	106	112	288	279
Interest expense	(7,938)	(7,241)	(22,909)	(21,418)
Other income (expense)	647	214	1,804	(2,700)
Minority interest (income) loss	(52)	55	(120)	(156)
Total income before taxes	$25,314	$22,547	$1,589	$6,178

	May 27, 2006	May 28, 2005
Assets
Core Beef	$617,077	$611,980
Other	36,233	35,844
Eliminations	(320)	(477)
Total	$652,990	$647,347

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

On December 8, 2005, the Japanese Food Safety Commission issued its final report, concluding that U.S. beef under 20 months of age is safe for Japanese consumers.  On December 11, 2005, Japan reopened its market to U.S. and Canadian beef from cattle 20 months of age or younger, where prior to the border closing, there were no age restrictions on cattle used in beef products imported to Japan.  Beef from cattle that would have qualified for export to Japan had to comply with requirements for age verification of cattle and removal of specified risk materials (SRMs).  Subsequently, on January 20, 2006, Japan halted the import of U.S. beef after vertebral columns were found in three boxes from a small U.S. processor, which violated the agreement the U.S. had with Japan regarding vertebral columns, which are included in the definition of SRMs under this agreement.  On June 21, 2006, Japan and the U.S. once again announced an agreement had been reached to permit the opening of the Japanese markets to U.S. beef products once inspections of qualifying U.S. beef plants are completed.

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

(8)  Long-term Debt and Loan Agreements

As of May 27, 2006, we had $324.1 million of long-term debt, of which $1.9 million was classified as a current liability. As of May 27, 2006, our fourth amended and restated credit facility consisted of a $120.0 million term loan, all of which was outstanding, and a $140.0 million revolving line of credit loan, which had outstanding borrowings of $22.3 million, outstanding letters of credit of $44.5 million and available borrowings of $66.9 million, based on the most restrictive financial covenant calculations.  We were in compliance with all of our financial covenants under our amended and restated credit facility as of May 27, 2006.  In addition to outstanding borrowings under our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $13.8 million, senior notes of $160.0 million and capital leases of $8.0 million as of May 27, 2006.

Amended Senior Credit Facilities

Effective June 1, 2006, and related to the purchase of the assets of Brawley Beef, LLC (Brawley Beef) (see Note 9. Subsequent Events), NBP amended and restated its existing senior credit facility with a consortium of banks.  The facility now consists of a $170.0 million term loan that matures in May 2016 and a $160.0 million revolving line of credit loan that matures in May 2011 that is subject to certain borrowing base limitations.  This amendment and restatement is within the scope of the Emerging Issues Task Force ("EITF") 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility will be written off during the Company's fourth quarter of fiscal year 2006. Management is currently evaluating the impact of the guidance on the costs and charges.  At the closing of the amended and restated credit facility, NBP had outstanding $170.0 million under the term loan and $21.1 million under the revolving loan with an additional $51.6 million of the revolving loan used in the form of letters of credit and had estimated available borrowings of $76.5 million based on the most restrictive financial covenant calculations.

The borrowings under the revolving loan are available for the Company's working capital requirements, capital expenditures and other general corporate purposes.  The amended and restated credit facility is secured by a first priority lien on substantially all of the Company's assets.  The principal amount outstanding under the term loan shall be payable in semi-annual installments on the last business day of each June and December commencing June 30, 2011 in equal installments of approximately $2.8 million, with any and all remaining principal outstanding being due and payable on the maturity date.  Prepayment is allowed at any time.

The amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) August 25, 2007 or (b) the election of the Company (the "Conversion Date").  Currently the interest rate for the term loan is (a) the Base Rate (as defined in the credit agreement) plus 75 basis points or (b) the LIBOR Rate (as defined in the credit agreement) plus 275 basis points, or a combination of these rates at the election of the Company.  At closing of the amended and restated credit facility, the interest rate for the term loan was 8.75%, as a Base Rate loan.  On June 6, 2006, the term loan was converted to a 90 day LIBOR Rate loan at 8.0625%.  Currently the interest rate for the revolving loan is (a) the Base Rate plus 50 basis points or (b) the LIBOR Rate plus 250 basis points, or a combination of these rates at the election of the Company.  At closing of the amended and restated credit facility, the interest rate for the revolving loan was 8.5%, as a Base Rate loan.  After the Conversion Date, the interest rate for the term loan and revolving loan will be determined by reference to a matrix of rates keyed to the Company's funded debt to EBITDA (as defined in the credit agreement) ratio.

The amended and restated credit facility imposes certain financial covenants.  From May 30, 2006 until the earlier of February 28, 2007 or the Conversion Date, NBP is required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After February 28, 2007 until the Conversion date, NBP is required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $60.0 million and (ii) maintain at all times a minimum Borrowing Base Availability of at least $25.0 million.  After the Conversion Date, the Company is required to maintain at all times a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, NBP's annual net capital expenditures are limited to $48 million in fiscal year 2006 and $50 million in each of the fiscal years thereafter.

The amended and restated credit facility contains customary affirmative covenants, including furnishing financial statements, maintenance of insurance, conduct of business, maintenance of properties, and compliance with laws.  The facility also contains customary negative covenants, including covenants restricting the Company's ability to pay certain distributions, incur additional indebtedness, merge with another entity, sell or dispose assets, and make investments or acquire assets, among other restrictions.

(9)  Subsequent Events

On June 1, 2006, the Company and its majority owner, U.S. Premium Beef, LLC, completed the acquisition of substantially all of the assets of Brawley Beef pursuant to the Contribution Agreement with Brawley Beef and National Beef California, LP (NBC) (the Agreement).  NBC is a newly formed limited partnership with National Carriers, Inc., a wholly-owned subsidiary of the Company, acting as its general partner.   Brawley Beef was formed in 2001 and owned by an alliance of cattle producers in Arizona and California who supplied its meat packing operations with cattle. Brawley Beef operated a new beef processing facility that began operations in December 2001 in Brawley, California, and produced upscale custom cuts for sale to retail customers.

Pursuant to the terms of the Agreement, Brawley Beef contributed substantially all of its assets to NBC in exchange for limited partnership units of NBC, and NBC assumed approximately $72 million of Brawley Beef's debt and current liabilities, subject to certain adjustments.  Brawley Beef then exchanged all of its NBC units with USPB for 44,160 new Class A USPB units and 44,160 new Class B USPB units.  The value of these Class A and Class B USPB units was estimated to be $7.3 million based on recent trades at the time the Agreement was negotiated.  Under a separate unit exchange agreement between USPB and the Company, USPB exchanged the limited partnership units of NBC with the Company for 5,899,297 Class A units and 664,475 Class B-1 units of the Company.  As a result, USPB's ownership interest in the Company's Class B voting units increased to 54.76%.

Adjustments to the purchase price will be made within 60 days of closing based on changes in the working capital and debt of Brawley Beef prior to the closing date.  For accounting purposes, the closing is deemed to have occurred on May 30, 2006.  The Company is currently reviewing the valuation of the net assets acquired in determining the allocation of the purchase price.

Concurrently with the transfer of assets, Brawley Beef entered into long-term cattle supply agreements with both NBC and USPB under which Brawley Beef committed to supply approximately 275,000 head of cattle to NBC's Brawley facility.

Under the terms of the Agreement, Brawley Beef made customary covenants, representations and warranties and agreed to indemnify NBC and the Company for breaches of these representations and warranties.  Brawley Beef can satisfy any indemnification obligations over a three-year period with a combination of cash, deductions from payments under certain cattle contracts or surrender of its USPB units at $165 per unit.  In addition, Brawley Beef pledged its USPB units to NBC to secure its obligations under the Agreement.  Brawley Beef's obligations under the Agreement and cattle supply agreements are also supported by limited guaranties from its members.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

This report contains "forward-looking statements," which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with BSE, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, consolidation among our customers and the potential inability to receive the anticipated benefits from the Brawley Beef acquisition.

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

Industry Outlook

Drought conditions provided poor pasture in many important grazing areas of the country and contributed to larger numbers of cattle being placed on feed.  The larger number of cattle on feed has increased the supply of market-ready fed cattle in recent weeks, which increases the risk that this supply could decline in the coming months.

Recent Developments

On June 1, 2006, the Company and its majority owner, U.S. Premium Beef, LLC, completed the acquisition of substantially all of the assets of Brawley Beef, LLC (Brawley Beef) pursuant to the Contribution Agreement with Brawley Beef and National Beef California, LP (NBC) (the Agreement).  NBC is a newly formed limited partnership with National Carriers, Inc., a wholly-owned subsidiary of the Company, acting as its general partner.   Brawley Beef was formed in 2001 and owned by an alliance of cattle producers in Arizona and California who supplied its meat packing operations with cattle. Brawley Beef operated a new beef processing facility that began operations in December 2001 in Brawley, California, and produced upscale custom cuts for sale to retail customers.

Pursuant to the terms of the Agreement, Brawley Beef contributed substantially all of its assets to NBC in exchange for limited partnership units of NBC, and NBC assumed approximately $72 million of Brawley Beef's debt and current liabilities, subject to certain adjustments.  Brawley Beef then exchanged all of its NBC units with USPB for 44,160 new Class A USPB units and 44,160 new Class B USPB units.  The value of these Class A and Class B USPB units was estimated to be $7.3 million based on recent trades at the time the Agreement was negotiated.  Under a separate unit exchange agreement between USPB and the Company, USPB exchanged the limited partnership units of NBC with the Company for 5,899,297 Class A units and 664,475 Class B-1 units of the Company.  As a result, USPB's ownership interest in the Company's Class B voting units increased to 54.76%.

Adjustments to the purchase price will be made within 60 days of closing based on changes in the working capital and debt of Brawley Beef prior to the closing date.  For accounting purposes, the closing is deemed to have occurred on May 30, 2006.    The Company is currently reviewing the valuation of the net assets acquired in determining the allocation of the purchase price.

Concurrently with the transfer of assets, Brawley Beef entered into long-term cattle supply agreements with both NBC and USPB under which Brawley Beef committed to supply approximately 275,000 head of cattle to NBC's Brawley facility.

Under the terms of the Agreement, Brawley Beef made customary covenants, representations and warranties and agreed to indemnify NBC and the Company for breaches of these representations and warranties.  Brawley Beef can satisfy any indemnification obligations over a three-year period with a combination of cash, deductions from payments under certain cattle contracts or surrender of its USPB units at $165 per unit.  In addition, Brawley Beef pledged its USPB units to NBC to secure its obligations under the Agreement.  Brawley Beef's obligations under the Agreement and cattle supply agreements are also supported by limited guaranties from its members.

Effective June 1, 2006, and related to the purchase of the assets of Brawley Beef, our amended and restated senior credit facility with a consortium of banks was further amended and restated.  The facility now consists of a $170.0 million term loan that matures in May 2016 and a $160.0 million revolving line of credit loan that matures in May 2011 that is subject to certain borrowing base limitations.  These transactions are more fully described in "Liquidity and Capital Resources" below.

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

On December 8, 2005, the Japanese Food Safety Commission issued its final report, concluding that U.S. beef under 20 months of age is safe for Japanese consumers.  On December 11, 2005, Japan reopened its market to U.S. and Canadian beef from cattle 20 months of age or younger, where prior to the border closing, there were no age restrictions on cattle used in beef products imported to Japan.  Beef from cattle that would have qualified for export to Japan had to comply with requirements for age verification of cattle and removal of specified risk materials (SRMs).  Subsequently, on January 20, 2006, Japan halted the import of U.S. beef after vertebral columns were found in three boxes from a small U.S. processor, which violated the agreement the U.S. had with Japan regarding vertebral columns, which are included in the definition of SRMs under this agreement.  On June 21, 2006, Japan and the U.S. once again announced an agreement had been reached to permit the opening of the Japanese markets to U.S. beef products once inspections of qualifying U.S. beef plants are completed.

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

Results of Operations

Thirteen weeks ended May 27, 2006 compared to thirteen weeks ended May 28, 2005

General.  Net income for the thirteen weeks ended May 27, 2006 was $25.4 million compared to $21.7 million for the thirteen weeks ended May 28, 2005, an increase of $3.7 million, or 17.1%.  Sales were higher in the thirteen weeks ended May 27, 2006 compared to those of the prior period due to an approximate 2.7% increase in the number of cattle slaughtered at average weights about 2.8% higher than last year, partially offset by an average decline in sales prices per head of 2.9% for the 13 weeks ended May 27, 2006.  Live cattle prices declined approximately 8.1% in the current period resulting from an increase in available market-ready cattle.

Total costs and expenses of $1,102.0 million and $1,097.2 million for the thirteen weeks ended May 27, 2006 and May 28, 2005, respectively, were 97.1% as a percent of sales for the thirteen weeks ended May 27, 2006 compared to 97.4% for the thirteen weeks ended May 28, 2005.  Increasing numbers of market-ready cattle became available during the thirteen weeks ended May 27, 2006 compared to the prior period, contributing to an 8.1% decline in live cattle prices.  Additionally, improved plant capacity utilization contributed to an increase in gross margin, resulting in an increase in operating income of $3.2 million, or 10.9% of operating income.

Net Sales.  Net sales were $1,134.5 million for the thirteen weeks ended May 27, 2006 compared to $1,126.6 million for the thirteen weeks ended May 28, 2005, an increase of $7.9 million, or 0.7%.  The moderate increase resulted from an approximate 2.7% increase in number of cattle slaughtered at average weights about 2.8% higher than last year, offset by an average decline in sales prices per head of 2.9% for the 13 weeks ended May 27, 2006.  Sales improved due to continued growth in value-added sales for the thirteen weeks ended May 27, 2006 as compared to May 28, 2005.

                Cost of Sales.  Cost of sales was $1,085.9 million for the thirteen weeks ended May 27, 2006 compared to $1,082.9 million for the thirteen weeks ended May 28, 2005, an increase of $3.0 million, or 0.3%.  The moderate increase resulted primarily from an approximate 2.7% increase in number of cattle slaughtered at average weights about 2.8% higher than last year, offset by a decline in live cattle prices of approximately 8.1% in the current period.  Cost of sales benefited from an increase in available market-ready cattle during the thirteen weeks ended May 27, 2006 as compared to May 28, 2005.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $8.9 million for the thirteen weeks ended May 27, 2006 compared to $8.2 million for the thirteen weeks ended May 28, 2005, an increase of $0.7 million, or 8.5%.  The current year reflects an increase in marketing expense and travel expense of approximately $0.5 million associated with supporting two new marketing programs, increased travel associated in part with the Brawley Beef acquisition negotiations, and also from increased fuel costs.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $7.1 million for the thirteen weeks ended May 27, 2006 compared to $6.1 million for the thirteen weeks ended May 28, 2005, an increase of $1.0 million, or 16.4%.  Depreciation expense increased due largely to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the fourth quarter of fiscal year 2005 and the first, second and third quarters of fiscal year 2006.

Operating Income.  Operating income was $32.6 million for the thirteen weeks ended May 27, 2006 compared to $29.4 million for the thirteen weeks ended May 28, 2005, an increase of $3.2 million, or 10.9%.  The increase resulted primarily from improved market conditions resulting from the increase of available market-ready cattle, as well as an increased number of cattle slaughtered in the current period at higher average weights than the same period last year.

                Interest Expense.  Interest expense was $7.9 million for the thirteen weeks ended May 27, 2006 compared to $7.2 million for the thirteen weeks ended May 28, 2005, an increase of $0.7 million, or 9.7%.  The increase was due primarily to higher interest rates on our variable rate debt for the thirteen weeks ended May 27, 2006, as compared to the same period in fiscal 2005.

                Other, net.  Other, net non-operating income was $0.7 million for the thirteen weeks ended May 27, 2006 compared to non-operating income of $0.3 million for the thirteen weeks ended May 28, 2005, an increase of $0.4 million, due primarily to $0.3 million in patronage income received in the current period.

                Income Tax Benefit (Expense).  Income tax benefit was $0.1 million for the thirteen weeks ended May 27, 2006 compared to income tax expense of $0.8 million for the thirteen weeks ended May 28, 2005, a decrease in expense of $0.9 million.  Income tax expense decreased due to lower income recorded by National Carriers, Inc., which is organized as a C Corporation, in the current period compared to the same period last year.

Thirty-nine weeks ended May 27, 2006 compared to thirty-nine weeks ended May 28, 2005

General.  Net income for the thirty-nine weeks ended May 27, 2006 was $0.5 million compared to $4.2 million for the thirty-nine weeks ended May 28, 2005, a decrease in income of $3.7 million.  Sales and cost of sales were both higher in the thirty-nine weeks ended May 27, 2006 than those of the prior year period primarily due to an increase of approximately 1.4% in the number of cattle slaughtered, and an increase in live cattle weights of approximately 1.6%, combined with a slight increase in live cattle prices of approximately 0.1% and an approximate 1.0% increase in sales prices per head.  For the thirty-nine weeks ended May 27, 2006, cost of sales increased at a higher rate than sales, negatively impacting gross margin for the thirty-nine weeks ended May 27, 2006 as compared to the same period in the prior year.

Total costs and expenses of $3,287.8 million and $3,173.8 million for the thirty-nine weeks ended May 27, 2006 and May 28, 2005, respectively, were 99.3% as a percent of sales for the thirty-nine weeks ended May 27, 2006 compared to 99.1% for the thirty-nine weeks ended May 28, 2005.  The first half of fiscal 2006 was negatively impacted by the tightened supply of market-ready cattle; increased supply of market-ready cattle helped lower live cattle costs in the third quarter of fiscal 2006.  Lower plant capacity utilization in the first half of fiscal 2006 combined with continued export market closures contributed to a decline in gross margin, resulting in lower operating income for the thirty-nine weeks ended May 27, 2006.

Net Sales.  Net sales were $3,310.3 million for the thirty-nine weeks ended May 27, 2006 compared to $3,204.0 million for the thirty-nine weeks ended May 28, 2005, an increase of $106.3 million, or 3.3%.  The increase resulted primarily from an increase of approximately 1.4% in the number of cattle slaughtered, an increase in live cattle weights of approximately 1.6% and an approximate 1.0% increase in sales prices per head in the thirty-nine weeks ended May 27, 2006 compared to the same period in the prior year.  Sales prices improved due to an improved product sales mix and continued growth in value-added sales for the thirty-nine weeks ended May 27, 2006 as compared to May 28, 2005.

                Cost of Sales.  Cost of sales was $3,241.2 million for the thirty-nine weeks ended May 27, 2006 compared to $3,131.7 million for the thirty-nine weeks ended May 28, 2005, an increase of $109.5 million, or 3.5%.  The increase resulted primarily from an approximate 1.4% increase in the number of cattle slaughtered, and an increase in live cattle weights of approximately 1.6%, combined with a slight increase in live cattle prices of approximately 0.1%.  The first half of fiscal 2006 was negatively impacted by the tightened supply of market-ready cattle; increased supply of market-ready cattle helped lower live cattle costs in the third quarter of fiscal 2006.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $26.0 million for the thirty-nine weeks ended May 27, 2006 compared to $24.0 million for the thirty-nine weeks ended May 28, 2005, an increase of $2.0 million, or 8.3%, which is primarily due to an increase in payroll and benefit expenses of approximately $1.5 million, and an approximate $1.1 million increase in marketing expense and travel expense associated with supporting two new marketing programs, increased travel associated in part with the Brawley Beef acquisition negotiations, and also from increased fuel costs; partially offset by an approximate $1.0 million decrease in bad debt reserve resulting from miscellaneous recoveries.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $20.6 million for the thirty-nine weeks ended May 27, 2006 compared to $18.2 million for the thirty-nine weeks ended May 28, 2005, an increase of $2.4 million, or 13.2%.  Depreciation expense increased due largely to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the fourth quarter of fiscal year 2005 and the first, second and third quarters of fiscal year 2006.

Operating Income.  Operating income was $22.5 million for the thirty-nine weeks ended May 27, 2006 compared to $30.2 million for the thirty-nine weeks ended May 28, 2005, a decrease of $7.7 million, or 25.5%.  The first half of fiscal 2006 was negatively impacted by the tightened supply of market-ready cattle; increased supply of market-ready cattle helped lower live cattle costs in the third quarter of fiscal 2006.  Lower plant capacity utilization in the first half of fiscal 2006 combined with continued export market closures contributed to a decline in gross margin, resulting in lower operating income for the thirty-nine weeks ended May 27, 2006.

                Interest Expense.  Interest expense was $22.9 million for the thirty-nine weeks ended May 27, 2006 compared to $21.4 million for the thirty-nine weeks ended May 28, 2005, an increase of $1.5 million, or 7.0%.  The increase was due primarily to higher interest rates on our variable rate debt, partially offset by a decrease in average revolver borrowings for the thirty-nine weeks ended May 27, 2006, as compared to the same period in fiscal 2005.

                Other, net.  Other, net non-operating income was $1.9 million for the thirty-nine weeks ended May 27, 2006 compared to non-operating expense of $2.2 million for the thirty-nine ended May 28, 2005, an increase in income of $4.1 million.  The thirty-nine weeks ended May 27, 2006 included $0.6 million in income we received for a settlement of a lawsuit related to corrugated packaging materials and $0.3 million in patronage income received, and the same period for 2005 included $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating our existing senior credit facility.

                Income Tax Expense.  Income tax expense was $1.0 million for the thirty-nine weeks ended May 27, 2006 compared to $1.9 million for the thirty-nine weeks ended May 28, 2005, a decrease of $0.9 million, or 47.4%.  Income tax expense decreased due to lower income recorded by National Carriers, Inc., which is organized as a C Corporation, in the current period compared to the same period last year.

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

Core Beef—the majority of our revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries.  Aggregation criteria were applied to determine the constituents of the Core Beef segment.

Other—our Other segment consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company, and Kansas City Steak Company, LLC, a portion control steak cutting operation.

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Net sales
Core Beef	$1,127,652	$1,129,896	$3,290,998	$3,213,232
Other	52,034	47,347	155,315	139,921
Eliminations	(45,172)	(50,669)	(136,035)	(149,132)
Total	1,134,514	1,126,574	3,310,278	3,204,021

Operating income (loss)
Core Beef	32,627	28,060	19,240	26,181
Other	(76)	1,347	3,286	3,992
Total	32,551	29,407	22,526	30,173

Interest income	106	112	288	279
Interest expense	(7,938)	(7,241)	(22,909)	(21,418)
Other income (expense)	647	214	1,804	(2,700)
Minority interest (income) loss	(52)	55	(120)	(156)
Total income before taxes	$25,314	$22,547	$1,589	$6,178

	May 27, 2006	May 28, 2005
Assets
Core Beef	$617,077	$611,980
Other	36,233	35,844
Eliminations	(320)	(477)
Total	$652,990	$647,347

Thirteen weeks ended May 27, 2006 compared to thirteen weeks ended May 28, 2005

Core Beef

Net Sales.  Net sales for Core Beef were $1,127.7 million for the thirteen weeks ended May 27, 2006 compared to $1,129.9 million for the thirteen weeks ended May 28, 2005, a decrease of $2.2 million, or 0.2%.  The slight decrease resulted from an approximate 2.9% decrease in boxed beef and beef product prices, offset by an approximate 2.7% increase in the number of cattle slaughtered at average weights about 2.8% higher than last year. Core Beef sales remained relatively constant, despite continued growth in value-added sales for the thirteen weeks ended May 27, 2006 as compared to May 28, 2005.

Operating Income.  Operating income for Core Beef was $32.6 million for the thirteen weeks ended May 27, 2006 compared to $28.1 million for the thirteen weeks ended May 28, 2005, an increase of $4.5 million, or 16.0%.  The increase resulted primarily from improved market conditions resulting from the increase of available market-ready cattle, as well as an increased number of cattle slaughtered in the current period at higher average weights than the same period last year.

Other

                Net Sales.  Net sales for Other were $52.0 million for the thirteen weeks ended May 27, 2006 compared to $47.3 million for the thirteen weeks ended May 28, 2005, an increase of $4.7 million, or 9.9%.  The increase was primarily due to increases in sales in our portion control beef facility and also to market conditions in the transportation industry where freight capacity continues to exceed truck availability, allowing moderate rate increases in our transportation operations.

                Operating (Loss) Income.  Operating loss for Other was $0.1 million for the thirteen weeks ended May 27, 2006 compared to operating income of $1.3 million for the thirteen weeks ended May 28, 2005, a decrease of $1.4 million.  The decrease was due primarily to increased operating costs resulting mainly from insurance-related costs in our transportation operations, partially offset by rate increases in our transportation operations and improved margins in our portion control beef facility.

Thirty-nine weeks ended May 27, 2006 compared to thirty-nine weeks ended May 28, 2005

Core Beef

Net Sales.  Net sales for Core Beef were $3,291.0 million for the thirty-nine weeks ended May 27, 2006 compared to $3,213.2 million for the thirty-nine weeks ended May 28, 2005, an increase of $77.8 million, or 2.4%.  The increase resulted primarily from an increase of approximately 1.4% in the number of cattle slaughtered, increase in live cattle weights of approximately 1.6% and an approximate 1.0% increase in sales prices per head in the thirty-nine weeks ended May 27, 2006 compared to the same period in the prior year.  Sales prices improved due to an improved product sales mix and continued growth in value-added sales for the thirty-nine weeks ended May 27, 2006 as compared to May 28, 2005.

Operating Income.  Operating income for Core Beef was $19.2 million for the thirty-nine weeks ended May 27, 2006 compared to $26.2 million for the thirty-nine weeks ended May 28, 2005, a decrease of $7.0 million, or 26.7%.  The first half of fiscal 2006 was negatively impacted by the tightened supply of market-ready cattle; increased supply of market-ready cattle helped lower live cattle costs in the third quarter of fiscal 2006.  Lower plant capacity utilization in the first half of fiscal 2006 combined with continued export market closures contributed to a decline in gross margin, resulting in lower operating income for the thirty-nine weeks ended May 27, 2006.

Other

                Net Sales.  Net sales for Other were $155.3 million for the thirty-nine weeks ended May 27, 2006 compared to $139.9 million for the thirty-nine weeks ended May 28, 2005, an increase of $15.4 million, or 11.0%.  The increase was partially due to increases in sales in our portion control beef facility and also to market conditions in the transportation industry where freight capacity continues to exceed truck availability, allowing rate increases in our transportation operations.

                Operating Income.  Operating income for Other was $3.3 million for the thirty-nine weeks ended May 27, 2006 compared to $4.0 million for the thirty-nine weeks ended May 28, 2005, a decrease of $0.7 million, or 17.5%.  The decrease was due primarily to increased operating costs resulting mainly from insurance-related costs, partially offset by rate increases in our transportation operations.

Liquidity and Capital Resources

As of May 27, 2006, we had net working capital of $160.6 million, which included $4.5 million in distributions payable, and cash and cash equivalents of $28.8 million, including $4.0 million restricted to IRB approved expenditures. As of August 27, 2005, we had net working capital of $161.6 million, which included $4.6 million in distributions payable, and cash and cash equivalents of $33.9 million, including $3.9 million restricted to IRB approved expenditures. Our primary sources of liquidity are cash flows from operations and available borrowings under our amended and restated credit facility.

As of May 27, 2006, we had $324.1 million of long-term debt, of which $1.9 million was classified as a current liability. As of May 27, 2006, our fourth amended and restated credit facility consisted of a $120.0 million term loan, all of which was outstanding, and a $140.0 million revolving line of credit loan, which had outstanding borrowings of $22.3 million, outstanding letters of credit of $44.5 million and available borrowings of $66.9 million, based on the most restrictive financial covenant calculations.  Cash flow from operations and borrowings under our amended and restated credit facility have funded our working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our amended and restated credit facility as of May 27, 2006.

In addition to outstanding borrowings under our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $13.8 million, senior notes of $160.0 million and capital leases of $8.0 million as of May 27, 2006.

Amended and Restated Senior Credit Facilities

Effective June 1, 2006, and related to the purchase of the assets of Brawley Beef, more fully described in "Recent Developments" above, we amended and restated our existing senior credit facility with a consortium of banks.  The facility now consists of a $170.0 million term loan that matures in May 2016 and a $160.0 million revolving line of credit loan that matures in May 2011 that is subject to certain borrowing base limitations.  This amendment and restatement is within the scope of the Emerging Issues Task Force ("EITF") 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility will be written off during our fourth quarter of fiscal year 2006.  Management is currently evaluating the impact of the guidance on the costs and charges. At the closing of the amended and restated credit facility, we had outstanding $170.0 million under the term loan and $21.1 million under the revolving loan with an additional $51.6 million of the revolving loan used in the form of letters of credit and had estimated available borrowings of $76.5 million based on the most restrictive financial covenant calculations.

The borrowings under the revolving loan are available for our working capital requirements, capital expenditures and other general corporate purposes.  The amended and restated credit facility is secured by a first priority lien on substantially all of our assets.  The principal amount outstanding under the term loan shall be payable in semi-annual installments on the last business day of each June and December commencing June 30, 2011 in equal installments of approximately $2.8 million, with any and all remaining principal outstanding being due and payable on the maturity date.  Prepayment is allowed at any time.

The amended and restated credit facility contains covenants that limit its ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  The amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) August 25, 2007 or (b) our election (the "Conversion Date").  Currently the interest rate for the term loan is (a) the Base Rate (as defined in the credit agreement) plus 75 basis points or (b) the LIBOR Rate (as defined in the credit agreement) plus 275 basis points, or a combination of these rates at our election.  At closing of the amended and restated credit facility, the interest rate for the term loan was 8.75%.  On June 6, 2006, the term loan was converted to a 90 day LIBOR Rate loan at 8.0625%.  Currently the interest rate for the revolving loan is (a) the Base Rate plus 50 basis points or (b) the LIBOR Rate plus 250 basis points, or a combination of these rates at our election.  At closing of the amended and restated credit facility, the interest rate for the revolving loan was 8.5%, as a Base Rate loan.  After the Conversion Date, the interest rate for the term loan and revolving loan will be determined by reference to a matrix of rates keyed to our funded debt to EBITDA (as defined in the credit agreement) ratio.

The amended and restated credit facility imposes certain financial covenants.  From May 30, 2006 until the earlier of February 28, 2007 or the Conversion Date, we are required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After February 28, 2007 until the Conversion date, we are required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $60.0 million and (ii) maintain at all times a minimum Borrowing Base Availability of at least $25.0 million.  After the Conversion Date, we are required to maintain at all times a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, our annual net capital expenditures are limited to $48 million in fiscal year 2006 and $50 million in each of the fiscal years thereafter.

The amended and restated credit facility contains customary affirmative covenants, including furnishing financial statements, maintenance of insurance, conduct of business, maintenance of properties, and compliance with laws.  The facility also contains customary negative covenants, including covenants restricting our ability to pay certain distributions, incur additional indebtedness, merge with another entity, sell or dispose assets, and make investments or acquire assets, among other restrictions.

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

Operating Activities

                Net cash provided by operating activities in the thirty-nine weeks ended May 27, 2006 was $16.9 million compared to $26.4 million in the thirty-nine weeks ended May 28, 2005. The decrease was primarily due to an increase in working capital requirements in the current period resulting from the increased beef inventory volumes partially offset by lower live cattle prices, combined with lower net income in the current year compared to the same period last year.

Investing Activities

Net cash used in investing activities was $22.6 million in the thirty-nine weeks ended May 27, 2006 compared to $12.6 million in the thirty-nine weeks ended May 28, 2005.  This increase in cash used was primarily attributable to an increase in expenditures for property, plant and equipment related to improving operating efficiencies, primarily at our Dodge City and Liberal facilities in the current year.

Financing Activities

                Net cash provided by financing activities was $0.7 million in the thirty-nine weeks ended May 27, 2006 compared to net cash used in financing activities of $15.0 million in the thirty-nine weeks ended May 28, 2005.  The change was primarily attributed to a $17.1 million difference in the thirty-nine week change of fiscal 2006 as compared to the thirty-nine week change in fiscal 2005 in revolving credit borrowings, offset by a $2.4 million decrease in the overdraft balance in the current year, combined with $1.7 million of financing costs paid in fiscal 2005.

The following is a reconciliation of EBITDA to net income for the specified periods (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005

Net income	$25,442	$21,704	$541	$4,237
Interest income	(106)	(112)	(288)	(279)
Interest expense	7,938	7,241	22,909	21,418
Depreciation and amortization	7,091	6,132	20,555	18,201
Income taxes (benefit) expense	(128)	843	1,048	1,941
EBITDA(1)	$40,237	$35,808	$44,765	$45,518

(1) EBITDA represents earnings before net interest, taxes, depreciation and amortization. EBITDA is presented because management believes that it is helpful to investors, securities analysts and other interested parties in evaluating our performance as compared to the performance of other companies in our industry. EBITDA, with adjustments specified in our amended credit facility, is also the basis for calculating our financial debt covenants under our amended credit facility and for calculating whether we may incur additional indebtedness under the indenture governing our senior notes.  Accordingly, management believes that EBITDA is a useful indicator of our ability to incur and service debt obligations.  EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States of America. It should not be considered an alternative to net income or income from operations or any other measure of performance derived in accordance with generally accepted accounting principles. Our computation of EBITDA may not be comparable to other similarly titled measures computed by other companies because companies do not always calculate EBITDA in the same fashion.

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

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  As of May 27, 2006, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $12.1 million.  As of August 25, 2005, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was negligible.

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

Item 4.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended May 27, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     For information regarding the issuance of units in connection with the acquisition of assets of Brawley Beef, see "Recent Developments" above.  The units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)     A special meeting of the members was held May 25, 2006.

(b)     Not applicable.

(c)     The members unanimously approved:

i.	the transactions related to the acquisition of substantially all assets of Brawley Beef, LLC, including the Contribution Agreement dated as of May 19, 2006 between Brawley Beef, NBC and the Company;
ii.	the transactions related to a Fifth Amended and Restated Credit Agreement; and,
iii.	the Contribution Agreement dated as of May 30, 2006 between the Company and U.S. Premium Beef, LLC.

(d)     Not applicable.

Item 5. Other Information

     The Company may purchase a portion of its outstanding Senior Notes from time to time in accordance with the limits imposed under its senior credit facility.

Item 6. Exhibits

(A)      Exhibits

2.1*	Contribution Agreement dated as of May 19, 2006 between Brawley Beef, LLC, National Beef California, L.P and National Beef Packing Company, LLC.

2.2*	Contribution Agreement dated as of May 30, 2006 between U.S. Premium Beef, LLC and Brawley Beef, LLC.

2.3*	Contribution Agreement dated as of May 30, 2006 between National Beef Packing Company, LLC and U.S. Premium Beef, LLC.

3.1(a)	Limited Liability Company Agreement of National Beef Packing Company, LLC, as of August 6, 2003.

3.1(b)	Amendment to the Limited Liability Company Agreement of National Beef Packing Company, LLC, as of July 7, 2005.

3.1(c)	Revised Exhibit 3.1 to the Limited Liability Company Agreement of National Beef Packing Company, LLC, effective as of May 30, 2006.

10.1

Fifth Amended and Restated Credit Agreement dated as of May 30, 2006 by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 22, 2006).

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

* The Contribution Agreements in Exhibits 2.1, 2.2 and 2.3 contain Schedules and Exhibits that the Company hereby agrees to furnish supplementally to the SEC upon its request.

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

Date: July 10, 2006

