Form 10-K
period 2006-08-26
NATIONAL BEEF PACKING CO LLC
filed 2006-11-17
CIK 1273784

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 26, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to_________ .

Commission file number 333-111407

NATIONAL BEEF PACKING COMPANY, LLC
(Exact name of registrant as specified in its charter)

DELAWARE	48-1129505
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

12200 North Ambassador Drive, Kansas City, MO 64163
(Address of principal executive offices)

Telephone: (800) 449-2333
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐               Accelerated Filer ☐                Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There is no market for the Registrant's equity.  As of October 28, 2006, there were 127,748,923 Class A units and 19,474,520 Class B units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

MARKET AND INDUSTRY DATA AND FORECASTS

Market data and certain industry forecasts used throughout this report were obtained from internal surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable, based upon our management's knowledge of the industry, have not been independently verified. Forecasts are particularly likely to be inaccurate, especially over long periods of time. In addition, we do not know what assumptions regarding general economic growth were used in preparing the forecasts we cite.

----------------------------------

Unless the context indicates or otherwise requires, the terms "National Beef," "NBP," "Company," "we," "our," and "us" refer to National Beef Packing Company, LLC and its consolidated subsidiaries.  As used in this report, the term "U.S. Premium Beef" and "USPB" refers to U.S. Premium Beef, LLC, a Delaware limited liability company, formerly U.S. Premium Beef, Ltd., a Kansas cooperative.  As used in this report, the terms "FYE" and "fiscal year ended" refer to our fiscal year, which ends on the last Saturday in August.

PART I

ITEM 1.  BUSINESS

General

We are the fourth largest beef processing company in the United States, accounting for 12.5% of the United States fed cattle processed in our FYE 2006. We process, package and deliver fresh beef for sale to customers in the United States and international markets. Our products include boxed beef and beef by-products, such as hides and offal. In addition, we sell value-added beef products including branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. We market our products to retailers, distributors, food service providers and the United States military. In FYE 2006, we processed in excess of three million fed cattle at our facilities and generated total net sales of $4.6 billion.  Our relationship with our majority owner, U.S. Premium Beef, facilitates a vertically integrated business model and provides us with a significant portion of the high-quality cattle used in our boxed beef and value-added products.

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

Steven D. Hunt, one of our three managers and the Chief Executive Officer of U.S. Premium Beef, has over 25 years of experience in the beef industry. Mr. Hunt has been an integral member of our team and has helped to increase our supply of high-quality cattle by facilitating the growth of the membership base at U.S. Premium Beef.

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

Subsequently, NB Acquisition merged into us, and we then converted into a limited liability company under Delaware law, National Beef Packing Company, LLC (NBP or Successor).  These transactions closed on August 6, 2003.  We continue to hold all of the same assets we held before the consummation of the transactions, including equity in our subsidiaries.

Industry Overview

Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world, producing approximately 24.7 billion pounds of beef in calendar 2005. Beef production, from the birth of the animal to the delivery of meat products to the end distributor, is comprised of two primary segments: production and processing. The production segment raises cattle for slaughter and the processing segment slaughters cattle and packages beef for delivery to customers.  A typical 1,200 pound animal yields about 580 pounds of saleable meat in addition to by-products.  Cattle supply in the beef industry typically follows a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. This cycle is unique to cattle as other animals can either generate multiple offspring or have shorter incubation periods.

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

In FYE 2006, approximately 27.1 million fed cattle were processed in the United States.  In recent periods, demand for beef products in the United States has been relatively stable, with population growth the primary factor in determining increased aggregate demand.

BSE and Related Export Bans

The closure of U.S. borders to the importation of Canadian feeder and fattened (ready for slaughter) animals, which occurred in May 2003 following the discovery of bovine spongiform encephalopathy (BSE) in Alberta that same month, tightened the U.S. cattle supply.  The closure of the U.S. border to Canadian livestock resulted in higher overall feeder and fed cattle prices in the U.S., negatively impacting raw material prices.  Although the U.S. border opened to Canadian produced boxed beef in September 2003, the entire U.S. beef industry continued at a price disadvantage for both raw materials and boxed beef prices while the ban on importation of Canadian livestock was maintained from May 2003 to July 2005.

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head realized by the U.S. beef packing industry.

The reopening of U.S. export markets was further hampered by discovery in 2005 of a second case of BSE in the U.S. as well as additional precautions required by some other importing countries.  In December 2005, Japan opened their border to U.S. beef, but subsequently closed it a short time later as a result of a U.S. packer erroneously shipping a product not approved for export to Japan.  On July 26, 2006, Japan agreed to reopen its market to U.S. beef aged 20 months and younger after an inspection of U.S. beef processing plants.  Shipments of U.S. beef to Japan commenced in August 2006.  In September 2006, Korea announced a provisional opening of their border to U.S. beef, but restrictions imposed with the reopening have created uncertainty regarding amounts of beef that may qualify.

These challenges resulted in tremendous volatility in U.S. livestock market prices since FYE 2004.  Where pre-BSE export sales were approximately 17% of total net sales in FY 2003, NBP's total export sales were approximately 10%, 7% and 7% of total net sales in FYE 2004, 2005 and 2006, respectively.  With the age restrictions placed on cattle that qualify for export to Japan, it is anticipated that between 5% and 20% of U.S. fed cattle will be able to meet the criteria.

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

Business Strategy

Increase our Supplier Alliances.     We intend to continue to increase the number of high-quality cattle that we purchase from supplier alliances to increase revenue and improve profitability. The cattle we purchase through supplier alliances, such as our relationship with U.S. Premium Beef, are purchased on either a value-based formula, which sets the price for carcasses according to both quality and yield, or a secondary-market basis, whereby we purchase cattle from suppliers outside of our primary supply territory. The percent of cattle we purchase pursuant to each of these methods fluctuates from period to period; the number of cattle we purchased on either a value-based formula or a secondary market basis was approximately 53% of our total cattle purchased in FYE 2006.

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

On May 19, 2006, we entered into a Contribution Agreement with Brawley Beef, LLC (Brawley Beef) and National Beef California, LP (NBC) (the Agreement). NBC is a newly formed limited partnership, formed for the purposes of acquiring substantially all of the assets of Brawley Beef, with National Carriers, our wholly-owned subsidiary acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility in Brawley, California.  Pursuant to the terms of the Agreement, Brawley Beef contributed substantially all of its assets to NBC in exchange for limited partnership units of NBC, and NBC assumed certain of Brawley Beef's debt and current liabilities. Brawley Beef then exchanged all of its NBC units with U.S. Premium Beef, our majority owner, for 44,160 new Class A U.S. Premium Beef units and 44,160 new Class B U.S. Premium Beef units. Under a separate unit exchange agreement between USPB and us, USPB then exchanged these units of NBC with us for 5,899,297 Class A nonvoting units and 664,475 Class B-1 voting units of ours. As a result, USPB's ownership interest in our Class B voting units increased to 54.76%. The transaction was effective May 30, 2006.  Concurrently with the transfer of assets, Brawley Beef entered into long-term cattle supply agreements with both NBC and USPB under which Brawley Beef committed to supply approximately 275,000 head of cattle to NBC's Brawley facility.

Continue to Improve Operating Efficiencies.     We plan to continue to focus on increasing our profit margins by improving operating efficiencies and increasing our processing yields. Since 1995, we have invested over $330 million and successfully expanded our processing facilities, creating an efficient and high volume business.

Pursue Strategic Acquisitions.     Our management team has a history of successfully executing and integrating acquisitions in core or complementary businesses. We intend to continue to evaluate and selectively pursue acquisitions, particularly of underperforming processing facilities, which we believe are strategically important based on their potential to: (i) meet our customers' needs, (ii) diversify our product offerings and customer base, (iii) broaden our geographic production and distribution platform and (iv) increase cash flow.  We may pursue any such acquisitions subject to the covenants contained in our debt agreements. As an example, we acquired substantially all of the assets of Brawley Beef effective May 30, 2006, which resulted in our ownership of its beef processing facility in Brawley, California, and entered into a long-term supply agreement for approximately 275,000 head of cattle per year to this facility.  Additionally, NBP acquired Vintage Foods, L.P., including the Vintage™ Natural Beef brand, during fiscal year 2006.  The Vintage brand is marketed as natural beef that is antibiotic- and hormone-free, and uses cattle that are 20 months of age and younger.

Competitive Strengths

Vertically Integrated Business Model.   U.S. Premium Beef owns the right, and is subject to the obligation, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef's ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  U.S. Premium Beef's ownership of and contractual supply relationship with us enhances our ability to deliver a consistent, high-quality, value-added product to our customers. U.S. Premium Beef is a limited liability company and its owners and associates consist of cattle ranchers and feedlot owners and operators. In FYE 2006, U.S. Premium Beef and its producer-owners provided us with approximately 18% of our total cattle requirements through the pricing grid process as more fully described in Item 13, Certain Relationships and Related Transactions. We believe this supply relationship with U.S. Premium Beef provides us with significant competitive advantages; including: (i) consistently supplying high-quality cattle, and (ii) an ability to consistently provide our customers with higher margin, value-added products.

Modern and Efficient Facilities.    We have invested more than $330 million since 1995 to modernize our facilities, expand capacity and increase the rate at which our cattle are processed. These facility upgrades and expansions have enabled us to more than double the number of cattle we process. We believe that our beef processing facilities in Liberal, Kansas and Dodge City, Kansas are among the largest, most modern and efficient processing facilities in the United States.  With the acquisition of the Brawley, California plant in June 2006, these three facilities combined are capable of processing over 13,000 cattle per day. We believe that our efficiency improvements at these facilities have allowed us to achieve higher capacity utilization rates, lower operating costs and higher operating margins than those of our major competitors. Furthermore, these efficiencies have helped us increase our market share of the United States supply of fed cattle processed from approximately 7.5% in 1997 to approximately 12.5% in 2006. Our two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows us to serve customers, such as Wal-Mart, in this growing niche market. In addition, our facilities are strategically located to enable us to source cattle and beef products efficiently and to effectively serve our customers.

Significant Value-Added Product Portfolio.    Our value-added product portfolio consists of branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. Our total value-added sales were approximately $1,246.9 million in FYE 2006, comprising approximately 26.9% of our total net sales. Our value-added products contribute significantly more, in terms of gross margin, than our traditional boxed beef products and are an important component of our profitability.  Prior to the discovery of a single dairy cow in Washington state infected with BSE on December 23, 2003, our chilled and frozen export beef products, which primarily consist of premium cuts, had been our primary export to the international beef market, particularly to Japan.

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

Supplier, Customer and Channel Diversification.    Two of our beef processing facilities are located in southwest Kansas, and our primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma.  According to information from the USDA, cattle on feed in the Kansas, Texas and Oklahoma area represented approximately 52% of the cattle on feed in the U.S. during 2006. During 2006, we acquired substantially all of the assets of Brawley Beef, LLC. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied cattle to this beef processing facility in Brawley, California.  Concurrent with this acquisition, these Brawley Beef cattle producers became unitholders of USPB and also entered into long-term cattle supply agreements with both NBP and USPB under which Brawley Beef committed to supply cattle to NBP's Brawley facility.

The close proximity of our facilities to large supplies of cattle gives our buyers the ability to visit feedlots on a regular basis, which enables us to develop strong working relationships with our suppliers.  Additionally, the close proximity of our facilities to large supplies of cattle encourages our suppliers to tailor their production decisions to efficiently meet the demands of our customers, reduces our reliance on any one cattle supplier and lowers our transportation costs. In FYE 2006, excluding our supply arrangement with U.S. Premium Beef, our largest supplier accounted for 5.6% of our total purchases and our top 25 suppliers accounted for 39.3% of our total purchases.

We also have a diversified sales mix across distribution channels and customers. This approach provides multiple avenues of potential growth and reduces our dependence on any one market or customer. We sell our products to retailers, distributors, food service providers, further processors, the United States military and through other channels. In FYE 2006, approximately 65% of our total net sales were to retailers and 20% to food service providers. Across these channels, we serve over 900 customers, which represent most major retailers and food service providers in the U.S. In FYE 2006, no one customer represented more than 3.0% of total net sales, other than Wal-Mart and its affiliate Sam's Club, which together represented 7.9% of our total net sales. Our top 10 customers represented 29.8% of total net sales in FYE 2006.

Experienced Management.    We are led by an experienced management team with, on average, over 21 years of experience in the beef processing industry. John R. Miller, our Chief Executive Officer, has over 25 years of experience in the beef processing industry. Mr. Miller has been recognized by Forbes magazine for his achievements and leadership within our industry. He has assembled a team of professionals, including our President, Timothy M. Klein, who have worked together over the past 15 years in developing our company into a profitable and premium supplier of beef products.

Description of Business Segments

The Company reports in two business segments:  Core Beef and Other.  The Company measures segment profit as operating income.  Financial information about those segments may be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Core Beef

Products, Sales and Marketing

The majority of our revenues are generated from the sale of fresh meat either as a boxed beef product or a case-ready product. These products accounted for approximately 91% of our revenues in FYE 2006. In addition, we sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries. We also sell cattle hides to tanners, who primarily supply the clothing and automotive industries for both domestic and international use. We emphasize the sale of higher-margin, branded beef products, and we market these products under several brand names, including Black Angus Beef™, Black Canyon® Angus Beef, Certified Premium Beef™, Naturewell® Natural Beef, NatureSource™ Natural Angus Beef and Vintage™ Natural Beef.  Also part of our value-added product line is Certified Angus Beef®, a registered trademark (used with permission) of Certified Angus Beef, LLC, a wholly-owned subsidiary of the American Angus Association; and Certified Hereford Beef®, a registered trademark (used with permission) of Certified Hereford Beef, LLC.

Our focus continues to be adding further processing, specialized cutting, packaging and other value-added components to our products that generate higher profitability. In 2001, we opened two state-of-the-art case-ready facilities, which enabled us to expand margins by adding value to the beef we process. Our case-ready operations further process our boxed beef products by trimming and cutting our products into individual portions, and in some instances injecting with a solution to tenderize and moisturize the products. These portions are then packaged, oxygenated and sealed in a plastic case to increase the shelf-life of these products by up to five times versus traditional packaging methods.

During FYE 2006, we sold our beef products to more than 900 customers located in 12 countries. We market our beef products through several channels, including:

  national and regional retailers, including supermarket chains, independent grocers, club stores and wholesale distributors such as Sam's Club, Royal Ahold, Sherwood Foods and Associated Wholesale Grocers;

  national retailers such as Wal-Mart, who purchase a substantial portion of our case-ready and branded products;

  the food service industry, including food service distributors, hotel chains and other institutional customers such as U.S. Foodservice, Sysco, and MBM Corporation;

  further processors, including Oscar-Mayer and ConAgra; and

  international markets, including China, Mexico, Canada, South Korea, Hong Kong and Taiwan. Subsequent to the December 23, 2003 discovery of a single case of BSE in Washington state, export beef products have been limited to boxed beef products from cattle younger than 30 months to Mexico and other limited, smaller foreign markets.  Many international importers, such as Japan and South Korea (who were two of our largest export markets for edible beef products in FYE 2003), closed their borders to U.S. edible beef products after this report of BSE.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle 20 months and younger.  In September 2006, South Korea announced that it would resume the importation of U.S. boneless beef from cattle less than 30 months of age.

As of August 26, 2006, our domestic sales team consisted of 26 employees. The sales office for domestic sales is located in our headquarters building in Kansas City, Missouri. The sales team in this office is responsible for selling and coordinating the movement of approximately 43 million pounds of boxed beef products per week to our customers nationwide. This centralized sales concept allows us to respond quickly to customer requests for pricing and load information. We have also integrated the satellite tracking capabilities of refrigerated carriers into our website allowing customers to track shipments in process. While providing significant customer advantages, our centralized sales concept also enables our sales force to share key market intelligence in a manner that allows them to react to changing market conditions in an efficient manner.

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

Raw Materials and Procurement

Our primary raw material for our processing plants is live cattle. During FYE 2006 we obtained approximately 18% of our cattle requirements from U.S. Premium Beef and its producer-owners through the pricing grid process.  During FYE 2005 and FYE 2004 we obtained approximately 19% and 18% of our cattle requirements from U.S. Premium Beef. Our arrangement with U.S. Premium Beef provides us with a consistent supply of high-quality cattle. For information regarding this agreement, see Item 13, Certain Relationships and Related Transactions and Note 8, Related Party Transactions to our consolidated financial statements in Item 8, both of which are included in this report.  We also purchase cattle on a cash bid basis from our primary and secondary markets. We further sponsor other, non-affiliated supplier alliances that provide us with high-quality cattle. We believe that we are a first choice processor for suppliers seeking to attain premium pricing for their high-quality cattle and that cattle suppliers view us more favorably than our competitors due to our vertically integrated business model, which emphasizes building relationships and cooperating with suppliers and paying a premium for high-quality cattle. During FYE 2006, we had approximately 1,100 suppliers that provided us with cattle.

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

Processing Facilities and Operations

We operate a total of five beef processing facilities in the United States. Our Liberal, Kansas and Dodge City, Kansas facilities are geographically positioned near our suppliers to efficiently source raw materials by reducing transportation costs. The plant we acquired in 2006 located in Brawley, California is geographically positioned to give us greater access to customers on the west coast.  Two of our facilities are case-ready facilities that supply beef and pork products to our customers. Our case-ready facilities are located in close proximity to key customer markets resulting in decreased delivery times. Our case-ready facilities are also located in areas with a highly skilled and cost-effective labor force.   See Item 2, Properties in this report for further information about these facilities.

Cattle delivered to our facilities are generally processed into beef products within 36 hours after arrival. Approximately 65% of the cattle we process in any week are committed to sale before the cattle are delivered to our facilities. We processed in excess of three million fed cattle at our facilities in FYE 2006. Our facilities utilize modern, highly automated equipment to process and package beef products. We strive to maintain and enhance our facilities and have invested more than $330 million since 1995 to expand capacity and increase efficiency at our facilities. The design of our facilities emphasizes worker safety to ensure compliance with all regulations and to reduce worker injury and turnover.  Additionally, we have placed a substantial amount of ammonia piping on the roof versus in the production areas, not in response to regulatory requirements, but in the interest of worker safety.  These and other changes designed the workplace to better fit our employees.  All expansions are reviewed by internal personnel, including our Corporate Environmental Director, Vice President of Safety, Vice President of Technical Services, Vice President of Engineering and Corporate Project Engineer, for regulatory compliance prior to construction.  Our facilities are also designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards.

We distribute our beef products domestically directly from our processing facilities and case-ready facilities. We utilize our subsidiary National Carriers and third party carriers to deliver our products to our customers.

Other

Products, Sales and Marketing

We also sell our beef products through our portion control business, Kansas City Steak Company, in which we have 75% interest. Kansas City Steak Company provides trimmed and cut individual portions both directly to consumers on a branded basis through television outlets (such as the QVC Channel) and direct mail catalogs; and directly to restaurants (such as Outback Steakhouse) and the food service industry on an unbranded basis.  On March 28, 2003, Farmland National Beef Packing Company, L.P. (FNBPC or Predecessor) acquired National Carriers, a refrigerated and livestock contract carrier service with terminals in Liberal, Kansas; Dallas, Texas; Denison, Iowa; and Perkins, Oklahoma.  National Carriers currently operates approximately 1,200 refrigerated and livestock units.  NBP contracts a significant portion of its freight services from National Carriers.  For further information regarding this relationship, see Note 8, Related Party Transactions to our consolidated financial statements in Item 8, which is included in this report.

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

Processing Facilities and Operations

Kansas City Steak Company is our portion control facility in Kansas City, Kansas, which processes trimmed and cut individual portions.     See Item 2, Properties in this report for further information about this facility.  National Carriers has offices located in Liberal, Kansas and Dodge City, Kansas, both of which are within close proximity to our beef processing facilities in those locations, enabling us to efficiently transport product by reducing transportation costs.   National Carriers also has offices in Denison, Iowa, and Perkins, Oklahoma, as well as administrative offices located in Kansas City, Missouri.

Food Safety

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

Intellectual Property

We hold a number of trademarks and domain names that we believe are material to our business and which are registered with the United States Patent and Trademark Office, including Black Angus Beef™, National Beef®, BioLogic® Food Safety System, Black Canyon® Angus Beef, Certified Premium Beef™, Naturewell® Natural Beef, NatureSource™ Natural Angus Beef, Vintage™ Natural Beef and Leading the Way in Quality Beef™. We have also registered the National Beef® trade name and trademark in most of the foreign countries to which we sell our products. Currently, we have a number of trademark registrations pending in the United States and in foreign countries. In addition to trademark protection, we attempt to protect our unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

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

Employees

As of August 26, 2006, we had approximately 8,300 employees. Approximately 2,700 of our employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire December 16, 2007. Approximately 1,000 of our employees at our Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire May 31, 2008.  We consider our relations with our employees and the United Food and Commercial Workers International Union and Teamsters International Union to be good.

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

Wastewater, stormwater, and air discharges from our operations are subject to extensive regulation by the EPA and other state and local authorities. Our Dodge City, Kansas and Liberal, Kansas facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act and implementing regulations.  These permits were renewed on January 11, 2005, and will expire on January 25, 2010.  Our Brawley, California facility permitting consists of a Conditions for Authority to Construct and Permit to Operate, issued November 13, 2002, which is automatically renewed annually unless revoked for cause.  We have an Environmental Compliance Management System (ECMS) in place for the Dodge City and Liberal plants that requires periodic and systematic self-auditing of compliance with all environmental requirements applicable to our operations.  We have a Compliance Calendar System in place at our Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities and are developing a Compliance Calendar System for the recently acquired Brawley, California facility.  Through the implementation of the ECMS system, we have identified violations of the Kansas Air Quality Law and implementing regulations at our Dodge City, Kansas and Liberal, Kansas facilities.  We have reported these violations to the Kansas Department of Health and Environment (KDHE) and Region VII of the EPA.  These violations have been resolved through settlement agreements with KDHE without material costs to the company.  Our Dodge City, Kansas, Liberal, Kansas, Hummels Wharf, Pennsylvania, Moultrie, Georgia and Brawley, California facilities are also subject to risk management planning pursuant to the federal Clean Air Act.

All of our facilities are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and agreements or permits with municipal or county authorities.  Agreements are in effect for our Dodge City, Kansas and Moultrie, Georgia facilities that will continue unless amended or revoked pursuant to their terms.  We are in the process of obtaining an agreement with the City of Brawley for the National Beef California plant. We also are in the process of upgrading the treatment facilities at the Brawley plant to provide treatment that consistently meets the requirements of the Brawley City Ordinance.  We hold a permit for our Hummels Wharf, Pennsylvania facility from the Eastern Snyder County Regional Authority that automatically renews each year unless suspended or revoked pursuant to its terms.  We do not expect material costs in the continuation of these agreements and permit.  Stormwater discharges from our Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities and for the National Beef California Brawley plant are regulated pursuant to general permits issued by the respective states.  Coverage under the Pennsylvania general permit was renewed on February 1, 2004 and expires on January 31, 2009.  Our coverage under the Georgia general permit expired on May 31, 2003.  The California general permit expired in 2002.  The permit has been administratively extended pending issuance of a new permit.  According to the California State Water Resources Control Board, the new permit may be issued in December 2006.  We anticipate coverage for our Moultrie, Georgia facility under a new general permit, which was issued by the Georgia Environmental Protection Division, but has been stayed pending resolution of two appeals of the permit.  Our coverage is anticipated to begin when the permit becomes final after resolution of the appeals.  Thereafter, we expect these permits to be reissued by the respective states, and we do not expect material costs in securing coverage under such permits.  Our Dodge City, Kansas facility has filed a notice of intent to be subject to the Kansas General Permit for Stormwater Discharges when promulgated.  Our Liberal, Kansas facility discharges stormwater to the publicly owned treatment works and thus has not been required to file a notice of intent.  Our Dodge City, Kansas, Liberal, Kansas and Hummels Wharf, Pennsylvania facilities are supplied by water from our wells.  We hold public water supply permits for our Dodge City, Kansas and Liberal, Kansas facilities that do not have expiration dates.

We are also subject to laws that provide for strict, and in certain circumstances joint and several, liability for remediation of hazardous substances at contaminated sites that could include current or former facilities or other sites where wastes we generated have been disposed.  Our Dodge City, Kansas, Liberal, Kansas, Hummels Wharf, Pennsylvania, Moultrie, Georgia and Brawley, California facilities are small quantity or conditionally exempt generators of hazardous waste and are subject to recordkeeping, but not permit requirements.  Solid waste generated at our Dodge City, Kansas and Liberal, Kansas facilities is disposed of or composted.  A special waste permit is maintained by our Dodge City, Kansas facility for the disposal of certain animal parts for which no market currently exists.  The solid waste generated at our Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities is disposed of in a municipal landfill if it is general plant trash and is taken to renderers if it is usable waste.  Solid waste from the National Beef California Brawley plant is composted except that general plant trash is landfilled and usable waste is taken to renderers.  We are not aware that we have any actual or potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund).  Our plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on the plant premises.

Our domestic operations are subject to the Packers and Stockyards Act of 1921 (PSA). This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires us to make payment for our livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, unless otherwise agreed to by our livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the PSA, we must hold our cash livestock purchases in trust for our livestock suppliers until they have received full payment of the cash purchase price. As of August 26, 2006, NBP has secured a bond of $30.0 million to satisfy these requirements.  The bond is supported by a $15.0 million letter of credit.

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

ITEM 1A.     RISK FACTORS

Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below.  The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our financial condition, results of operations and cash flows.  While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future.

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

We have a significant amount of debt.  As of August 26, 2006, we had $378.7 million of long-term debt, $2.4 million of which was classified as a current liability.  As of August 26, 2006, our fifth amended and restated credit facility consists of a $170.0 million term loan, all of which was outstanding, and a $160.0 million revolving line of credit loan, which had outstanding borrowings of $18.9 million, outstanding letters of credit of $53.0 million and available borrowings of $88.1 million, based on the most restrictive financial covenant calculations.  In addition to outstanding borrowings on the fifth amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $160.0 million, operating lease commitments of $40.2 million and capital leases and other obligations of $9.1 million as of August 26, 2006.  See  Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We may incur significant additional debt in the future. The terms of the indenture governing our senior notes permit us to incur additional debt in the future and our fifth amended and restated credit facility permits additional borrowings under certain circumstances. As of August 26, 2006, we had approximately $88.1 million of availability under the most restrictive financial covenant calculations in our fifth amended and restated credit facility. We may borrow to fund our capital expenditures and working capital needs. We also may incur additional debt to finance future acquisitions.

Restrictive covenants under our amended and restated credit facility and the indenture will limit our ability to operate our business.

Our fifth amended and restated credit facility and the indenture governing our senior notes, contain, among other things, restrictive covenants that will limit our and our subsidiaries' ability to finance future operations or capital needs or to engage in other business activities. The indenture and our amended and restated credit facility restrict, among other things, our ability and the ability of our subsidiaries to:

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

In addition, our fifth amended and restated credit facility requires us to meet specified financial ratios and tests. These ratios and tests could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Events beyond our control, including changes in general business and economic conditions, may affect our ability to meet those financial ratios and tests. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing our senior notes or our amended and restated credit facility.

We may not meet those ratios and tests and our lenders may not waive any failure to meet those ratios and tests. A breach of any of those covenants or failure to maintain such ratios would result in a default under our fifth amended and restated credit facility and any resulting acceleration under our amended and restated credit facility may result in a default under the indenture governing our senior notes. If an event of default under our fifth amended and restated credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable which would result in an event of default under our senior notes. Our assets or cash flow may not be sufficient to repay in full our outstanding debt, including our senior notes.

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

Our margins are dependent on the price at which our beef products can be sold and the price we pay for our raw materials, among other factors. These prices can vary significantly over a relatively short period of time as a result of a number of factors, including the relative supply and demand for live cattle and beef products, as well as the market for competing or complimentary products, such as pork and poultry. In addition, closure of international markets to U.S. beef product exports as a result of the December 23, 2003 BSE discovery negatively affected U.S. beef product margins, as certain by-products, classified as SRMs, have been banned from use in feedstocks and the human food chain.  Some of these products previously enjoyed a market in foreign countries.

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

Sales to Wal-Mart Stores, Inc., or Wal-Mart, which does not cover our sales to Wal-Mart's affiliate Sam's Club, represented approximately 5% of our total net sales in FYE 2006. Our agreement with Wal-Mart expired on January 31, 2004 and we have not entered into a new agreement. If Wal-Mart does not continue to purchase from us, it could have a material adverse effect on our sales, financial position, results of operations and cash flows.

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

In FYE 2006, exports, primarily to China, Mexico, Canada, South Korea, Hong Kong and Taiwan, accounted for approximately 6.7% of our total net sales. Our international activities expose us to risks not faced by companies that limit themselves to the domestic market. One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

An example of a risk related to our international operations is BSE, as discussed above in Item 1, Business - Industry Overview - BSE and Related Export Bans.

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

We have approximately 8,300 employees worldwide. Approximately 2,700 employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2007. Approximately 1,000 employees at our Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and Teamsters International Union under a collective bargaining agreement that expires on May 31, 2008.  A labor-related work stoppage by these unionized employees could limit our ability to process and ship our products or increase our costs, which could adversely affect our results of operations and financial condition. In addition, it is possible that any labor union efforts to organize employees at our non-unionized facilities might be successful and that any labor-related work stoppages at these non-unionized facilities in the future could adversely affect our results of operations and financial condition. In general, any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The consolidation of our retail and foodservice customers may put pressures on our operating margins.

In recent years, the trend among our retail and foodservice customers, such as supermarkets, warehouse clubs and foodservice distributors, has been towards consolidation. These consolidations, along with the entry of mass merchants into the grocery industry, have resulted in customers with increasing negotiating strength who tend to exert pressure on us with respect to pricing terms, product quality and new products. As the customer base continues to consolidate, competition for the business of fewer customers is expected to intensify. If we do not negotiate favorable terms of sale with our customers and implement appropriate pricing to respond to these trends, or if we lose our existing large customers, our profitability could decrease.

We may not be able to successfully integrate existing and future acquisitions, which could result in our not achieving the expected benefits of the acquisition, the disruption of our business and an increase in our costs.

We continually explore opportunities to acquire related businesses, some of which could be material to us. Our ability to continue to grow may depend upon identifying and successfully acquiring attractive companies, effectively integrating these companies, achieving cost efficiencies and managing these businesses as part of our company.  For example, effective May 30, 2006, we, along with our majority owner, U.S. Premium Beef, acquired substantially all the assets of Brawley Beef, LLC (Brawley Beef).  Brawley Beef operated a beef processing facility in Brawley, California, producing upscale custom cuts for sale to retail customers.  Additionally, NBP acquired Vintage Foods, L.P., including the Vintage™ Natural Beef brand, during fiscal year 2006.  The Vintage brand is marketed as natural beef that is antibiotic- and hormone-free, and uses cattle that are 20 months of age and younger.

We may not be able to effectively integrate acquired companies such as Brawley Beef and Vintage Foods, L.P. and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business and results of operations. Further, the benefits that we anticipate from acquisitions such as Brawley Beef and Vintage Foods, L.P. may not develop.

U.S. Premium Beef has a majority interest in our company and, through their representative on our Board of Managers, has the ability to significantly influence our business and affairs; U.S. Premium Beef's interests could conflict with other stakeholders.

U.S. Premium Beef owns a majority interest in our company of approximately 54.8%. As a result, U.S. Premium Beef has the ability, through the actions of its representative on our Board of Managers, to cast the majority vote on many matters related to the business and affairs of our company. However, pursuant to our limited liability company agreement, U.S. Premium Beef's ability to cause us to take certain major corporate actions without the consent of NBPCo Holdings and management is limited. The interests of U.S. Premium Beef, NBPCo Holdings or management could conflict with the interests of other stakeholders of the Company.

We purchase a significant portion of our cattle through U.S. Premium Beef and its producer-owners and, because U.S. Premium Beef has a majority interest in our company, we may not be able to resolve conflicts with respect to these purchases on the most favorable terms to us.

U.S. Premium Beef and its producer-owners provided us with approximately 18% of our cattle requirements in FYE 2006 through the pricing grid process as more fully described in Item 13, Certain Relationships and Related Transactions. Conflicts of interest may arise between U.S. Premium Beef and us relating to our cattle purchases. If a dispute arises with U.S. Premium Beef, the settlement of the dispute may not be on terms as favorable as if we were dealing with an unaffiliated party.

ITEM 2.  PROPERTIES

We own our Dodge City, Kansas, Liberal, Kansas, Brawley, California and Hummels Wharf, Pennsylvania facilities. We lease our headquarters facility in Kansas City, Missouri, our Kansas City Steak Company processing facility in Kansas City, Kansas and our case-ready facility in Moultrie, Georgia. We also lease our offices in Chicago, Illinois, Salt Lake City, Utah, Denison, Iowa, Dallas, Texas, Perkins, Oklahoma, Tokyo, Japan and Seoul, South Korea.  Our fifth amended and restated credit facility is secured by a first priority lien on substantially all of our assets.  The facility locations and approximate daily processing levels are shown in the table below:

Location	Daily Processing
Processing Facilities (Core Beef):
Liberal, Kansas	6,000 head
Dodge City, Kansas	5,900 head
Brawley, California	1,600 head
Case-Ready Facilities (Core Beef):
Hummels Wharf, Pennsylvania	75,000 pounds
Moultrie, Georgia	215,000 pounds
Portion Control Facility (Other):
Kansas City, Kansas	42,000 pounds

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                There is no established public trading market for any class of common equity of National Beef Packing Company, LLC.  As of October 31, 2006, there were five record holders of Class A and/or Class B interests.

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

                Effective May 30, 2006, we completed the acquisition of substantially all of the assets of Brawley Beef pursuant to the Contribution Agreement with Brawley Beef and National Beef California, LP (NBC) (the Agreement).  NBC is a newly formed limited partnership with National Carriers, Inc., a wholly-owned subsidiary of ours, acting as its general partner.  Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility in Brawley, California.  The facility commenced operations in December 2001.

                Pursuant to the terms of the Agreement, Brawley Beef contributed substantially all of its assets to NBC in exchange for limited partnership units of NBC, and NBC assumed certain of Brawley Beef's debt and current liabilities.  Brawley Beef then exchanged all of its NBC units with U.S. Premium Beef, our majority owner, for 44,160 new Class A U.S. Premium Beef units and 44,160 new Class B U.S. Premium Beef units.  Under a separate unit exchange agreement between us and U.S. Premium Beef, U.S. Premium Beef exchanged these units of NBC with us for 5,899,297 Class A units and 664,475 Class B-1 units of National Beef, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  As a result, U.S. Premium Beef's ownership interest in our Class B voting units increased to approximately 54.8%.

Other than the Brawley acquisition, National Beef did not issue or sell any equity securities during FYE 2006 that were not registered under the Securities Act of 1933, as amended.

For a discussion of equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other data for, and as of the end of, each of the years in the five-year period ended August 26, 2006.  As a result of certain adjustments made in connection with U.S. Premium Beef's purchase of us on August 6, 2003, the results of operations and financial position for the 52 weeks ended August 26, 2006, August 27, 2005, and August 28, 2004; and for the 24 days ended August 30, 2003 are not comparable to the 340 days ended August 6, 2003 and the 53 weeks ended August 31, 2002.    For a discussion of the purchase transaction, see Item 1, Business - General.  The selected Statement of Operations Data and Selected Balance Sheet Data for the five fiscal years ended August 26, 2006 were derived from our audited consolidated financial statements.  Our fiscal year ends on the last Saturday in August.

The following table (amounts in millions) should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	Successor Entity				Predecessor Entity
	52 weeks ended	52 weeks ended	52 weeks ended	24 days ended	340 days ended	53 weeks ended
	August 26, 2006	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002

Statement of Operations Data
Net sales	$4,636.0	$4,338.9	$4,093.5	$282.8	$3,378.6	$3,246.8
Costs and expenses:
Cost of sales	4,503.8	4,229.9	3,973.7	264.8	3,250.9	3,126.3
Selling, general and administrative	34.0	30.5	29.6	2.1	24.4	22.4
Depreciation and amortization	28.7	24.4	21.2	2.0	18.3	18.0
Operating income	69.5	54.1	69.0	13.9	85.0	80.1
Other income (expense):
Interest income	0.4	0.4	0.6	-	0.5	0.2
Interest expense	(32.0)	(28.6)	(25.9)	(1.7)	(5.6)	(7.4)
Other, net	1.5	(5.1)	0.3	(1.7)	(1.4)	4.6
Total other (expense), net	(30.1)	(33.3)	(25.0)	(3.4)	(6.5)	(2.6)
Net income	$39.4	$20.8	$44.0	$10.5	$78.5	$77.5

Selected Balance Sheet Data
Working Capital	$200.7	$161.6	$166.0	$132.6	$108.7	$96.7
Total assets	757.9	634.7	646.5	629.8	453.0	397.7

Long-term debt, including current maturities	$378.7	$308.8	$335.1	$312.1	$117.8	$126.4

Capital subject to redemption	$72.2	$64.2	$62.5	$53.6	-	-

Other Financial Data
Beef sold (pounds in billions)	3.7	3.4	3.1	0.2	3.1	3.4
EBITDA (1)	$101.2	$75.3	$91.2	$14.1	$102.2	$101.6
Capital expenditures	$34.5	$18.2	$32.5	$1.7	$32.0	$21.3
Member distributions	$24.3	$17.2	$24.4	$5.1	-	-
Partner distributions	-	-	-	-	$37.3	$144.0

________

 (1)   EBITDA represents earnings before net interest, taxes, depreciation and amortization.  EBITDA is presented because management believes that it is helpful to investors, securities analysts and other interested parties in evaluating our performance as compared to the performance of other companies in our industry.  EBITDA, with adjustments specified in our fifth amended and restated credit facility, is also the basis for calculating our financial debt covenants under our amended and restated credit facility and for calculating whether we may incur additional indebtedness under the indenture governing our senior notes.  Accordingly, management believes that EBITDA is a useful indicator of our ability to incur and service debt obligations.  EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States of America.  It should not be considered an alternative to net income or income from operations or any other measure of performance derived in accordance with generally accepted accounting principles.  Our computation of EBITDA may not be comparable to other similarly titled measures computed by other companies because not all companies calculate EBITDA in the same fashion.

The following is a reconciliation of EBITDA to net income (amounts in millions):

	Successor Entity				Predecessor Entity
	52 weeks ended	52 weeks ended	52 weeks ended	24 days ended	340 days ended	53 weeks ended
	August 26, 2006	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003	August 31, 2002

Net income	$ 39.4	$ 20.8	$ 44.0	$ 10.5	$ 78.5	$ 77.5
Interest income	(0.4)	(0.4)	(0.6)	-	(0.5)	(0.2)
Interest expense	32.0	28.6	25.9	1.7	5.6	7.4
Depreciation and amortization	28.7	24.4	21.2	2.0	18.3	18.0
Income taxes	1.5	1.9	0.7	(0.1)	0.3	(1.1)
EBITDA	$ 101.2	$ 75.3	$ 91.2	$ 14.1	$ 102.2	$ 101.6

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A, Risk Factors, Item 7, Disclosure Regarding Forward-Looking Statements and elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

This report contains "forward-looking statements," which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate" and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with BSE, integration of acquisitions, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers or suppliers, loss of key employees, labor relations and consolidation among our customers.

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review Item 1A, Risk Factors, included in this report, for other important factors that could cause actual results to differ materially from those in any such forward-looking statements.

Overview

In July 1992, John R. Miller, Timothy M. Klein and Scott H. Smith, in partnership with Farmland Industries, Inc. (Farmland), purchased the assets of Hyplains Dressed Beef, Inc., Dodge City, Kansas. Upon completion of the purchase, Hyplains Beef, LLC began a $20.0 million expansion project to add a boxed beef processing operation to the Dodge City facility. In December 1992, Mr. Miller and his management team assumed responsibility for the day-to-day operations of National Beef Packing Company, L.P. and, with Farmland, purchased its assets in April 1993. In 1995, Hyplains Beef, LLC and National Beef Packing Company, L.P. were merged into Farmland National Beef Packing Company, L.P. In 1997, U.S. Premium Beef purchased the interest of Mr. Miller and his management team and became partners with Farmland.  As described above in Item 1, Business - General, effective August 7, 2003, U.S. Premium Beef, Ltd. acquired a controlling interest in Farmland National Beef Packing Company, L.P. (FNBPC) and formed National Beef Packing Company, LLC (NBP).

Effective May 30, 2006, NBP completed the acquisition of substantially all of the assets of Brawley Beef, LLC (Brawley Beef), consisting of a state-of-the-art beef processing facility in Brawley, California pursuant to the Contribution Agreement with Brawley Beef and National Beef California, LP (NBC) (the Agreement). NBC is a limited partnership formed with National Carriers, Inc., a wholly-owned subsidiary of the Company, acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility. The facility commenced operations in December 2001.

In calendar year 2005, we were the fourth largest beef processing company in the United States. In FYE 2006, we accounted for approximately 12.5% of the United States fed cattle processed. We process, package and deliver fresh beef for sale to customers in the United States and international markets. Our products include boxed beef and beef by-products, such as hides and offal. In addition, we sell value-added beef products including branded boxed beef, case-ready beef and pork, chilled and frozen export beef and portion control beef. We market our products to retailers, distributors, food service providers and the United States military. Our relationship with U.S. Premium Beef facilitates a vertically integrated business model and provides us with a significant portion of the high-quality cattle used in our boxed beef and value-added products.

Financial Statement Accounts

Net Sales.    Our net sales are generated from sales of boxed beef, case-ready beef and pork, chilled and frozen export beef, portion control beef and beef by-products. Our net sales are affected by the volume of animals processed and the value that we extract from each animal. The value that we extract from cattle processed, the cut-out value, is affected by beef prices and product mix, as premium products and further processed products generate higher prices and operating margins. Our total value-added sales were approximately $1,246.9 million in FYE 2006, comprising approximately 26.9% of our total net sales. Our value-added products contribute significantly more, in terms of gross margin, than our traditional boxed beef products and are an important component of our profitability.  Wholesale beef prices fluctuate seasonally because of higher demand during the summer months. Wholesale beef prices also fluctuate because of changes in supply and demand for competing proteins and other foods, as well as changes in cattle supply, which have typically followed a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. We believe we are currently in the expansion phase of this cycle. In addition, beef and by-product sales are affected by the general economic environment and other factors.

Cost of Sales.    Our cost of sales is comprised of the cost of livestock and plant costs such as labor, packaging, utilities, and other facility expenses. Livestock is our highest cost component, representing 82.6% of cost of sales in FYE 2006. Total livestock costs are a function of the volume of animals processed and the price paid for each animal. Cattle prices vary over time and are affected by production cycles, weather, feed prices and other factors that affect the supply of and demand for livestock. Historically, changes in cut-out values, a representation normally expressed on a per hundred weight basis, of the sales value of a beef carcass, for our beef products and corresponding livestock costs have been positively correlated. As a result, our profitability is primarily affected by the difference between cut-out value and livestock cost, the volume of livestock processed and our processing yields, the amount of saleable product, typically expressed as a percentage of a total carcass weight. Labor and freight represented 4.5% and 3.2%, respectively, of cost of sales in FYE 2006.

Selling, General and Administrative Expenses.    Selling expenses consist primarily of salaries, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.

Outlook

Drought conditions in the early part of calendar 2006 contributed to poor pastures in many important grazing areas of the country and subsequently caused larger than normal numbers of cattle being placed on feed.  The larger numbers of cattle on feed increased the supply of market ready cattle in the late spring and summer months of calendar 2006.  This larger than normal increase in market ready cattle increased the likelihood of a decline in cattle supply being realized in the fall and winter months of 2006.  A decrease in available market ready cattle could negatively impact industry margins.

Recent Developments and Market Trends

See the discussions above in Item 1, Business - Industry Overview - BSE and Related Export Bans for a more complete discussion of bovine spongiform encephalopathy (BSE).

Effective May 30, 2006, we completed the acquisition of substantially all of the assets of Brawley Beef pursuant to the Contribution Agreement with Brawley Beef and National Beef California, LP (NBC).  NBC is a newly formed limited partnership with National Carriers, Inc., a wholly-owned subsidiary of the Company, acting as its general partner.  Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility in Brawley, California.  The facility commenced operations in December 2001.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates and revises its estimates based on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates. Changes in our estimates could materially affect our results of operations and financial condition for any particular period. Our fiscal year ends on the last Saturday in August. We believe that our most critical accounting policies are as follows:

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

Goodwill.     We recognize excess cost over the fair value of the net tangible and identifiable intangible assets acquired in a reporting unit, and record this excess as goodwill.  We calculate the fair value of the applicable reporting unit using estimates of future cash flows. All of our goodwill has been allocated to the Core Beef segment.  In accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, we assess the goodwill balance for impairment annually.  This test involves comparing the fair value of each reporting unit to the unit's book value to determine if any impairment exists.  In connection with the acquisition of Vintage Foods, L.P. during the fourth quarter of fiscal year 2006, we recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess as goodwill, which has also been allocated to the Core Beef segment.  Goodwill was tested for impairment, and, as of August 26, 2006, management determined there was no impairment.

Workers' Compensation Accrual.    We incur certain expenses associated with workers' compensation. In order to measure the expense associated with these costs, management must make a variety of estimates including employee accidents incurred but not yet reported to us. The estimates used by management are based on our historical experience as well as current facts and circumstances. We use third-party specialists to assist management in appropriately measuring the expense and obligations associated with these costs.

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated (amounts in millions):

	52 weeks ended	52 weeks ended	52 weeks ended
	August 26, 2006	August 27, 2005	August 28, 2004

Net sales	$ 4,636.0	$ 4,338.9	$ 4,093.5
Costs and expenses:
Cost of sales	4,503.8	4,229.9	3,973.7
Selling, general and administrative	34.0	30.5	29.6
Depreciation and amortization	28.7	24.4	21.2
Operating income	69.5	54.1	69.0
Other income (expense):
Interest income	0.4	0.4	0.6
Interest expense	(32.0)	(28.6)	(25.9)
Other, net	1.5	(5.1)	0.3
Total other expense, net	(30.1)	(33.3)	(25.0)
Net income	$ 39.4	$ 20.8	$ 44.0

Our fiscal year is the 52 or 53 week period ending on the last Saturday in August.

FYE August 26, 2006 Compared to FYE August 27, 2005

Net Sales.    Net sales were $4,636.0 million for FYE 2006, an increase of $297.1 million, or 6.8%, compared to $4,338.9 million for FYE 2005. The increase resulted primarily from an increase of approximately 5.3% in the number of cattle processed, with 3.6% of that increase due to the acquisition of Brawley Beef, LLC, at average weights about 1.5% higher than the prior year, which translates to an increase in pounds of beef products sold in the period.  Sales prices generally improved due to an improved product sales mix and a more favorable market environment for FYE 2006 compared to FYE 2005, including the resumption of shipments to Asian markets late in the fourth quarter of FYE 2006.

Cost of Sales.    Cost of sales was $4,503.8 million for FYE 2006, an increase of $273.9 million, or 6.5%, from $4,229.9 million for FYE 2005. The majority of the increase came as a result of an increase of approximately 5.3% in the number of cattle processed, with 3.6% of that increase due to the acquisition of Brawley Beef, LLC, at average weights about 1.5% higher than the prior year, and slight increase in average live cattle prices of approximately 0.2%.  The first half of FYE 2006 was negatively impacted by the tightened supply of market-ready cattle; increased supply of market-ready cattle in the second half of FYE 2006 helped lower live cattle costs during that period.  Cost of sales, as a percentage of net sales, was 97.1% and 97.5% for FYE 2006 and FYE 2005, respectively.

Selling, General and Administrative Expenses.    Selling, general, and administrative expenses were $34.0 million for FYE 2006, an increase of $3.5 million or 11.5%, from $30.5 million for FYE 2005. The increase resulted primarily from an approximate $2.0 million increase in payroll and related expenses, an increase of approximately $1.8 million in marketing and travel expense associated with supporting two new marketing programs, increased travel associated in part from the Brawley Beef, LLC acquisition, and increased fuel costs; partially offset by a reduction of $0.6 million in bad debt reserve.  Selling, general, and administrative expenses, as a percentage of net sales, were 0.7% for both FYE 2006 and FYE 2005.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $4.3 million, or 17.6%, for FYE 2006 compared to FYE 2005, due to additional assets being placed into service primarily at our two Kansas beef processing plants during FYE 2006, as well as additional assets acquired through the purchase of Brawley Beef, LLC in the fourth quarter of FYE 2006.

Operating Income.    Operating income was $69.5 million for FYE 2006, an increase of $15.4 million, or 28.5%, from $54.1 million for FYE 2005. Operating income, as a percentage of net sales, was 1.5% and 1.2% for FYE 2006 and FYE 2005, respectively.  The first half of FYE 2006 was negatively impacted by the tightened supply of market-ready cattle; increased supply of market-ready cattle in the second half of FYE 2006 helped lower live cattle costs during that period, which helped improve gross margin for FYE 2006.  Gross margin improvements were primarily due to a more favorable market environment for FYE 2006 compared to FYE 2005, including the resumption of shipments to Asian markets late in the fourth quarter of FYE 2006.

Interest Expense.    Interest expense was $32.0 million for FYE 2006 compared to $28.6 million for FYE 2005, an increase of $3.4 million, or 11.9%. The increase was due primarily to higher average interest rates in FYE 2006 compared to FYE 2005, as evidenced by an increase of approximately 160 basis points in the published LIBOR index interest rates as of August 26, 2006 compared to August 27, 2005, which is the basis for interest rates on most of our variable rate borrowings.  Additionally, the weighted average of variable rate debt increased primarily from the acquisition of Brawley Beef, LLC.

Other, net.    Other non-operating income, net was $1.5 million in FYE 2006 compared to other non-operating expense, net of $5.1 million in FYE 2005, a variance of $6.6 million.  FYE 2006 includes an approximate $1.4 million reduction in postretirement benefit obligation necessitated by a significant reduction of participants and premiums because of changes in Medicare, and an approximate $0.6 million in income for a settlement of a lawsuit related to corrugated packaging materials, partially offset by income tax expense of $1.5 million recorded on income for FYE 2006 for National Carriers, Inc., which is organized as a C Corporation. FYE 2006 includes $0.6 million in expense for the write-off of unamortized loan costs associated with amending and restating our fifth amended and restated credit facility.  FYE 2005 includes $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating our fourth amended and restated credit facility and income tax expense of $1.9 million recorded on the income for FYE 2005 for National Carriers, Inc.

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

Operating Income.    Operating income was $54.1 million for FYE 2005, a decrease of $14.9 million, or 21.6%, from $69.0 million for FYE 2004. Operating income, as a percentage of net sales, was 1.2% and 1.7% for FYE 2005 and FYE 2004, respectively.  A small number of cases of BSE in Canada and the U.S. since May 2003 caused many international importers to close their borders to U.S. beef products.  As a result of these actions and their corresponding effects on the aggregate supply of cattle and aggregate demand for beef products, the U.S. beef industry experienced a noticeable compression of industry margins during the latter part of FYE 2004 and all of FYE 2005.

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

Other, net.    Other, net expenses were $5.1 million in FYE 2005 compared to income of $0.3 million in FYE 2004, a variance of $5.4 million.  FYE 2005 includes $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating our fourth amended and restated credit facility and income tax expense of $1.9 million recorded on the income for FYE 2005 for National Carriers, Inc., which is organized as a C Corporation.  FYE 2004 includes $1.1 million gain received through the demutualization of a company which held annuities for NBP employees, offset by income tax expense of $0.7 million recorded on the income for FYE 2004 for National Carriers, Inc.

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

The following table represents segment results for the periods indicated (amounts in thousands):

	National Beef Packing Company, LLC and Subsidiaries
	52 weeks ended August 26, 2006	52 weeks ended August 27, 2005	52 weeks ended August 28, 2004
Net sales
Core Beef	$4,622,146	$4,350,616	$4,151,809
Other	211,111	187,852	163,866
Eliminations	(197,227)	(199,548)	(222,194)
Total	$4,636,030	$4,338,920	$4,093,481

Depreciation and amortization
Core Beef	27,250	22,837	19,134
Other	1,400	1,612	2,036
Total	28,650	24,449	21,170

Operating income
Core Beef	64,664	48,460	65,527
Other	4,868	5,642	3,532
Total	69,532	54,102	69,059

Interest income	403	380	549
Interest expense	(32,009)	(28,552)	(25,909)
Other income (expense)	3,181	(3,132)	1,355
Minority interest	(160)	(160)	(313)
Total income before taxes	$40,947	$22,638	$44,741

	August 26, 2006	August 27, 2005
Assets
Core Beef	$722,640	$605,641
Other	35,934	28,779
Eliminations	(664)	257
Total	$757,910	$634,677

FYE August 26, 2006 Compared to FYE August 27, 2005

                Core Beef

     Net Sales.  Net sales for Core Beef were $4,622.1 million in FYE 2006 compared to $4,350.6 million in FYE 2005, an increase of 6.2%. The increase of $271.5 million resulted primarily from an increase of approximately 5.3% in the number of cattle processed, with 3.6% of that increase due to the acquisition of Brawley Beef, LLC, at average weights about 1.5% higher than the prior year, which translates to an increase in pounds of beef products sold in the period.  Sales prices generally improved due to an improved product sales mix and a more favorable market environment for FYE 2006 compared to FYE 2005, including the resumption of shipments to Asian markets late in the fourth quarter of FYE 2006.

                Depreciation and Amortization.  Depreciation and amortization of Core Beef was $27.2 million in FYE 2006 compared to $22.8 million in FYE 2005, an increase of $4.4 million or 19.3%. The increase was primarily due to additional assets being placed into service, primarily at our Kansas beef processing plants during FYE 2006, as well as additional assets acquired through the purchase of Brawley Beef, LLC in the fourth quarter of FYE 2006.

     Operating Income.  Operating income for Core Beef was $64.7 million in FYE 2006 compared to $48.5 million in FYE 2005, an increase of $16.2 million or 33.4%. The first half of FYE 2006 was negatively impacted by the tightened supply of market-ready cattle; increased supply of market-ready cattle in the second half of FYE 2006 helped lower live cattle costs during that period, which helped improve gross margin for FYE 2006.  Gross margin improvements were primarily due to a more favorable market environment for FYE 2006 compared to FYE 2005, including the resumption of shipments to Asian markets late in the fourth quarter of FYE 2006.

                Other

     Net Sales.  Net sales for Other were $211.1 million in FYE 2006 compared to $187.9 million in FYE 2005, an increase of $23.2 million or 12.3%. The increase was due to increased sales volume in our portion control beef facility and also to market conditions in the transportation industry where freight capacity has been exceeding truck availability, allowing rate increases in our transportation operations.

     Depreciation and Amortization.  Depreciation and amortization for Other was $1.4 million for FYE 2006 compared to $1.6 million in FYE 2005, a decrease of $0.2 million or 12.5%. The decrease was due primarily to National Carriers continuing the transition from owning trucks to leasing them under operating lease agreements throughout FYE 2006.

     Operating Income.  Operating income for Other was $4.9 million in FYE 2006 compared to $5.6 million in FYE 2005, a decrease of $0.7 million or 12.5%. The decrease was due primarily to increased operating costs resulting mainly from insurance-related costs, partially offset by rate increases in our transportation operations.

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

Liquidity and Capital Resources

As of August 26, 2006 we had net working capital of $200.7 million, which included $11.3 million in distributions payable, and cash and cash equivalents of $32.7 million, including $4.0 million restricted to IRB approved expenditures. As of August 27, 2005, we had net working capital of $161.6 million, which included $4.6 million in distributions payable, and cash and cash equivalents of $33.9 million, including $3.9 million restricted to IRB approved expenditures.  Our primary sources of liquidity are cash flow from operations and available borrowings under our fifth amended and restated credit facility.

As of August 26, 2006, we had $378.7 million of long-term debt, $2.4 million of which was classified as a current liability.  As of August 26, 2006, our fifth amended and restated credit facility consisted of a $170.0 million term loan, all of which was outstanding, and a $160.0 million revolving line of credit loan, which had outstanding borrowings of $18.9 million, outstanding letters of credit of $53.0 million and available borrowings of $88.1 million, based on the most restrictive financial covenant calculations.  Cash flow from operations and borrowings under our fifth amended and restated credit facility have funded our acquisitions, working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our fifth amended and restated credit facility as of August 26, 2006.

In addition to outstanding borrowings under our fifth amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $160.0 million and capital lease and other obligations of $9.1 million as of August 26, 2006.

Capital spending through FYE 2007 is expected to approximate $50.0 million. These expenditures are primarily for plant expansion, equipment renewals and improvements.

We believe that available borrowings under our fifth amended and restated credit facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.  Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.

Operating Activities

Net cash provided by operating activities was $47.8 million in FYE 2006 and $62.8 million in FYE 2005. The $15.0 million decrease was due primarily to a net increase in working capital requirements in the current period resulting from the increased beef inventory levels, partially offset by an increase in accounts receivable collections and by increased net income in FYE 2006.

Net cash provided by operating activities was $62.8 million in FYE 2005 and $45.7 million in FYE 2004. The $17.1 million increase was due primarily to an increase in working capital resulting partially from increased accounts receivable collections, offset by lower net income in FYE 2005.

Investing Activities

Net cash used in investing activities was $32.9 million in FYE 2006 compared to $16.7 million for FYE 2005, an increase of $16.2 million. The increase was due primarily to an increase in capital spending in FYE 2006.

Net cash used in investing activities was $16.7 million in FYE 2005 compared to $31.2 million for FYE 2004, a decrease of $14.5 million. The decrease was due primarily to decreased capital spending in FYE 2005.

Financing Activities

Net cash used in financing activities was $16.1 million in FYE 2006 compared to $40.3 million for FYE 2005. The $24.2 million change was due primarily to an increase in borrowings on the revolver loan of $31.0 million in FYE 2006 compared to FYE 2005.

Net cash used in financing activities was $40.3 million in FYE 2005 compared to $17.8 million for FYE 2004. The increase in FYE 2005 of $22.5 million was due primarily to a lower revolving credit line balance in FYE 2005, partially offset by a decrease in the member distributions paid in FYE 2005.

Amended and Restated Senior Credit Facilities

Effective June 1, 2006, and related to the purchase of the assets of Brawley Beef, more fully described in Item 1, Business - Business Strategy, we amended and restated our existing senior credit facility with a consortium of banks.  The facility now consists of a $170.0 million term loan that matures in May 2016 and a $160.0 million revolving line of credit loan that matures in May 2011 that is subject to certain borrowing base limitations.  This fifth amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.5 million from the fourth amended and restated credit facility as well as additional finance and legal charges associated with the new fifth amended and restated credit facility of approximately $0.1 million were expensed in Other, net in the Statement of Operations during the fiscal year ended August 26, 2006.

The borrowings under the revolving loan are available for our working capital requirements, capital expenditures and other general corporate purposes.  The fifth amended and restated credit facility is secured by a first priority lien on substantially all of our assets.  The principal amount outstanding under the term loan is payable in semi-annual installments on the last business day of each June and December commencing June 30, 2011 in equal installments of approximately $2.8 million, with any and all remaining principal outstanding being due and payable on the maturity date.  Prepayment is allowed at any time.

The fifth amended and restated credit facility contains covenants that limit our ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  The fifth amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) August 25, 2007 or (b) our election (Conversion Date).  Currently the interest rate for the term loan is (a) the Base Rate (as defined in the credit agreement) plus 75 basis points or (b) the LIBOR Rate (as defined in the credit agreement) plus 275 basis points, or a combination of these rates at our election.  As of August 26, 2006, the interest rate for the term loan was equal to 8.0625%.  Currently the interest rate for the revolving loan is (a) the Base Rate plus 50 basis points or (b) the LIBOR Rate plus 250 basis points, or a combination of these rates at our election.  As of August 26, 2006, the interest rate for the revolving loan was equal to 8.75%.  After the Conversion Date, the interest rate for the term loan and revolving loan will be determined by reference to a matrix of rates keyed to our funded debt to EBITDA (as defined in the credit agreement) ratio.

The fifth amended and restated credit facility imposes certain financial covenants.  From May 30, 2006 until the earlier of February 28, 2007 or the Conversion Date, we are required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After February 28, 2007 until the Conversion date, we are required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $60.0 million and (ii) maintain at all times a minimum Borrowing Base Availability of at least $25.0 million.  After the Conversion Date, we are required to maintain at all times a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, our annual net capital expenditures are limited to $50 million in fiscal year 2007 and each fiscal year thereafter.

The fifth amended and restated credit facility contains customary affirmative covenants, including furnishing financial statements, maintenance of insurance, conduct of business, maintenance of properties, and compliance with laws.  The facility also contains customary negative covenants, including covenants restricting our ability to pay certain distributions, incur additional indebtedness, merge with another entity, sell or dispose assets, and make investments or acquire assets, among other restrictions.

Industrial Revenue Bonds

In conjunction with the fourth amendment and restatement of our credit facility, effective December 30, 2004, we entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City purchased our Dodge City facility (the "facility") by issuing $102.3 million in bonds due in December 2014, and leased the facility to us for an identical term under a capital lease.  The City's bonds were purchased by us using proceeds of our term loan under the fourth amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, we, in effect, control enforcement of the lease against ourselves.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP's consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides us with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on our behalf to fund the purchase of equipment and construction of improvements at our facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. However, because each series of bonds is backed by a letter of credit under our existing amended and restated credit facility, these bonds have been presented as non-current obligations.  Pursuant to a lease agreement, we lease the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 3.4% in FYE 2006. We have the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days' notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, we assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for the period from the Brawley acquisition date until the end of FYE 2006 was 3.7%.  These bonds have been presented as non-current.  We have the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days' notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

Utilities Commitment

Effective December 30, 2004, we finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, we have committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million and $1.2 million were paid in fiscal years 2005 and 2006, respectively.  Payments under the commitment will be $1.4 million in each of the fiscal years 2007 through 2009, $1.7 million in fiscal year 2010 and $0.8 million in fiscal year 2011, with the balance of $10.6 million to be paid in subsequent years.

10 ½% Senior Notes

The 10 ½% Senior Notes will mature on August 1, 2011.  Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year, which commenced on February 1, 2004.  The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all of our other senior unsecured obligations.  With limited exceptions, the Senior Notes are not redeemable before August 1, 2007.  During the 12 month period commencing August 1, 2007 and August 1, 2008, the Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount.  Thereafter, the Senior Notes may be redeemed at 100% of face value.  The Indenture governing the Senior Notes contains certain covenants that restrict our ability to:

  incur additional indebtedness;

  make restricted payments;

  make distributions on or redeem our equity interests;

  sell our assets;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

Cash Payment Obligations

The following table describes our cash payment obligations as of August 26, 2006 (in thousands):

	Total	Year 1 FY07	Year 2 FY08	Year 3 FY09	Year 4 FY10	Year 5 FY11	After Year 5
Term loan facility	$ 170,000	$ -	$ -	$ -	$ -	$ -	$ 170,000
Revolving credit facility	18,864	-	-	-	-	18,864	-
Senior Notes	160,000	-	-	-	-	160,000	-
Industrial Revenue Bonds	20,665	-	-	-	5,850	-	14,815
Capital leases	9,018	2,370	2,416	3,039	1,193	-	-
City of Brawley loan	200	-	-	40	40	40	80
Operating leases	40,220	11,671	10,480	8,143	5,797	2,926	1,203
Purchase commitments	11,641	11,641	-	-	-	-	-
Cattle commitments (1)	68,932	68,932	-	-	-	-	-
Utilities commitment	17,320	1,417	1,399	1,379	1,734	818	10,573
Total	$ 516,860	$ 96,031	$ 14,295	$ 12,601	$ 14,614	$ 182,648	$ 196,671

                (1)  We make a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to our plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at our facilities.  This amount approximates our outstanding cattle commitments at August 26, 2006.

Off-Balance Sheet Arrangements

As of August 26, 2006 we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe that our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material affect on our operations in FYE 2006, 2005 and 2004. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

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

We may use futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we account for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as "normal purchases and sales" and not marked to market.  SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

While we previously presented the market value of commodity derivative instruments and firm commitments in a table, we currently use sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  We feel that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of August 26, 2006, and August 27, 2005, the potential change in the fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $1.4 million and less than $0.1 million, respectively.

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

We have long-term debt with variable interest rates. Our variable interest expense is sensitive to changes in the general level of interest rates.  As of August 26, 2006, most of our debt is borrowed at LIBOR plus a weighted average margin rate of 2.75%. As of August 26, 2006, the weighted average interest rate on our $209.5 million of variable interest debt was approximately 7.7%.

We had total interest expense of approximately $32.0 million in FYE 2006 and approximately $28.6 million in FYE 2005. The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $3.4 million in FYE 2006 and approximately $3.3 million in FYE 2005.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Our consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 26, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

	Age as of
Name	August 26, 2006	Positions

John R. Miller	53	Chief Executive Officer and Manager

Timothy M. Klein	49	President and Chief Operating Officer

Jay D. Nielsen	51	Chief Financial Officer

Terry L. Wilkerson	55	Executive Vice President, Strategic Business Development

David L. Grosenheider	49	Executive Vice President, Business Planning and Analysis

Steve James	52	Executive Vice President, Beef Operations

Monte E. Lowe	48	Executive Vice President, Sales and Marketing

Scott H. Smith	53	General Counsel and Secretary

Steven D. Hunt	47	Chairman of Board of Managers

Richard A. Jochum	46	Manager

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

Jay D. Nielsen has been our Chief Financial Officer since 1997 and has worked at National Beef since 1992.

Terry L. Wilkerson has been our Executive Vice President, Strategic Business Development since April 2005.  From 1998 to 2005, Mr. Wilkerson served as our Executive Vice President of Operations.

David L. Grosenheider became our Executive Vice President, Business Planning and Analysis in March 2006.  Prior to this appointment, Mr. Grosenheider served as our Executive Vice President, Beef Operations from April 2005 to March 2006, as our Executive Vice President of Case-Ready Meats from June 2003 to April 2005, as our Executive Vice President of Systems and Planning from 1999 to June 2003, and from 1993 to 1998 as our Vice President of Operational Affairs.

Steve James became our Executive Vice President, Beef Operations in March 2006.  Mr. James served as Vice President and General Manager of our Liberal, Kansas beef processing facility from 1993 until March 2006.   He has been with the Company since 1990.

Monte E. Lowe has served as our Executive Vice President of Sales and Marketing since 1993.

Scott H. Smith has served as our General Counsel since 1992 and has served as our Secretary since 2003.

Steven D. Hunt has served as the Chairman of our Board of Managers since U.S. Premium Beef acquired majority interest in us on August 6, 2003. Mr. Hunt was one of the founders of U.S. Premium Beef and has served as its Chief Executive Officer since 1996.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation information for our Chief Executive Officer and our four other executive officers who were the most highly compensated for the FYE August 26, 2006. We refer to these individuals collectively as our "named executive officers."

Summary Compensation Table

						Long-Term
						Compensation
		Annual Compensation				Payouts

					Other Annual	LTIP	All Other
	Fiscal	Salary	Bonus		Compensation	Payouts	Compensation
Name and Principal Position	Year	($)	($)		($) (1)	($) (2)	($) (3)

John R. Miller	2006	900,000	876,044	(4)	-	3,147,972	3,510
Chief Executive Officer	2005	900,000	372,555	(4)	-	-	3,510
	2004	900,000	980,368	(4)	-	-	3,333

Timothy M. Klein	2006	500,000	438,022	(4)	-	1,758,783	4,100
President and Chief	2005	500,000	186,278	(4)	-	-	4,010
Operating Officer	2004	500,000	490,184	(4)	-	-	3,310

Terry L. Wilkerson	2006	210,781	78,030	(5) (6)	-	-	4,154
Executive Vice President,	2005	195,000	8,529	(5)	-	-	3,900
Strategic Business Development	2004	195,000	46,113	(5) (6)	-	-	3,525

David L. Grosenheider	2006	209,521	78,030	(5) (6)	-	-	4,154
Executive Vice President,	2005	195,000	8,529	(5)	-	-	3,900
Business Planning and Analysis	2004	195,000	46,113	(5) (6)	-	-	3,675

Monte E. Lowe	2006	202,598	76,905	(5) (6)	-	-	2,600
Executive Vice President,	2005	185,769	8,126	(5)	-	-	2,600
Sales and Marketing	2004	167,789	44,432	(5) (6)	-	-	2,600

(1)	None of the perquisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 and 10% of the total annual salary and bonus received by each named executive officer.

(2)	Represents amounts earned by Mr. Miller and Mr. Klein in accordance with the Long Term Incentive Plan contained in their respective employment agreements.

(3)	Represents the Company's contribution to each named executive officer under the National Beef Packing Company, LLC Profit Sharing and Savings Plan.

(4)	Amounts include quarterly and annual bonuses pursuant to employment agreements with Mr. Miller and Mr. Klein.

(5)

Includes amounts earned pursuant to the Management Incentive Program. The Management Incentive Program has been established to provide additional incentive compensation opportunities for certain personnel employed by the Company. Bonuses are earned under the Plan if the Company attains a specified return on capital in the applicable fiscal year. Bonus amounts are determined based on the participant's length of service with the Company or based on the participant's gross earnings.  In 2006, Messrs. Wilkerson, Grosenheider and Lowe earned $33,953, $33,953 and $32,828, respectively, under the Management Incentive Program.  In 2005 no amounts were earned pursuant to the Management Incentive Program.  The 2005 amount represents a discretionary bonus distribution.  In 2004, Messrs. Wilkerson, Grosenheider and Lowe earned $13,585, $13,585 and $11,904, respectively, under the Management Incentive Program.

(6)	Includes amounts earned pursuant to the Management Long Term Incentive Plan. The Management Long Term Incentive Plan provides annual incentive compensation opportunities for designated management employees of the Company based on the attainment of highly focused yearly performance goals. Participation is determined by the Chief Executive Officer for each fiscal year and is limited to management positions that have a significant impact on the Company's long term, strategic results. The Chief Executive Officer establishes performance goals for each fiscal year that focus on one, or a very few, key measurable results of strategic financial importance to the Company. Upon the attainment of the performance goals and in recognition of other outstanding contributions, a participant earns a cash award that will begin vesting three years after the close of the fiscal year in which the award was made and will vest in equal installments over a three-year period. Messrs. Wilkerson, Grosenheider and Lowe each earned $44,077 in 2006. The amounts earned in 2006 will vest, together with accrued interest, in three equal installments at the end of fiscal years 2009, 2010 and 2011. No amounts were earned under the plan in 2005. Messrs. Wilkerson, Grosenheider and Lowe each earned $32,528 in 2004. The amounts earned in 2004 will vest, together with accrued interest, in three equal installments at the end of fiscal years 2007, 2008 and 2009.

Employment Arrangements

On August 6, 2003, we entered into an agreement with John R. Miller to continue to serve as our Chief Executive Officer for a term of five years at an initial annual salary of $900,000. In addition to his salary, Mr. Miller will receive a quarterly bonus of approximately $75,000 per fiscal quarter (so long as we are permitted to make restricted payments pursuant to our existing amended and restated credit facility), an annual bonus based on our earnings before taxes for each year and long-term bonuses based on our earnings before interest and taxes. Mr. Miller will be entitled to receive benefits described in his employment agreement and other customary benefits in accordance with our Company policies.

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

On August 6, 2003, we entered into an agreement with Mr. Klein to continue to serve as our President and Chief Operating Officer for a term of eight years at an initial annual salary of $500,000. In addition to his salary, Mr. Klein will receive a quarterly bonus of approximately $37,500 per fiscal quarter (so long as we are permitted to make restricted payments pursuant to our existing amended and restated credit facility), an annual bonus based on our earnings before taxes for each year and long-term bonuses based on our earnings before interest and taxes. Mr. Klein will be entitled to receive benefits described in his employment agreement and other customary benefits in accordance with Company policies.

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

After the earlier of the occurrence of a specified major liquidity transaction, change of control or August 2008, Messrs. Miller and Klein will each receive 6,057,143 and 3,028,571 Class A interests, respectively, and 609,524 and 304,762 Class C interests, respectively, in respect of their past services to us pursuant to deferred equity incentive compensation agreements entered into in connection with the ownership changes that occurred on August 6, 2003. See Item 1. Business-General.

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

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as of August 26, 2006 with respect to the beneficial ownership of the membership interests of National Beef by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of National Beef, (ii) each of the members of our board of managers, (iii) each of our named executive officers, (iv) other executive officers who beneficially own membership interests in National Beef, and (v) all of the members of our board of managers and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

Beneficial Owner	Class B Interest	Percentage of Class
U.S. Premium Beef, LLC (1)	10,664,475	54.76%
NBPCo Holdings, LLC (2)	3,810,044	19.56
David L. Grosenheider	-	-
Steven D. Hunt	-	-
Richard A. Jochum	-	-
Steve James	-	-
Timothy M. Klein (3)	1,428,571	7.34
Monte E. Lowe	-	-
John R. Miller (4)	2,857,143	14.67
Scott H. Smith (5)	714,286	3.67
Terry L. Wilkerson	-	-
All managers and executive officers as a group (9 persons)	5,000,000	25.68%

(1)

Effective May 30, 2006, in connection with the acquisition of Brawley Beef, U.S. Premium Beef, LLC acquired an additional 664,475 Class B voting units and an additional 5,899,297 Class A nonvoting units of NBP.

(2)	Eldon N. Roth is the controlling stockholder of NBPCo Holdings, LLC and is deemed to beneficially own the interests held by NBPCo Holdings, LLC.
(3)	Mr. Klein holds some of his interests through TKK Investments, LLC, and TMKCo., LLC, both of which are Missouri limited liability companies that are beneficially owned by Mr. Klein.
(4)	Mr. Miller holds some of his interests through French Basin Land & Cattle Co. LLC, a Utah limited liability company that is beneficially owned by Mr. Miller.
(5)	Mr. Smith holds his interests through S-B Enterprises V, LLC, a Utah limited liability company that is beneficially owned by Mr. Smith.

Equity Interests

U.S. Premium Beef, NBPCo Holdings and Messrs. Miller, Klein and Smith hold Class A and/or Class B interests in us. In addition, in connection with USPB's purchase of a majority interest in us in August 2003, Messrs. Miller and Klein will be issued, after the earlier of the occurrence of a specified major liquidity transaction, change of control or August 2008, an aggregate of up to 9,085,714 Class A interests and up to 914,286 Class C interests in us in lieu of approximately $10 million in cash payments owed under existing employment arrangements.

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

U.S. Premium Beef holds approximately 54.8% of the Class B interests, as well as approximately 74.1% of the outstanding Class A interests, with an aggregate face amount of approximately $94.7 million. NBPCo Holdings owns approximately 19.5% of the Class B interests, as well as approximately 24.7% of the outstanding Class A interests, with an aggregate face amount of approximately $31.5 million. Messrs. Miller, Klein and Smith own approximately 25.7% of the Class B interests, and Mr. Smith owns approximately 1.2% of the outstanding Class A interests with an aggregate face amount of approximately $1.5 million. After the earlier of the occurrence of a specified major liquidity transaction, change of control or August 2008, Messrs. Miller and Klein will be issued an aggregate of up to 9,085,714 Class A interests with an aggregate face amount of approximately $9.1 million and up to 914,286 Class C interests with an aggregate face amount of approximately $0.9 million in lieu of approximately $10 million in cash payments owed under prior or existing employment arrangements pursuant to deferred compensation agreements entered into in connection with the ownership changes that occurred on August 6, 2003. See Item 1, Business-General and Item 11, Executive Compensation-Employment Arrangements. These amounts were previously expensed as compensation expense in our financial statements.

We do not have any equity compensation plans under which equity securities of National Beef are authorized for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Arrangements with Members

Messrs. Miller and Klein were granted the right to receive up to 6,057,143 and 3,028,571 Class A interests, respectively, and up to 609,524 and 304,762 Class C interests, respectively, in lieu of approximately $10 million in cash payments owed under existing employment arrangements. These interests will be received after the earlier of the occurrence of a specified major liquidity transaction, change of control or August 2008.

Simultaneous with the ownership changes on August 6, 2003, all of the holders of our membership interests entered into a limited liability company agreement that provides for, among other things, election of our board of managers, the powers of our board of managers and our officers, approval rights for certain of our equity holders, restrictions and rights related to the transfer, sale or purchase of our membership interests, and preemptive and repurchase rights.

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

At any time after July 31, 2010, NBPCo Holdings will have the right to request that we repurchase its membership interests if it still holds 10% of our Class B interests. The value of the NBPCo Holdings interests will be determined by a mutually agreed appraisal process. We will have the ability to delay any repurchase of membership interests for four months twice in any two year period if the board of managers determines that it would not be financially advisable to complete the repurchase. If we do not, or are not able to, delay a requested repurchase and are not able to effect the repurchase within six months, NBPCo Holdings has the right to cause the board of managers to commence a sale process of us. Management will have the right to participate in any transaction undertaken by us to satisfy the rights of NBPCo Holdings.

Transactions with U.S. Premium Beef

In December 1997, we entered into a contract with U.S. Premium Beef to purchase a portion of our annual cattle requirements.  In connection with U.S. Premium Beef's purchase of its interest in Farmland National Beef, U.S. Premium Beef obtained the right, and became subject to the obligation, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef's ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  At the beginning of FYE 2005, U.S. Premium Beef converted to a limited liability company.  U.S. Premium Beef now facilitates the delivery of cattle annually to us through its individual producer-owners.  The purchase price for the cattle is determined by our pricing grid, which, under the terms of our agreement with U.S. Premium Beef, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing we offer to other suppliers. During FYE 2006, we obtained approximately 18% of our cattle requirements from U.S. Premium Beef and its producer-owners.  Any new purchase agreements and payment formulas with U.S. Premium Beef must be consistent with our agreement existing at the time U.S. Premium Beef acquired majority interest in us on August 6, 2003.

On May 19, 2006, we entered into a Contribution Agreement (Agreement) with Brawley Beef, LLC (Brawley Beef) and National Beef California, LP (NBC). NBC is a newly formed limited partnership, formed for the purposes of acquiring substantially all of the assets of Brawley Beef, with National Carriers, our wholly-owned subsidiary, acting as its general partner.  Pursuant to the terms of the Agreement, Brawley Beef contributed substantially all of its assets to NBC in exchange for limited partnership units of NBC, and NBC assumed approximately $74.7 million of Brawley Beef's debt and current liabilities. Brawley Beef then exchanged all of its NBC units with U.S. Premium Beef, our majority owner, for 44,160 new Class A U.S. Premium Beef units and 44,160 new Class B U.S. Premium Beef units. Under a separate unit exchange agreement between USPB and us, USPB then exchanged these units of NBC with us for 5,899,297 Class A nonvoting units and 664,475 Class B-1 voting units of ours. As a result, USPB's ownership interest in our Class B voting units increased to 54.76%.

Transactions with Beef Products, Inc.

Since 1994, we have had a business relationship with Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings, whereby we sell beef trimmings, referred to as trim, to BPI, and we purchase processed lean beef from BPI for use in our ground beef operations. Our aggregate sales of trim to BPI totaled approximately $65.7 million in FYE 2006.  Our aggregate purchases of processed lean beef from BPI totaled approximately $15.0 million in FYE 2006.

Transactions with John R. Miller

In October 2003, we entered into an aircraft lease agreement under which we lease a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, our Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the FYE August 26, 2006, we paid $0.7 million to lease the aircraft and $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, we entered into an aircraft lease agreement under which we lease a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, our Chief Executive Officer, is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the FYE August 26, 2006, we paid $0.7 million to lease the aircraft and $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

We believe that the terms of these aircraft leases are at least as favorable to us as we could have obtained from unaffiliated third parties.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

                KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 26, 2006 and August 27, 2005.

Type of Service	FYE 2006	FYE 2005
	(amounts in thousands)
Audit Fees	$286	$232
Audit-Related Fees	1	14
Tax Fees	18	90
All Other Fees	-	-
Total	$305	$336

Audit Fees

Audit fees relate to the audit of our consolidated financial statements and regulatory filings, and the reviews of quarterly reports on Form 10-Q.

Audit-Related Fees

Audit-related fees in FYE 2006 and 2005 primarily relate to consultations on accounting related matters.

Tax Fees

Tax fees relate to tax compliance, tax advice and tax planning services.

All Other Fees

We did not pay any other type of fee and did not receive any other services from KPMG LLP during FYE 2006 and FYE 2005.

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

(b) The following documents are filed or incorporated by reference as exhibits to this report:

2.1+	Contribution Agreement dated as of May 19, 2006 between Brawley Beef, LLC, National Beef California, L.P. and National Beef Packing Company, LLC (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

2.2+	Contribution Agreement dated as of May 30, 2006 between U.S. Premium Beef, LLC and Brawley Beef, LLC (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

2.3+	Contribution Agreement dated as of May 30, 2006 between National Beef Packing Company, LLC and U.S. Premium Beef, LLC (incorporated by reference to Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

3.1(a)	Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of August 6, 2003 (incorporated herein by reference to Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

3.1(b)	Amendment to the Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of July 7, 2005 (incorporated by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

3.1(c)	Revised Exhibit 3.1 to the Limited Liability Company Agreement of National Beef Packing Company, LLC, effective as of May 30, 2006 (incorporated by reference to Exhibit 3.1(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

3.2(a)	Certificate of Incorporation of NB Finance Corp. (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

3.2(b)	Bylaws of NB Finance Corp. (incorporated herein by reference to Exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

4.1(a)	Indenture dated as of August 6, 2003 by and among National Beef Packing Company, L.P., NB Finance Corp and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

4.1(b)	Form of Series B Senior Note due 2011 (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

4.1(c)	Registration Rights Agreement dated as of August 6, 2003 by and among National Beef Packing Company, L.P., NB Finance Corp., Deutsche Bank Securities Inc., U.S. Bancorp Piper Jaffray Inc. and Rabo Securities USA, Inc. (incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.1	Purchase Agreement dated July 31, 2003 by and among NB Acquisition, LLC, National Beef Packing Company, L.P., NB Finance Corp., Deutsche Bank Securities Inc., U.S. Bancorp Piper Jaffray Inc. and Rabo Securities USA, Inc. (incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

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

10.4

Fifth Amended and Restated Credit Agreement dated as of May 30, 2006 ("Credit Agreement") by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 22, 2006).

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

10.8(a)	Lease Agreement dated as of March 1, 2000 between City of Dodge City, Kansas and Farmland National Beef Packing Company, L.P. securing $6,000,000 City of Dodge City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.8(b)	Indenture of Trust dated as of March 1, 2000 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $6,000,000 City of Dodge City, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.9(a)	Lease Agreement dated as of March 1, 2000 between City of Liberal, Kansas and Farmland National Beef Packing Company, L.P. securing $5,850,000 City of Liberal, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.9(b)	Indenture of Trust dated as of March 1, 2000 between City of Liberal, Kansas and Commerce Bank, N.A., as trustee, securing $5,850,000 City of Liberal, Kansas Industrial Development Revenue Bonds (Farmland National Beef Packing Company, L.P. Project), Series 2000 (incorporated herein by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.10(a)	Lease dated as of December 1, 2004 between City of Dodge City, Kansas and National Beef Packing Company, LLC securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.10(b)	Trust Indenture dated as of December 1, 2004 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.11	Agreement dated December 22, 2003 by and between National Beef and United Food and Commercial Workers International Union, AFL-CIO-CK, UFCW District Local Two (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on February 11, 2004).

10.12	Lease agreement dated as of January 16, 2001 between Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas counties and Farmland National Beef Company (incorporated herein by reference to Exhibit 10.20 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.13	Aircraft Lease dated October 15, 2003 by and among John R. Miller Enterprises III, LLC and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.22 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.14	Aircraft Lease dated as of December 9, 2004 by and among John R. Miller Enterprises, L.L.C. and National Beef Packing Company, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 9, 2004).

10.15*	National Beef Packing Company, LLC Management Incentive Program (incorporated herein by reference to Exhibit 10.23 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.16*	National Beef Packing Company, LLC Management Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

21.1	Subsidiaries of National Beef Packing Company, LLC (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

_____________

+   The Contribution Agreements in Exhibits 2.1, 2.2 and 2.3 contain Schedules and Exhibits that the Company hereby agrees to furnish supplementally to the SEC upon its request.
*  Management contract or compensatory plan or arrangement.

 (c) Financial Statement Schedules:

               The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004.

National Beef Packing Company, LLC

Doubtful Accounts/Claims Rollforward

Period Ending	Beginning Balance	Provision	Charge Off	Other		Ending Balance

August 26, 2006	(3,902,549)	(1,615,548)	3,380,259	(273,838	) (1)	(2,411,676)
August 27, 2005	(5,613,545)	(3,186,535)	4,897,531	-		(3,902,549)
August 28, 2004	(5,133,549)	(3,609,812)	3,129,816	-		(5,613,545)

(1)	Represents the acquisitions of Brawley Beef, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

The Board of Managers and Members
National Beef Packing Company, LLC:

Under date of November 17, 2006, we reported on the consolidated balance sheets of National Beef Packing Company, LLC and subsidiaries (the Company) as of August 26, 2006 and August 27, 2005, and the related consolidated statements of operations, members' capital, comprehensive income, and cash flows for each of the fiscal years in the three-year period ended August 26, 2006, as contained in the Annual Report on Form 10-K for the fiscal year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such a consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Kansas City, Missouri
November 17, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Beef Packing Company, LLC

By:
          /s/ John R. Miller
Name: John R. Miller
Chief Executive Officer and Manager
(Principal Executive Officer)

Date: November 17, 2006

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John R. Miller	Chief Executive Officer and Manager (Principal Executive Officer)	November 17, 2006
John R. Miller

/s/ Jay D. Nielsen	Chief Financial Officer (Principal Financial and Accounting Officer)	November 17, 2006
Jay D. Nielsen

/s/ Steven D. Hunt	Chairman of the Board of Managers	November 17, 2006
Steven D. Hunt

/s/ Richard A. Jochum	Manager	November 17, 2006
Richard A. Jochum

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Managers and Members
National Beef Packing Company, LLC:

We have audited the accompanying consolidated balance sheets of National Beef Packing Company, LLC and subsidiaries (the Company) as of August 26, 2006 and August 27, 2005, and the related consolidated statements of operations, members' capital, comprehensive income, and cash flows for the each of the fiscal years in the three-year period ended August 26, 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of August 26, 2006 and August 27, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 26, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Kansas City, Missouri
November 17, 2006

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	August 26, 2006	August 27, 2005
Assets
Current assets:
Cash and cash equivalents	$32,686	$33,872
Accounts receivable, less allowance for returns and doubtful accounts of $2,412 and $3,903, respectively	173,233	170,851
Due from affiliates	2,703	2,475
Other receivables	5,943	3,385
Inventories	145,009	85,426
Other current assets	20,171	9,920
Total current assets	379,745	305,929

Property, plant and equipment, at cost:
Land and improvements	17,018	13,462
Buildings and improvements	85,522	63,994
Machinery and equipment	195,234	157,092
Trailers and automotive equipment	1,284	1,419
Furniture and fixtures	4,362	3,373
Construction in progress	27,851	18,912
	331,271	258,252
Less accumulated depreciation	69,270	43,114
Net property, plant, and equipment	262,001	215,138
Goodwill	79,411	78,858
Other intangibles, net of accumulated amortization of $5,276 and $3,335, respectively	30,562	28,426
Other assets	6,191	6,326
	$757,910	$634,677
Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$2,370	$-
Cattle purchases payable	58,320	54,394
Accounts payable - trade	54,393	42,465
Due to affiliates	371	399
Accrued compensation and benefits	23,806	18,638
Accrued insurance	17,651	15,528
Other accrued expenses and liabilities	10,854	8,234
Distributions payable	11,259	4,621
Total current liabilities	179,024	144,279
Long-term debt, excluding current installments	376,377	308,850
Other liabilities	2,961	4,738
Total liabilities	558,362	457,867
Minority interest	777	753
Capital subject to redemption	72,178	64,218
Members' capital:
Members' capital	126,540	111,804
Accumulated other comprehensive income	53	35
Total Members' capital	126,593	111,839
Commitments and contingencies	-	-
	$757,910	$634,677
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	52 weeks ended	52 weeks ended	52 weeks ended
	August 26, 2006	August 27, 2005	August 28, 2004
Net sales	$4,636,030	$4,338,920	$4,093,481
Costs and expenses:
Cost of sales	4,503,814	4,229,903	3,973,636
Selling, general, and administrative	34,034	30,466	29,616
Depreciation and amortization	28,650	24,449	21,170
Total costs and expenses	4,566,498	4,284,818	4,024,422
Operating income	69,532	54,102	69,059
Other income (expense):
Interest income	403	380	549
Interest expense	(32,009)	(28,552)	(25,909)
Minority owners' interest in net income of Kansas City Steak, LLC	(160)	(160)	(313)
Equity in loss of aLF Ventures, LLC	(143)	(577)	(837)
Other, net	3,324	(2,555)	2,192
Income before taxes	40,947	22,638	44,741
Income tax expense	(1,536)	(1,859)	(729)
Net income	$39,411	$20,779	$44,012

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	52 weeks ended	52 weeks ended	52 weeks ended
	August 26, 2006	August 27, 2005	August 28, 2004
Cash flows from operating activities:
Net income	$39,411	$20,779	$44,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,650	24,449	21,170
(Gain) loss on disposal and impairment of property, plant, and equipment	(64)	703	42
Minority interest	24	121	213
Write-off of debt issuance costs	527	2,552	-
Change in assets and liabilities (net of acquisitions):
Accounts receivable	25,649	6,763	(21,756)
Due from affiliates	(228)	398	(2,141)
Other receivables	1,007	(97)	855
Inventories	(53,271)	536	(8,375)
Other assets	(2,702)	739	21,369
Accounts payable	884	2,724	1,801
Due to affiliates	(28)	(17)	33
Accrued compensation and benefits	4,104	1,083	(10,803)
Accrued insurance	(317)	1,625	(2,736)
Accrued expenses and liabilities	310	875	809
Cattle purchases payable	3,870	(459)	1,191
Net cash provided by operating activities	47,826	62,774	45,684
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(34,492)	(18,200)	(32,471)
Acquisition of businesses, net of cash acquired	648	-	-
Proceeds from sale of property, plant, and equipment	939	1,528	1,301
Net cash used in investing activities	(32,905)	(16,672)	(31,170)
Cash flows from financing activities:
Net receipts (payments) under revolving credit lines	3,863	(27,059)	29,750
Repayments of term note payable	-	(2,344)	(6,250)
Repayment of Brawley Beef, LLC debt	(52,850)	-	-
Borrowings under term note payable	50,000	3,594	-
Cash paid for financing costs	(126)	(1,653)	-
Change in overdraft balances	1,763	5,818	443
Net repayments of other indebtedness	(1,067)	(428)	(501)
Member distributions	(17,708)	(18,178)	(41,276)
Net cash used in financing activities	(16,125)	(40,250)	(17,834)
Effect of exchange rate changes on cash	18	22	14
Net (decrease) increase in cash	(1,186)	5,874	(3,306)
Cash and cash equivalents at beginning of period	33,872	27,998	31,304
Cash and cash equivalents at end of period	$32,686	$33,872	$27,998
Supplemental disclosures:
Cash paid during the period for interest	$29,157	$25,193	$23,839
Cash paid during the period for taxes	$140	$2,354	$633
Supplemental non-cash disclosures of investing and financing activities:
Assets acquired through capital lease	$8,697	$-	$-
Issuance of equity for the acquisition of Brawley Beef, LLC	$7,631	$-	$-

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Members' Capital
(in thousands)

	Capital Subject to Redemption
	Class A	Class B-1	Class B-2 and C(a)	Total
Balance at August 30, 2003	$42,045	$10,377	$1,201	$53,623
Allocation of net income	1,649	15,924	1,844	19,417
Class A 5% priority distributions	(1,540)	-	-	(1,540)
Class B distributions	-	(7,893)	(892)	(8,785)
Appraisal valuation adjustment	-	(214)	(25)	(239)
Balance at August 28, 2004	$42,154	$18,194	$2,128	$62,476
Allocation of net income	1,649	6,171	715	8,535
Class A 5% priority distributions	(1,777)	-	-	(1,777)
Class B distributions	-	(4,495)	(521)	(5,016)
Appraisal valuation adjustment	-	-	-	-
Balance at August 27, 2005	$42,026	$19,870	$2,322	$64,218
Allocation of net income	1,649	13,428	1,555	16,632
Class A 5% priority distributions	(1,521)	-	-	(1,521)
Class B distributions	-	(7,619)	(882)	(8,501)
Appraisal valuation adjustment	-	1,210	140	1,350
Balance at August 26, 2006	$42,154	$26,889	$3,135	$72,178

	Members' Capital
	Class A	Class B-1	Accumulated Other Comprehensive (Loss)/Income	Total
Balance at August 30, 2003	$86,155	$13,142	$(1)	$99,296
Allocation of net income	4,427	20,168	-	24,595
Class A 5% priority distributions	(4,135)	-	-	(4,135)
Class B distributions	-	(9,971)	-	(9,971)
Appraisal valuation adjustment	-	239	-	239
Foreign currency translation adjustments	-	-	14	14
Balance at August 28, 2004	$86,447	$23,578	$13	$110,038
Allocation of net income	4,427	7,817	-	12,244
Class A 5% priority distributions	(4,771)	-	-	(4,771)
Class B distributions	-	(5,694)	-	(5,694)
Appraisal valuation adjustment	-	-	-	-
Foreign currency translation adjustments	-	-	22	22
Balance at August 27, 2005	$86,103	$25,701	$35	$111,839
Allocation of net income	4,501	18,278	-	22,779
Additional equity contribution	5,899	1,732	-	7,631
Class A 5% priority distributions	(4,156)	-	-	(4,156)
Class B distributions	-	(10,168)	-	(10,168)
Appraisal valuation adjustment	-	(1,350)	-	(1,350)
Foreign currency translation adjustments	-	-	18	18
Balance at August 26, 2006	$92,347	$34,193	$53	$126,593

                                ____________

(a)      Class B-2 and Class C collectively have equal value and rights as Class B-1

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(in thousands)

	52 weeks ended	52 weeks ended	52 weeks ended
	August 26, 2006	August 27, 2005	August 28, 2004
Net income	$39,411	$20,779	$44,012
Other comprehensive income:
Foreign currency translation adjustments	18	22	14
Comprehensive income	$39,429	$20,801	$44,026

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

National Beef Packing Company, LLC (NBP), is a Delaware limited liability company that sells its meat products to customers in the foodservice, international, further processor and retail distribution channels. NBP also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and Brawley, California, case-ready beef and pork processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and holds a 75% interest in Kansas City Steak Company, LLC, a portion control processing facility in Kansas City, Kansas. A wholly-owned subsidiary, National Carriers, Inc., (National Carriers) located in Liberal, Kansas, provides trucking services to NBP and third parties.

Approximately 2,700 employees at the Liberal, Kansas facility are represented under a collective bargaining agreement scheduled to expire December 16, 2007.  Approximately 1,000 employees at the Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire May 31, 2008.

U.S. Premium Beef, NBPCo Holdings, LLC (NBPCo Holdings) and management each hold Class A and Class B interests in NBP. In addition, members of management will be issued a fixed number of additional Class A and Class C interests in NBP in lieu of cash payments owed under existing employment arrangements.

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

U.S. Premium Beef holds approximately 54.8% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $94.7 million, NBPCo Holdings owns approximately 19.5% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $31.5 million, and members of management own approximately 25.7% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $1.5 million. After the earlier of the occurrence of a specified major liquidity transaction, change of control or August 2008, certain members of management will be issued a fixed number of additional Class A interests with an aggregate face amount of approximately $9.1 million and Class C interests with an aggregate face amount of approximately $0.9 million in lieu of cash payments owed under existing employment arrangements pursuant to deferred compensation agreements. These amounts were previously expensed as compensation expense.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital subject to redemption represents Class A, B and C interests held by management and NBPCo Holdings, which include repurchase rights of the holders (see Note 9).

NOTE 2.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of NBP and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

NBP's fiscal year consists of 52 or 53 weeks, ending on the last Saturday in August. Fiscal 2006, 2005 and 2004 were 52 week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

NBP considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of August 26, 2006, NBP had cash and cash equivalents of $32.7 million, including $4.0 million restricted to IRB approved expenditures.  Included in other current assets is $7.4 million of cash restricted to support a workers compensation letter of credit related to the Brawley acquisition.  As of August 27, 2005, NBP had cash and cash equivalents of $33.9 million, including $3.9 million restricted to IRB approved expenditures.

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	August 26, 2006	August 27, 2005

Product inventories:
Dressed and boxed meat products	$117,712	$66,993
Beef by-products	15,180	8,476
Supplies	12,117	9,957
	$145,009	$85,426

Property, plant and equipment

Property, plant and equipment are recorded at cost. Property, plant, and equipment are depreciated principally on a straight-line basis over the estimated useful life (based upon original acquisition date) of the individual asset by major asset class as follows:

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

NBP capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant, and equipment. Such capitalized interest costs are charged to the property, plant, and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.1 million, less than $0.1 million, and $0.1 million for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively.

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

Debt Issuance Costs

Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight line method, which approximates the effective interest method, over the period the debt is outstanding. Effective December 30, 2004, NBP amended and restated its senior credit facility with a consortium of banks for the fourth time, additionally capitalizing $1.7 million in debt issuance costs.  This amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.6 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million were expensed during the fiscal year ended August 27, 2005.

Effective June 1, 2006, NBP amended and restated its fifth senior credit facility with a consortium of banks, additionally capitalizing $1.6 million in debt issuance costs.  This amendment and restatement is also within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.5 million from the fourth credit facility as well as additional finance and legal charges associated with the new fifth amended and restated credit facility of approximately $0.1 million were expensed during the fiscal year ended August 26, 2006.  The remaining costs are being amortized over the life of the related debt instruments.  Amortization of $1.1 million, $1.2 million and $1.7 million was charged to interest expense during the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively, related to these costs.  The Company had unamortized costs of $7.0 million and $7.2 million for the fiscal years ended August 26, 2006 and August 27, 2005, respectively.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  NBP evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit's book value to determine if any impairment exists.  NBP calculates the fair value of each reporting unit using estimates of future cash flows.  All of NBP's goodwill has been allocated to the Core Beef segment. In connection with the acquisition of Vintage Foods, L.P. during the fourth quarter of fiscal year 2006, NBP recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess of $0.6 million as goodwill, which has also been allocated to the Core Beef segment.  In accordance with SFAS 142, goodwill was tested for impairment and, as of August 26, 2006, management determined there was no impairment.

The amounts of goodwill, all allocated to the Core Beef segment, are as follows (amounts in thousands):

	August 26, 2006	August 27, 2005

Beginning balance	$78,858	$78,858
Goodwill from acquisitions during the year	553	-
Ending balance	$79,411	$78,858

The amounts of other intangible assets are as follows (amounts in thousands):

		August 26, 2006		August 27, 2005
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	8.3 years	$15,400	$5,276	$11,323	$3,335

Intangible assets not subject to amortization:
Trademarks	indefinite	20,438	-	20,438	-

Total intangible assets		$35,838	$5,276	$31,761	$3,335

Customer relationships, including contractual and noncontractual relationships, are being amortized using the straight-line method over their useful lives, which range from four to 15 years.  Trademarks are not scheduled for amortization due to their expected indefinite useful life. In accordance with SFAS 142, these trademarks were tested for impairment and, as of August 26, 2006, management determined there was no impairment.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, NBP recognized $1.9 million, $1.6 million and $1.5 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP's balance sheet as of August 26, 2006, for each of the next five years and thereafter:

(Dollars in thousands)
Estimated amortization expense for fiscal years ended:
2007	$2,108
2008 (1)	$2,148
2009	$2,108
2010	$1,996
2011	$325
Thereafter	$1,811

(1)	FYE 2008 consists of 53 weeks.

Overdraft Balances

The majority of NBP's bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in financing activities on NBP's statement of cash flows. Overdraft balances of $63.9 million and $62.1 million were included in trade accounts and cattle purchases payables at August 26, 2006 and August 27, 2005, respectively.

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

Environmental Expenditures and Remediation Liabilities

Environmental expenditures that relate to current or future operations and which improve operational capabilities are capitalized at the time of expenditure. Expenditures that relate to an existing or prior condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The carrying amounts of NBP's financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. At August 26, 2006, the Senior Notes had a carrying value of $160.0 million and an approximate fair value of $166.6 million, based on a calculation using a weekly High Yield Market report prepared by Deutsche Bank.  The carrying value of other debt also approximates its fair value at August 26, 2006, as substantially all such debt has a variable interest rate.

Revenue Recognition

NBP recognizes revenue from the sale of products upon delivery to customers. National Carriers, Inc. recognizes revenue when shipments are complete.

Shipping Costs

Pass-through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.

Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $3.0 million in FYE 2006, $2.5 million in FYE 2005 and $1.7 million in FYE 2004.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments. NBP deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives and Hedging Activities

NBP uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as "normal purchases and sales" and not marked to market.  SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. The net fair value of derivatives recognized within other current assets and other accrued liabilities at August 26, 2006 and August 27, 2005 is not significant.

NOTE 3.  ACQUISITIONS

On May 19, 2006, NBP entered into a Contribution Agreement (Agreement) with Brawley Beef, LLC (Brawley Beef) and National Beef California, LP (NBC). NBC is a newly formed limited partnership, formed for the purposes of acquiring substantially all of the assets of Brawley Beef, with National Carriers, a wholly-owned subsidiary of the Company, acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility in Brawley, California. The facility commenced operations in December 2001.

Pursuant to the terms of the Agreement, Brawley Beef contributed substantially all of its assets to NBC in exchange for limited partnership units of NBC, and NBC assumed approximately $74.7 million of Brawley Beef's debt and current liabilities. Brawley Beef then exchanged all of its NBC units with U.S. Premium Beef, the Company's majority owner, for 44,160 new Class A U.S. Premium Beef units and 44,160 new Class B U.S. Premium Beef units. Under a separate unit exchange agreement between USPB and the Company, USPB then exchanged these units of NBC with the Company for 5,899,297 Class A nonvoting units, at a price per unit of $1, and 664,475 Class B-1 voting units, at an approximate price per unit of $2.61, of the Company, or an aggregate value of approximately $7.6 million. As a result, USPB's ownership interest in the Company's Class B voting units increased to 54.76%.  This acquisition was accounted for using the purchase method.

Adjustments to the purchase price will be made based on changes in the working capital and debt of Brawley Beef as determined on the closing date. The effective date for this acquisition was May 30, 2006.

Concurrently with the transfer of assets, Brawley Beef entered into long-term cattle supply agreements with both NBC and USPB under which Brawley Beef committed to supply approximately 275,000 head of cattle to NBC's Brawley facility.

Under the terms of the Agreement, Brawley Beef makes customary covenants, representations and warranties and agrees to indemnify NBC and the Company for breaches of these representations and warranties. Brawley Beef can satisfy these indemnification obligations over a three-year period with a combination of cash, deductions from payments under certain cattle contracts or surrender of its USPB units at $165 per unit. In addition, Brawley Beef pledged its USPB units to NBC to secure its obligations under the Agreement. Brawley Beef's obligations under the Agreement and cattle supply agreements are also supported by limited guaranties from its members.  In connection with acquisition of Brawley Beef, LLC, during fiscal year 2006, intangible assets associated with Customer Relationships were identified and valued by an independent third party at approximately $2.4 million and will be amortized on a straight-line basis over 15 years.

NBP acquired Vintage Foods, L.P., including the Vintage™ Natural Beef brand, during fiscal year 2006 for $1.5 million.  The Vintage brand is marketed as natural beef that is antibiotic- and hormone-free, and uses cattle that are 20 months of age and younger.  In connection with this acquisition, NBP recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess of $0.6 million as goodwill, which has also been allocated to the Core Beef segment.  Also in connection with the Vintage acquisition, if certain net sales margin target levels are achieved, potential additional consideration will be payable, up to the maximum amounts of $0.5 million, $0.6 million and $0.6 million, respectively, for the fiscal years 2007, 2008 and 2009.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with acquisitions of Vintage Foods, L.P. and Rains Agency, a transportation company acquired for $0.6 million by National Carriers, Inc. during fiscal year 2006, intangible assets were identified from each acquisition and separately valued by an independent third party.  As a result of these valuations, the intangible assets of approximately $1.7 million associated with Customer Relationships were acquired and will be amortized on a straight-line basis over a range of four to 12 years.  Also in connection with the Rains acquisition, if certain future contingent objectives are achieved, potential additional consideration will be payable in amounts of approximately $0.3 million and $0.1 million, respectively, for the fiscal years 2007 and 2008.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the Brawley acquisition, after allocating negative goodwill of approximately $36.6 million to property, plant and equipment and intangible assets.  The net assets acquired include an additional approximate $0.9 million incurred by NBP associated with costs from third parties attributable to the acquisition.

(in millions)

Current assets	$46.3
Property, plant & equipment	34.5
Intangibles	2.4
Total assets acquired	83.2

Current liabilities	(13.4)
Long-term debt, including current maturities	(61.3)
Total liabilities assumed	(74.7)
Net assets acquired	$8.5

Had the acquisition of Brawley Beef occurred at the beginning of FY 2005, pro forma revenue and earnings would have been $4.8 billion and $1.4 million, respectively, for FY 2005 and $5.0 billion and $20.8 million, respectively, for FY 2006.

NOTE 4.  LONG-TERM DEBT AND LOAN AGREEMENTS

NBP entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of August 26, 2006 and August 27, 2005, debt consisted of the following:

	August 26, 2006	August 27, 2005
	(in thousands)
Short-term debt:
Revolving credit facility (a)	$-	$-
Current portion of long-term debt (term loan) (a)	-	-
Current portion of capital lease obligations (d)	2,370	-
	2,370	-
Long-term debt:
Term loan facility, net of current portion (a)	170,000	120,000
Senior notes (b)	160,000	160,000
Industrial Development Revenue Bonds (c)	20,665	13,850
Revolving credit facility (a)	18,864	15,000
Long-term capital lease obligations & other (d)	6,848	-
	376,377	308,850
Total debt	$378,747	$308,850

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)

Senior Credit Facilities- Effective June 1, 2006, NBP amended and restated its existing senior credit facility with a consortium of banks which allow borrowings from time to time under a $170.0 million term loan that matures in May 2016 and a $160.0 million revolving line of credit loan that is subject to certain borrowing base limitations and that matures in May 2011.  The fifth amended and restated credit facility is secured by a first priority lien on substantially all of the Company's assets.  At the Company's election, interest may be computed at the Base Rate (as defined in the credit agreement) plus an applicable margin or a LIBOR rate plus an applicable margin.  As of August 26, 2006, the interest rate for the term loan was equal to LIBOR plus 275 basis points (8.0625%) and the weighted average interest rate for the revolving loan was equal to LIBOR plus 250 basis points (8.75%).  The fifth amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) August 25, 2007 or (b) NBP's election (Conversion Date).  After the Conversion Date the interest rate for the term loan and revolving loan will be determined by reference to a matrix of rates keyed to NBP's funded debt to EBITDA ratio.  A fee of 0.5% per annum is payable quarterly on the daily average unused amount of the revolving credit facility, and this fee also will vary after the Conversion Date depending on the Company's funded debt to EBITDA ratio.

Availability. Availability under the revolving credit facility is subject to a borrowing base. The borrowing base is based on NBP's and certain of its domestic wholly owned subsidiaries' assets. The borrowing base consists of percentages of NBP's eligible accounts receivable, inventory and supplies less certain eligibility and availability reserves. NBP is required to report the borrowing base on a monthly basis and, as a result, the availability under the senior credit facilities is subject to change. At August 26, 2006, NBP's fifth amended and restated credit facility consisted of a $170.0 million term loan, all of which was outstanding, and a $160.0 million revolving line of credit loan, which had outstanding borrowings of $18.9 million, outstanding letters of credit of $53.0 million and available borrowings of $88.1 million, based on the most restrictive financial covenant calculation.

Repayment and Prepayment. The principal amount outstanding under the term loan is due and payable in semi-annual installments of $2.8 million on the last business day of each June and December commencing on June 30, 2011 and ending with the payment of all outstanding principal and interest on May 30, 2016.  Prepayment is allowed at any time.

The revolving credit facility terminates and all amounts outstanding thereunder must be repaid in full on May 30, 2011.

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

Financial Covenants. These facilities also impose certain financial covenants.  From June 1, 2006 until the earlier of February 28, 2007 or the Conversion Date, NBP is required to  (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After February 28, 2007 but on or before the Conversion Date, NBP is required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $60 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  As defined in the fifth amended and restated credit facility, EBITDA contains specified adjustments.  On August 26, 2006, NBP was in compliance with all financial covenants under its senior credit facilities.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After the Conversion Date, NBP will be subject to the following financial covenants:

(i)	A maximum Funded Debt to EBITDA Ratio, as follows:
Funded Debt
	to EBITDA	Fiscal Quarter Ended
	5.00 to 1.00	Closing Date through August 25, 2007
	4.00 to 1.00	November 30, 2007 through August 25, 2008
	3.50 to 1.00	November 30, 2008 and thereafter
(ii)	A maximum Senior Secured Funded Debt to EBITDA Ratio, as follows:
Senior Secured
Funded Debt
	to EBITDA Ratio	Fiscal Quarter Ended
	3.50 to 1.00	Closing Date through August 25, 2007
	3.25 to 1.00	November 30, 2007 through August 25, 2008
	3.00 to 1.00	November 30, 2008 and thereafter
(iii)	A minimum four-quarter rolling EBITDA as follows:
	EBITDA	Fiscal Quarter Ended
	$60,000,000	Closing Date through August 25, 2007
	$70,000,000	November 30, 2007 through February 28, 2008
	$90,000,000	May 31, 2008
	$100,000,000	August 25, 2008 and thereafter
(iv)	A minimum four-quarter rolling Debt Service Coverage Ratio as follows:
	Debt Service Coverage Ratio	Fiscal Quarter Ended
	1.75 to 1.00	Closing Date through May 31, 2007
	2.00 to 1.00	August 25, 2007 and thereafter

NBP's net capital expenditures are limited to $50 million in FYE 2007 and each fiscal year thereafter.

(b)

Senior Notes-On August 6, 2003, NBP issued $160.0 million of its 10 1/2% Senior Notes due 2011. The Senior Notes will mature on August 1, 2011. Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year. The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured obligations of NBP. With limited exceptions, the Senior Notes are not redeemable before August 1, 2007. During the 12 month period commencing August 1, 2007 and August 1, 2008, the Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount. Thereafter, the Senior Notes may be redeemed at 100% of face value. The Indenture governing the Senior Notes contains certain covenants that restrict NBP's ability to:

• incur additional indebtedness;

• make restricted payments;

• sell assets;

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

• direct NBP's restricted subsidiaries to pay dividends or make other payments;

• create liens;

• merge or consolidate with another entity; and

• enter into transactions with affiliates.

As of August 26, 2006, NBP was in compliance with all covenants associated with the Senior Notes.

NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes. NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(c)

Industrial Development Revenue Bonds- In conjunction with the fourth amended and restated credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide property tax savings to NBP.  Under the transaction, the City purchased NBP's Dodge City facility (the "facility") by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease.  The City's bonds were purchased by the Company using proceeds of its term loan under the fourth amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP's consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the existing senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

In 1999 and 2000 the cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds to fund the purchase of equipment and construction improvements at NBP's facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. However, because each series of bonds are backed by a letter of credit under NBP's senior credit facilities, the bonds have been presented as non-current obligations.  Pursuant to a lease agreement, NBP leases the facilities, equipment and improvements from the respective cities and makes lease payments in the amount of principal and interest due on the bonds.

The 1999 and 2000 issued bonds are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The per annum interest rate for each series of bonds was 3.4% in 2006, 2.3% in 2005 and 1.3% in 2004. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days' notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Brawley Beef acquisition, we assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly.  The average per annum interest rate for this series of bonds for the period from the Brawley acquisition date until the end of FYE 2006 was 3.7%.  These bonds have been presented as non-current.  We have the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days' notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

(d)

Capital and Operating Leases-NBP leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef, LLC acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years. Future minimum lease payments required at August 26, 2006, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

	Capital Lease Obligations	Non-cancelable Operating Lease Obligations
	(in thousands)
For the fiscal years ended August
2007	$2,919	$11,671
2008	2,814	10,480
2009	3,266	8,143
2010	1,227	5,797
2011	-	2,926
Thereafter	-	1,203

Net minimum lease payments	$10,226	$40,220
Less: Amount representing interest	(1,208)
Present value of net minimum lease payments	$9,018

Rent expense associated with operating leases was $10.9 million, $10.6 million and $8.5 million, for fiscal years 2006, 2005 and 2004, respectively. NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

Utilities Commitment-Not included in the table above are the obligations under an agreement for a utilities commitment at the Dodge City, Kansas, facility.  In order to meet the continuing growth needs for water and wastewater services of the Dodge City facility, effective December 30, 2004, NBP entered into a services agreement for the city to provide NBP water and wastewater services at a price and term sufficient to permit the city to recoup up to one-half of the capital cost of providing fresh water service from a parcel of land owned by NBP 11 miles south of Dodge City, and of providing upgraded city wastewater facilities to help service the needs of the Dodge City facility.  The city sold twenty year municipal bonds to pay for these improvements and NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million and $1.2 million was paid in fiscal years 2005 and 2006, respectively.  Payments under the commitment will be $1.4 million in fiscal year 2007, $1.4 million in fiscal year 2008, $1.4 million in fiscal year 2009, $1.7 million in fiscal year 2010, and $0.8 million in fiscal year 2011, with the remaining balance of $10.6 million to be paid in subsequent years.

Additionally, NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at the Company's facilities.   NBP's estimated cattle commitments as of August 26, 2006 were $68.9 million.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following August 26, 2006, are as follows:

Minimum Principal Maturities
(in thousands)
Fiscal Year ending August:
2007	$2,370
2008	2,416
2009	3,079
2010	7,083
2011	178,904
Thereafter	184,895
Total minimum principal maturities	$378,747

NOTE 5.  RETIREMENT PLANS

NBP maintains a tax-qualified employee savings and retirement plan (together, the 401(k) Plan) covering NBP's non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by NBP, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.5 million, $0.7 million and $0.5 million for the fiscal years ended August 26, 2006, August 27, 2005, and August 28, 2004, respectively.

NBP has agreed to make contributions to the United Food & Commercial Workers International Union-Industry Pension Fund (the UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.6 million, $0.6 million and $0.6 million for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively.

Postretirement Benefits- Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $1.5 million, $0.1 million and $1.9 million, for fiscal years 2006, 2005 and 2004, respectively, and are included in cost of sales.

The health care trend rate used to value the accumulated benefit obligation at August 26, 2006 is a rate of 10% per year, declining by 1% per year to an ultimate rate of 5% in 2011 and thereafter.  The discount rate used to value the accumulated benefit obligation is 6%.  The unfunded accumulated benefit obligation was $2.1 million and $3.6 million at August 26, 2006 and August 27, 2005, respectively, and has been recorded as a liability in the financial statements.  The unfunded accumulated benefit obligation was reduced in 2006 necessitated by a reduction of both participants and premiums because of changes in Medicare.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  OTHER INCOME

Investments-Other income includes income and expense related to NBP's investment in aLF Ventures, LLC, which is accounted for using the equity method. Losses for the fiscal years 2006, 2005 and 2004 were $0.1 million, $0.6 million and $0.8 million, respectively.

Miscellaneous- Other non-operating income, net was $3.3 million in FYE 2006 compared to other non-operating expense, net of $2.6 million in FYE 2005.   Fiscal year 2006 includes an approximate $1.4 million reduction in postretirement benefit obligation as more fully described in Note 5. Retirement Plans, and an approximate $0.6 million in income for a settlement of a lawsuit related to corrugated packaging materials.   Fiscal year ended August 27, 2005 includes approximately $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating NBP's fourth senior credit facility, offset by $0.5 million gain related to the securities received through the demutualization of a company which held annuities for NBP employees.  Fiscal year ended August 28, 2004 includes approximately $1.1 million gain NBP received through the demutualization of a company that held annuities for NBP employees.

NOTE 7.  INCOME TAXES

Income tax expense includes the following current and deferred provisions (amounts in thousands):

	52 weeks ended	52 weeks ended	52 weeks ended
	August 26, 2006	August 27, 2005	August 28, 2004

Current Provision
Federal	$2,198	$1,177	$480
State	401	359	75
Foreign	12	12	20
Total current tax expense	2,611	1,548	575

Deferred Provision
Federal	(909)	263	131
State	(166)	48	23
Foreign	-	-	-
Total deferred tax expense	(1,075)	311	154
Total income tax expense	$1,536	$1,859	$729

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense differed from the "expected" income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows:

	52 weeks ended	52 weeks ended	52 weeks ended
	August 26, 2006	August 27, 2005	August 28, 2004

Computed "expected" income tax expense	$14,331	$7,923	$15,659
Passthrough income	(12,997)	(6,258)	(14,999)
State taxes, net of federal	155	269	64
Other	47	(75)	5
Total income tax expense	$1,536	$1,859	$729

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 26, 2006 and August 27, 2005 are presented below:

	August 26, 2006	August 27,2005
	(in thousands)
Deferred tax assets
Accounts receivable, due to allowance for doubtful accounts	$181	$172
Intangible assets	40	-
Self-insurance and workers compensation accruals	2,355	1,605

Total gross deferred tax assets	2,576	1,777

Deferred tax liabilities
Plant and equipment, principally due to differences in depreciation	544	820

Total gross deferred tax liabilities	544	820

Net deferred tax assets	$2,032	$957

Net deferred tax assets and liabilities at August 26, 2006 and August 27, 2005 are included in the consolidated balance sheet as follows:

	August 26, 2006	August 27,2005
	(in thousands)

Other current assets	$2,576	$1,777
Other liabilities	544	820
	$2,032	$957

Deferred tax assets and liabilities relate to the operations of National Carriers, Inc.

There was no valuation allowance provided for at August 26, 2006 and August 27, 2005. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  RELATED PARTY TRANSACTIONS

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

During the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, NBP had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended	52 weeks ended	52 weeks ended
	August 26, 2006	August 27, 2005	August 28, 2004
Sales to:
Beef Products, Inc. (1)	$65,724	$61,227	$52,701
Total sales to affiliates	$65,724	$61,227	$52,701

Purchases from:
Beef Products, Inc. (1)	$15,036	$19,139	$16,746
Total purchases from affiliates	$15,036	$19,139	$16,746

(1)	Beef Products, Inc. is an affiliate of NBPCo Holdings, LLC.

At August 26, 2006 and August 27, 2005, the amounts due from Beef Products, Inc. were approximately $2.7 million and $2.5 million, respectively.  At August 26, 2006 and August 27, 2005, the amounts due to Beef Products, Inc. were approximately $0.4 million and $0.4 million, respectively.

In December 1997, the former Farmland National Beef Packing Company, L.P. (FNBPC), the predecessor entity to NBP, entered into a contract with U.S. Premium Beef to purchase a portion of its annual cattle requirements. In connection with U.S. Premium Beef's purchase of its interest in Farmland National Beef, U.S. Premium Beef obtained the right, and became subject to the obligation, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef's ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  At the beginning of FYE 2005, U.S. Premium Beef converted to a limited liability company.  U.S. Premium Beef now facilitates the delivery of cattle annually to NBP through its individual producer-owners.  The purchase price for the cattle is determined by NBP's pricing grid, which, under the terms of the agreement with U.S. Premium Beef, must be competitive with the pricing grids of NBP's competitors and may not be less favorable than pricing grids offered to other suppliers.  During the fiscal years ended August 26, 2006 and August 27, 2005, NBP obtained approximately 18% and 19%, respectively, of its cattle requirements through this pricing grid process from U.S. Premium Beef and its producer-owners.  During the fiscal year ended August 28, 2004, NBP obtained approximately 18% of NBP's cattle requirements from U.S. Premium Beef.

In October 2003, NBP entered into an aircraft lease agreement under which NBP leased a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, NBP paid $0.7 million, $0.5 million and $0.3 million, respectively, to lease the aircraft and $0.1 million, $0.1 million and $0.08 million, respectively, into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises, L.L.C., a Utah limited liability company of which John R. Miller, NBP's Chief Executive Officer, is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal years ended August 26, 2006 and August 27, 2005, NBP paid $0.7 million and $0.5 million, respectively, to lease the aircraft and $0.1 million and $0.06 million, respectively, into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  CAPITAL SUBJECT TO REDEMPTION

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings have the right to request that NBP repurchase their interests, the value of which to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence. NBP accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests using the interest method. At August 26, 2006, the "Capital subject to redemption" was revalued by an independent appraisal process, and the value was determined to be $77.5 million, which was in excess of its carrying value.  Accordingly, the carrying value of the "Capital subject to redemption" increased by approximately $1.4 million through accretion during the fiscal year ended August 26, 2006, resulting in the $72.2 million carrying value, as reflected in the accompanying Consolidated Balance Sheet as of August 26, 2006.

NOTE 10.  LEGAL PROCEEDINGS

Schumacher v. Tyson Foods, et al.  On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleged that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also sought recovery against all defendants under a theory of unjust enrichment.  The case was certified as a class-action matter in June of 2004. The plaintiffs claimed damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs.  The claim is subject to reduction in an unknown amount by the number of class members who have opted out of the class.  Trial began March 31, 2006.  On April 13, 2006, the jury returned a verdict in favor of FNBPC but against the other defendants.  The defendants found liable filed post-trial motions for judgment as a matter of law, which were denied.  The plaintiffs did not file a post-trial motion seeking to set aside the jury's verdict for FNBPC.  The court has not yet entered a final judgment or appealable order and, until it does, the time for an appeal does not begin to run.

The Company's wholly owned subsidiary, National Carriers, Inc., has various independent contractor drivers who are involved in accidents from time to time, which in the aggregate could result in a material liability for the Company.

NBP is a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on NBP's financial condition, results of operations or liquidity.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  BUSINESS SEGMENTS

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents segment results for the periods indicated (amounts in thousands):

	52 weeks ended August 26, 2006	52 weeks ended August 27, 2005	52 weeks ended August 28, 2004
Net sales
Core Beef	$4,622,146	$4,350,616	$4,151,809
Other	211,111	187,852	163,866
Eliminations	(197,227)	(199,548)	(222,194)
Total	$4,636,030	$4,338,920	$4,093,481

Depreciation and amortization
Core Beef	27,250	22,837	19,134
Other	1,400	1,612	2,036
Total	28,650	24,449	21,170

Operating income
Core Beef	64,664	48,460	65,527
Other	4,868	5,642	3,532
Total	69,532	54,102	69,059

Interest income	403	380	549
Interest expense	(32,009)	(28,552)	(25,909)
Other income (expense)	3,181	(3,132)	1,355
Minority interest	(160)	(160)	(313)
Total income before taxes	$40,947	$22,638	$44,741

Capital Expenditures
Core Beef	$33,625	$16,778	$31,003
Other	867	1,422	1,468
Total	$34,492	$18,200	$32,471

	August 26, 2006	August 27, 2005
Assets
Core Beef	$ 722,640	$ 605,641
Other	35,934	28,779
Eliminations	(664)	257
Total	$ 757,910	$ 634,677

Customer Concentration

In the fiscal year ended August 26, 2006, one customer with its consolidated subsidiaries represented 7.9% of total sales, with no other customer representing more than 3.0% of total sales.  In the fiscal year ended August 27, 2005, one customer with its consolidated subsidiaries represented 7.0% of total sales, with no other customer representing more than 3.7% of total sales. In the fiscal year ended August 28, 2004, one customer with its consolidated subsidiaries represented approximately 9.1% of total sales with no other single customer representing more than 3.3% of total sales.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales to Foreign Countries

NBP had sales outside the United States of America in the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004 of approximately $309.7 million, $295.2 million and $395.5 million, respectively. No single country accounted for more than 4% of total sales. The amount of assets maintained outside the United States of America is not material.

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

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for BSE.  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP's export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head realized by the U.S. beef packing industry.

The reopening of U.S. export markets was further hampered by discovery in 2005 of a second case of BSE in the U.S. as well as additional precautions required by some other importing countries.  In December 2005, Japan opened their border to U.S. beef but subsequently closed a short time later as a result of a U.S. packer erroneously shipping a product not approved for export to Japan.  On July 26, 2006, Japan agreed to reopen its market to U.S. beef aged 20 months and younger after an inspection of U.S. beef processing plants.  Shipments of U.S. beef to Japan commenced in August 2006.  In September 2006, Korea announced a provisional opening of their border to U.S. beef, but restrictions imposed with the reopening have created uncertainty regarding amounts of beef that may qualify.

These challenges resulted in tremendous volatility in U.S. livestock market prices since FYE 2004.  Where pre-BSE export sales were approximately 17% of total net sales in FYE 2003, in FYE 2004, 2005 and 2006, NBP's total export sales were approximately 10%, 7% and 7% of total net sales, respectively.  With the age restrictions placed on cattle that qualify for export to Japan, it is anticipated that between 5% and 20% of U.S. fed cattle will be able to meet the criteria.

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