Form 10-Q
period 2006-11-25
NATIONAL BEEF PACKING CO LLC
filed 2007-01-05
CIK 1273784

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2006
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

                There is no market for the Registrant's equity.  As of December 31, 2006, there were 127,748,923 Class A units and 19,474,520 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	November 25, 2006
	(unaudited)	August 26, 2006
Assets
Current assets:
Cash and cash equivalents	$29,140	$32,686
Accounts receivable, less allowance for returns and doubtful accounts of $2,517 and $2,412, respectively	164,224	173,233
Due from affiliates	2,564	2,703
Other receivables	5,924	5,943
Inventories	138,711	145,009
Other current assets	22,351	20,171
Total current assets	362,914	379,745

Property, plant and equipment, at cost	339,770	331,271
Less accumulated depreciation	76,612	69,270
Net property, plant, and equipment	263,158	262,001
Goodwill	79,542	79,411
Other intangibles, net of accumulated amortization of $5,761 and $5,276, respectively	29,925	30,562
Other assets	5,616	6,191
Total assets	$741,155	$757,910
Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$2,374	$2,370
Cattle purchases payable	74,137	58,320
Accounts payable - trade	53,464	54,393
Due to affiliates	361	371
Accrued compensation and benefits	10,764	23,806
Accrued insurance	17,760	17,651
Other accrued expenses and liabilities	13,151	10,854
Distributions payable	980	11,259
Total current liabilities	172,991	179,024
Long-term debt, excluding current installments	391,086	376,377
Other liabilities	2,911	2,961
Total liabilities	566,988	558,362
Minority interest	829	777
Capital subject to redemption	62,336	72,178
Members' capital:
Members' capital	110,941	126,540
Accumulated other comprehensive income	61	53
Total members' capital	111,002	126,593
Commitments and contingencies	-	-
Total liabilities and members' capital	$741,155	$757,910

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

 Consolidated Statements of Operations
(in thousands)

	13 weeks ended	13 weeks ended
	November 25, 2006	November 26, 2005
	(unaudited)	(unaudited)
Net sales	$1,273,025	$1,095,738
Costs and expenses:
Cost of sales	1,270,083	1,084,545
Selling, general, and administrative	9,859	8,630
Depreciation and amortization	7,866	6,589
Total costs and expenses	1,287,808	1,099,764
Operating loss	(14,783)	(4,026)
Other income (expense):
Interest income	196	81
Interest expense	(9,250)	(7,275)
Minority owners' interest in net income of Kansas City Steak, LLC	(52)	(14)
Equity in loss of aLF Ventures, LLC	(29)	(47)
Other, net	298	494
Loss before taxes	(23,620)	(10,787)
Income tax expense	(228)	(543)
Net loss	$(23,848)	$(11,330)

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statement of Cash Flows
(in thousands)

	13 weeks ended	13 weeks ended
	November 25, 2006	November 26, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(23,848)	$(11,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,866	6,589
Gain (loss) on disposal and impairment of property, plant, and equipment	27	(83)
Minority interest	52	14
Change in assets and liabilities:
Accounts receivable	9,009	814
Due from affiliates	139	(40)
Other receivables	1,321	(192)
Inventories	6,298	(13,265)
Other assets	(1,605)	(250)
Accounts payable	(2,900)	2,728
Due to affiliates	(10)	52
Accrued compensation and benefits	(13,042)	(4,935)
Accrued insurance	109	(1,478)
Accrued expenses and liabilities	2,247	3,754
Cattle purchases payable	4,604	6,197
Net cash used in operating activities	(9,733)	(11,425)

Cash flows from investing activities:
Capital expenditures, including interest capitalized	(9,901)	(4,988)
Proceeds from sale of property, plant, and equipment	55	250
Net cash used in investing activities	(9,846)	(4,738)

Cash flows from financing activities:
Net receipts under revolving credit lines	15,536	8,800
Change in overdraft balances	13,184	5,306
Repayments of capital lease obligation	(823)	(209)
Member distributions	(11,872)	(4,620)
Net cash provided by financing activities	16,025	9,277

Effect of exchange rate changes on cash	8	1
Net decrease in cash	(3,546)	(6,885)
Cash and cash equivalents at beginning of period	32,686	33,872
Cash and cash equivalents at end of period	$29,140	$26,987

Supplemental disclosures:
Cash paid during the period for interest	$7,019	$2,646
Cash paid during the period for taxes	$53	$81
Supplemental non-cash disclosures of investing and
financing activities:
Assets acquired through capital lease	$-	$4,342
Receivable for final purchase price adjustment	$1,302	$-

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management's best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in NBP's Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 26, 2006.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

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

(2) New Accounting Pronouncements

                In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes", to address uncertainty in income taxes recognized in an enterprise's financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  NBP is in the initial stage of evaluating the impact FIN 48 may have, if any, on its Consolidated Financial Statements.

                In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."  Traditionally there have been two widely recognized methods for quantifying the effects of financial statement misstatements:  the "roll-over" method and the "iron curtain" method.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements.  The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.  In SAB 108, the SEC staff established an approach that is commonly referred to as a "dual approach" as the SEC now requires quantification of errors under both the iron curtain and the roll-over methods.  SAB 108 was adopted by NBP during the first quarter of fiscal 2007.  The adoption of SAB 108 did not have any effect on NBP's financial position, net earnings or prior year financial statements.

                In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (SFAS 157), "Fair Value Measurements".  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements.  SFAS 157 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date".  SFAS 157 will apply to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  NBP is currently evaluating the impact SFAS 157 may have, if any, on its Consolidated Financial Statements.

(3) Inventories

Inventories at November 25, 2006 and August 26, 2006 consisted of the following (in thousands):

	November 25, 2006	August 26, 2006
Dressed and boxed beef	$110,275	$117,712
Beef by-products	16,064	15,180
Supplies	12,372	12,117
Total inventory	$138,711	$145,009

(4) Comprehensive Loss Comprehensive loss, which consists of net loss and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):
	13 weeks ended	13 weeks ended
	November 25, 2006	November 26, 2005
Net loss	$(23,848)	$(11,330)
Other comprehensive income:
Foreign currency translation adjustments	8	1
Comprehensive loss	$(23,840)	$(11,329)

(5) Contingencies

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

                The Company's wholly owned subsidiary, National Carriers, Inc., has various independent contractor drivers who are involved in accidents from time to time, which in the aggregate, could result in a material liability for the Company.

NBP is also a party to a number of lawsuits and claims arising out of the operation of our business. Management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

(6) Capital Subject to Redemption

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At November 25, 2006, the "Capital subject to redemption" was revalued by an independent appraisal process, and the value was determined to be $77.5 million, which was in excess of its carrying value.  Accordingly, the carrying value of the "Capital subject to redemption" increased by approximately $1.7 million through accretion during the thirteen weeks ended November 25, 2006, resulting in the $62.3 million carrying value, as reflected in the accompanying Consolidated Balance Sheet as of November 25, 2006.

(7)  Segments

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

Eliminations-this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended
	November 25, 2006	November 26, 2005

Net sales:
Core Beef	$1,271,144	$1,094,615
Other	54,418	50,444
Eliminations	(52,537)	(49,321)

Total net sales	$1,273,025	$1,095,738

Operating (loss) income:
Core Beef	$(16,560)	$(5,658)
Other	1,777	1,632

Total operating (loss) income	(14,783)	(4,026)

Interest income	196	81
Interest expense	(9,250)	(7,275)
Other income	269	447
Minority interest	(52)	(14)

Loss before taxes	$(23,620)	$(10,787)

	November 25, 2006	November 26, 2005
Assets:
Core Beef	$710,422	$611,453
Other	31,114	32,683
Eliminations	(381)	(837)
Total assets	$741,155	$643,299

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

NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company's revenues and net income.

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

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review the "Risk Factors" in "Item 1. Business" of NBP's Annual Report for the year ended August 26, 2006 on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

Continued relatively high fed cattle prices, along with limited access to key export markets, has resulted in a difficult environment for beef industry participants.  In general, domestic cattle supplies have been anticipated to improve over the next two to three years, however, recent increases in feeding costs have threatened the speed and magnitude at which the cattle supply is expected to grow.  With uncertainty regarding international market access and the realization of improved cattle supplies, the timing of margin improvements in the Core Beef segment remains uncertain.

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

NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company's revenues and net income.

Results of Operations

Thirteen weeks ended November 25, 2006 compared to thirteen weeks ended November 26, 2005

General.  Net loss for the thirteen weeks ended November 25, 2006 was $23.8 million compared to net loss of $11.3 million for the thirteen weeks ended November 26, 2005, a change of $12.5 million.  Sales and cost of sales were both higher in the thirteen weeks ended November 25, 2006 than those of the prior year period primarily due to an approximate 12.4% increase in the number of cattle processed, primarily due to the acquisition of Brawley Beef, LLC, higher live cattle prices that were approximately 2.4% more and heavier cattle at average weights 1.5% more than the same period of fiscal 2006.

Although sales increased by approximately 16.2% compared to the same period in the prior year, cost of sales increased at a higher rate, resulting in an increase in operating loss of $10.8 million.  The increase in cost of sales was primarily due to an increase in cattle processed at live cattle prices that were approximately 2.4% higher and cattle weighing an average of 1.5% more than the same period in the prior year.  Total costs and expenses of $1,287.8 million and $1,099.8 million for the thirteen weeks ended November 25, 2006 and November 26, 2005, respectively, were 101.2% as a percent of sales for the thirteen weeks ended November 25, 2006 compared to 100.4% for the thirteen weeks ended November 26, 2005.

Net Sales.  Net sales were $1,273.0 million for the thirteen weeks ended November 25, 2006 compared to $1,095.7 million for the thirteen weeks ended November 26, 2005, an increase of $177.3 million or 16.2%.  The increase in net sales principally resulted from an approximate 12.4% increase in the number of cattle processed during the thirteen weeks ended November 25, 2006, primarily due to the acquisition of Brawley Beef, LLC during the fourth quarter of fiscal 2006.  In addition, the increase in net sales was impacted by a 3.3% increase in sales prices for this period as compared to the same period of last year.

                Cost of Sales.  Cost of sales was $1,270.1 million for the thirteen weeks ended November 25, 2006 compared to $1,084.5 million for the thirteen weeks ended November 26, 2005, an increase of $185.6 million or 17.1%.  The increase was a result of a combination of increased cattle processing of approximately 12.4%, primarily due to the acquisition of Brawley Beef, LLC, higher live cattle prices that were approximately 2.4% more and heavier cattle at average weights 1.5% more than the same period of fiscal 2006.  The 2.4% increase in cattle prices for this period resulted from a continued tight supply of market-ready cattle.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.9 million for the thirteen weeks ended November 25, 2006 compared to $8.6 million for the thirteen weeks ended November 26, 2005, an increase of $1.3 million or 15.1%.  The increase reflects an increase in payroll and related expenses of approximately $0.5 million, an increase in bad debt expense of approximately $0.2 million, an increase in travel and related expenses of approximately $0.2 million, an increase in advertising expense of approximately $0.2 million, and an increase in supplies expense of approximately $0.2 million.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $7.9 million for the thirteen weeks ended November 25, 2006 compared to $6.6 million for the thirteen weeks ended November 26, 2005, an increase of $1.3 million or 19.7%.  Depreciation expense increased approximately $0.6 million as a result of the acquisition of Brawley Beef, LLC during the fourth quarter of fiscal year 2006.  Also contributing to the increase in depreciation expense for this period, were assets being placed into service, primarily at the Dodge City and Liberal beef plants, during fiscal year 2006.

Operating Loss.  An operating loss of $14.8 million was incurred for the thirteen weeks ended November 25, 2006 compared to an operating loss of $4.0 million for the thirteen weeks ended November 26, 2005, an increased loss of $10.8 million.  The increase resulted primarily from a tightened supply of market-ready cattle.

                Interest Expense.  Interest expense was $9.3 million for the thirteen weeks ended November 25, 2006 compared to $7.3 million for the thirteen weeks ended November 26, 2005, an increase of $2.0 million or 27.4%.  The increase in interest expense during the thirteen weeks ended November 25, 2006 as compared to the same period in fiscal 2005 was due primarily to an increase in the weighted average of variable rate debt of approximately $64.1 million resulting primarily from the acquisition of Brawley Beef, LLC.  Interest expense also increased due to higher interest rates on our variable rate debt, an increase of approximately 40 basis points, in the thirteen weeks ended November 25, 2006 as compared to the same period in fiscal 2006.

                Income Tax Expense.  Income tax expense was $0.2 million for the thirteen weeks ended November 25, 2006 compared to $0.5 million for the thirteen weeks ended November 26, 2005.  Income tax expense is recorded on income from National Carriers, Inc., which is organized as a C Corporation.

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

Eliminations-this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended
	November 25, 2006	November 26, 2005

Net sales:
Core Beef	$1,271,144	$1,094,615
Other	54,418	50,444
Eliminations	(52,537)	(49,321)

Total net sales	$1,273,025	$1,095,738

Operating (loss) income:
Core Beef	$(16,560)	$(5,658)
Other	1,777	1,632

Total operating (loss) income	(14,783)	(4,026)

Interest income	196	81
Interest expense	(9,250)	(7,275)
Other income	269	447
Minority interest	(52)	(14)

Loss before taxes	$(23,620)	$(10,787)

	November 25, 2006	November 26, 2005
Assets:
Core Beef	$710,422	$611,453
Other	31,114	32,683
Eliminations	(381)	(837)
Total assets	$741,155	$643,299

Thirteen weeks ended November 25, 2006 compared to thirteen weeks ended November 26, 2005

Core Beef

Net Sales.  Net sales for Core Beef were $1,271.1 million for the thirteen weeks ended November 25, 2006 compared to $1,094.6 million for the thirteen weeks ended November 26, 2005, an increase of $176.5 million or 16.1%.  The increase in net sales principally resulted from an approximate 12.4% increase in the number of cattle processed during the thirteen weeks ended November 25, 2006 as compared to the same period in the prior year, primarily due to the acquisition of Brawley Beef, LLC.  In addition, the increase in net sales was impacted by a 3.3% increase in sales prices for this period as compared to the same period of last year.

Operating Loss.  An operating loss for Core Beef of $16.6 million was incurred during the thirteen weeks ended November 25, 2006 compared to an operating loss of $5.7 million during the thirteen weeks ended November 26, 2005, an increased loss of $10.9 million.  The increased loss resulted primarily from higher cost of sales as a result of increased cattle processing at live cattle prices that were approximately 2.4% higher, due to a continued tight supply of market-ready cattle.

Other

                Net Sales.  Net sales for Other were $54.4 million for the thirteen weeks ended November 25, 2006 compared to $50.4 million for the thirteen weeks ended November 26, 2005, an increase of $4.0 million or 7.9%.  The increase was due to increased sales volume in our portion control beef facility and also to market conditions in the transportation industry where freight capacity continues to exceed truck availability, allowing rate increases in our transportation operations.

                Operating Income.  Operating income for Other was $1.8 million for the thirteen weeks ended November 25, 2006 compared to $1.6 million for the thirteen weeks ended November 26, 2005, an increase of $0.2 million.  The increase was due primarily to the rate increases in our transportation operations.

Liquidity and Capital Resources

As of November 25, 2006, we had net working capital of $189.9 million, which included $1.0 million in distributions payable, and cash and cash equivalents of $29.1 million, including $4.1 million restricted to IRB approved expenditures. As of August 26, 2006, we had net working capital of $200.7 million, which included $11.3 million in distributions payable, and cash and cash equivalents of $32.7 million, including $4.0 million restricted to IRB approved expenditures. Our primary sources of liquidity are cash flow from operations and available borrowings under our amended and restated credit facility.

As of November 25, 2006, we had $393.5 million of long-term debt, $2.4 million of which was classified as a current liability. As of November 25, 2006, our amended and restated credit facility consisted of a $170.0 million term loan, all of which was outstanding, and a $160.0 million revolving line of credit loan, which had outstanding borrowings of $34.4 million, outstanding letters of credit of $48.4 million and available borrowings of $49.2 million, based on the most restrictive financial covenant calculations.  Cash flow from operations and borrowings under our amended and restated credit facility have funded our working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our amended and restated credit facility as of November 25, 2006.

In addition to outstanding borrowings under our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $160.0 million and capital lease and other obligations of $8.4 million as of November 25, 2006.

We believe that available borrowings under our amended and restated credit facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.  For a review of our obligations that affect liquidity, please see the "Cash Payment Obligations" table in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended August 26, 2006.

Operating Activities

                Net cash used in operating activities in the thirteen weeks ended November 25, 2006 was $9.7 million compared to net cash used in operating activities of $11.4 million in the thirteen weeks ended November 26, 2005. The $1.7 million change was due to a net decrease in working capital requirements in the current period resulting primarily from the decreased beef inventory levels and increased accounts receivable collections which were offset by an increased net loss and decreased accrued compensation and benefits from the same period of the prior year.

Investing Activities

Net cash used in investing activities was $9.8 million in the thirteen weeks ended November 25, 2006 compared to $4.7 million in the thirteen weeks ended November 26, 2005.  This increase in cash used was primarily attributable to an increase in expenditures for property, plant and equipment in the current year.

Financing Activities

                Net cash provided by financing activities was $16.0 million in the thirteen weeks ended November 25, 2006 compared to net cash provided by financing activities of $9.3 million in the thirteen weeks ended November 26, 2005.  The change was primarily attributed to a $6.7 million difference in revolving credit borrowings, combined with a $7.9 million increase in the overdraft balance and offset by an increase in member distributions of $7.3 million.

Amended and Restated Senior Credit Facility

Effective June 1, 2006, we amended and restated our existing senior credit facility with a consortium of banks.  The facility now consists of a $170.0 million term loan that matures in May 2016 and a $160.0 million revolving line of credit loan that matures in May 2011 that is subject to certain borrowing base limitations.

The borrowings under the revolving loan are available for our working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  Our amended and restated credit facility is secured by a first priority lien on substantially all of our assets.  The principal amount outstanding under the term loan is payable in semi-annual installments on the last business day of each June and December commencing June 30, 2011 in equal installments of approximately $2.8 million, with any and all remaining principal outstanding being due and payable on the maturity date.  Prepayment is allowed at any time.

Our amended and restated credit facility contains covenants that limit our ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  Our amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) August 25, 2007 or (b) our election (Conversion Date).  Currently the interest rate for the term loan is (a) the Base Rate (as defined in the credit agreement) plus 75 basis points or (b) the LIBOR Rate (as defined in the credit agreement) plus 275 basis points, or a combination of these rates at our election.  As of November 25, 2006, the interest rate for the term loan was equal to 8.125%.  Currently the interest rate for the revolving loan is (a) the Base Rate plus 50 basis points or (b) the LIBOR Rate plus 250 basis points, or a combination of these rates at our election.  As of November 25, 2006, the interest rate for the revolving loan was equal to 7.936%.  After the Conversion Date, the interest rate for the term loan and revolving loan will be determined by reference to a matrix of rates keyed to our funded debt to EBITDA (as defined in the credit agreement) ratio.

Our amended and restated credit facility imposes certain financial covenants.  From May 30, 2006 until the earlier of February 28, 2007 or the Conversion Date, we are required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After February 28, 2007 until the Conversion date, we are required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $60.0 million and (ii) maintain at all times a minimum Borrowing Base Availability of at least $25.0 million.  After the Conversion Date, we are required to maintain at all times a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, our annual net capital expenditures are limited to $50 million in each fiscal year.

Our amended and restated credit facility contains customary affirmative covenants, including furnishing financial statements, maintenance of insurance, conduct of business, maintenance of properties, and compliance with laws.  The facility also contains customary negative covenants, including covenants restricting our ability to pay certain distributions, incur additional indebtedness, merge with another entity, sell or dispose assets, and make investments or acquire assets, among other restrictions.

The following is a reconciliation of EBITDA to net loss for the specified periods (in thousands):

	13 weeks ended	13 weeks ended
	November 25, 2006	November 26, 2005

Net loss	$(23,848)	$(11,330)
Interest income	(196)	(81)
Interest expense	9,250	7,275
Depreciation and amortization	7,866	6,589
Income taxes	228	543
EBITDA(1)	$(6,700)	$2,996

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

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  As of November 25, 2006, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $1.2 million.  As of August 26, 2006, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $1.4 million.

                Foreign Operations.  Transactions denominated in a currency other than an entity's functional currency may expose that entity to currency risk.  Although we operate in international markets including Japan and South Korea, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

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

Our exposure to interest rate risk has not materially changed since August 26, 2006.

Item 4.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended November 25, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

                For information regarding legal proceedings, see Note 4, "Contingencies" to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Item 1A. Risk Factors

                The risk factors set forth in our Annual Report on Form 10-K for the year ended August 26, 2006 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                None.

Item 3. Defaults Upon Senior Securities

                None.

Item 4. Submission of Matters to a Vote of Security Holders

                None.

Item 5. Other Information

                The Company may purchase a portion of its outstanding Senior Notes from time to time in accordance with the limits imposed under the amended and restated senior credit facility.

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
19

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

Date: January 5, 2007

