Form 10-Q
period 2007-02-24
NATIONAL BEEF PACKING CO LLC
filed 2007-04-05
CIK 1273784

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☑

There is no market for the Registrant's equity.  As of March 31, 2007, there were 127,748,923 Class A units and 19,474,520 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	February 24, 2007
	(unaudited)	August 26, 2006
Assets
Current assets:
Cash and cash equivalents	$27,546	$32,686
Accounts receivable, less allowance for returns and doubtful accounts of $2,139 and $2,412, respectively	178,459	173,233
Due from affiliates	3,277	2,703
Other receivables	7,155	5,943
Inventories	150,032	145,009
Other current assets	20,892	20,171
Total current assets	387,361	379,745

Property, plant and equipment, at cost	352,240	331,271
Less accumulated depreciation	84,013	69,270
Net property, plant and equipment	268,227	262,001
Goodwill	79,542	79,411
Other intangibles, net of accumulated amortization of $6,245 and $5,276, respectively	29,503	30,562
Other assets	6,325	6,191
Total assets	$770,958	$757,910
Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$2,370	$2,370
Cattle purchases payable	60,440	58,320
Accounts payable - trade	59,023	54,393
Due to affiliates	414	371
Accrued compensation and benefits	12,075	23,806
Accrued insurance	14,170	17,651
Other accrued expenses and liabilities	9,078	10,854
Distributions payable	980	11,259
Total current liabilities	158,550	179,024
Long-term debt, excluding current installments	438,859	376,377
Other liabilities	2,845	2,961
Total liabilities	600,254	558,362
Minority interest	990	777
Capital subject to redemption	62,580	72,178
Members' capital:
Members' capital	107,074	126,540
Accumulated other comprehensive income	60	53
Total members' capital	107,134	126,593
Commitments and contingencies	-	-
Total liabilities and members' capital	$770,958	$757,910

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$1,313,319	$1,080,026	$2,586,344	$2,175,764
Costs and expenses:
Cost of sales	1,287,543	1,070,719	2,557,626	2,155,264
Selling, general and administrative	9,721	8,431	19,580	17,061
Depreciation and amortization	7,945	6,875	15,811	13,464
Total costs and expenses	1,305,209	1,086,025	2,593,017	2,185,789
Operating income (loss)	8,110	(5,999)	(6,673)	(10,025)
Other income (expense):
Interest income	174	102	370	183
Interest expense	(9,712)	(7,696)	(18,962)	(14,971)
Minority owners' interest in net income of Kansas City Steak, LLC	(300)	(54)	(352)	(68)
Equity in loss of aLF Ventures, LLC	(25)	(33)	(54)	(80)
Other, net	379	743	677	1,237
Loss before taxes	(1,374)	(12,937)	(24,994)	(23,724)
Income tax expense	(657)	(634)	(885)	(1,176)
Net loss	$(2,031)	$(13,571)	$(25,879)	$(24,900)

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	26 weeks ended	26 weeks ended
	February 24, 2007	February 25, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(25,879)	$(24,900)
Adjustments to reconcile net loss to net cash (used in)/ provided by operating activities:
Depreciation and amortization	15,811	13,464
Gain on disposal of property, plant and equipment	(5)	(41)
Minority interest	213	68
Change in assets and liabilities:
Accounts receivable	(5,226)	36,700
Due from affiliates	(574)	88
Other receivables	(2,460)	117
Inventories	(5,023)	(26,854)
Other assets	(896)	(2,993)
Cattle purchases payable	3,920	4,317
Accounts payable	(2,444)	847
Due to affiliates	43	(104)
Accrued compensation and benefits	(11,731)	(5,106)
Accrued insurance	(3,481)	(3,452)
Other accrued expenses and liabilities	(1,892)	7,868
Net cash (used in)/provided by operating activities	(39,624)	19

Cash flows from investing activities:
Capital expenditures, including interest capitalized	(21,200)	(15,673)
Acquisition of businesses, final purchase price adjustment	1,248	-
Acquisition of intangible assets	-	(613)
Proceeds from sale of property, plant and equipment	137	620
Net cash used in investing activities	(19,815)	(15,666)

Cash flows from financing activities:
Net receipts under revolving credit lines	71,022	13,000
Repayments of term note payable	(7,384)	-
Change in overdraft balances	5,274	1,841
Repayments of other indebtedness	(1,156)	(399)
Member distributions	(13,464)	(6,140)
Net cash provided by financing activities	54,292	8,302

Effect of exchange rate changes on cash	7	15
Net decrease in cash	(5,140)	(7,330)
Cash and cash equivalents at beginning of period	32,686	33,872
Cash and cash equivalents at end of period	$27,546	$26,542

Supplemental disclosures:
Cash paid during the period for interest	$20,388	$13,947
Cash paid during the period for taxes	690	132
Supplemental non-cash disclosure of investing activities:
Assets acquired through capital lease	-	4,342

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

(2) New Accounting Pronouncements

                In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, to address uncertainty in income taxes recognized in an enterprise's financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  NBP is in the initial stage of evaluating the impact FIN 48 may have, if any, on its Consolidated Financial Statements.

                In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  Traditionally there have been two widely recognized methods for quantifying the effects of financial statement misstatements:  the "roll-over" method and the "iron curtain" method.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements.  The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.  In SAB 108, the SEC staff established an approach that is commonly referred to as a "dual approach" as the SEC now requires quantification of errors under both the iron curtain and the roll-over methods.  SAB 108 was adopted by NBP during the first quarter of fiscal 2007.  The adoption of SAB 108 did not have any effect on NBP's financial position, net earnings or prior year financial statements.

                In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (SFAS 157), Fair Value Measurements.  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements.  SFAS 157 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date".  SFAS 157 will apply to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  NBP is currently evaluating the impact SFAS 157 may have, if any, on its Consolidated Financial Statements.

                In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities.  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 157 will apply to fiscal years beginning after November 15, 2007.  NBP is currently evaluating the impact SFAS 159 may have, if any, on its Consolidated Financial Statements.

(3) Inventories

Inventories at February 24, 2007 and August 26, 2006 consisted of the following (in thousands):

	February 24, 2007	August 26, 2006
Dressed and boxed beef	$120,879	$117,712
Beef by-products	16,599	15,180
Supplies	12,554	12,117
Total inventory	$150,032	$145,009

 (4) Comprehensive Loss

Comprehensive loss, which consists of net loss and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Net loss	$(2,031)	$(13,571)	$(25,879)	$(24,900)
Other comprehensive loss:
Foreign currency translation adjustments	(1)	14	7	15
Comprehensive loss	$(2,032)	$(13,557)	$(25,872)	$(24,885)

(5) Capital Subject to Redemption

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At February 24, 2007, the "Capital subject to redemption" was revalued by an independent appraisal process, and the value was determined to be $77.5 million, which was in excess of its carrying value.  Accordingly, the carrying value of the "Capital subject to redemption" increased by approximately $1.9 million through accretion during the thirteen weeks ended February 24, 2007, resulting in the $62.6 million carrying value, as reflected in the accompanying Consolidated Balance Sheet as of February 24, 2007.

(6) Contingencies

Schumacher v. Tyson Foods, et al.  On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleged that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also sought recovery against all defendants under a theory of unjust enrichment.  The case was certified as a class-action matter in June of 2004. The plaintiffs claimed damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs.  The claim is subject to reduction in an unknown amount by the number of class members who have opted out of the class.  Trial began March 31, 2006.  On April 13, 2006, the jury returned a verdict in favor of FNBPC but against the other defendants.  The court has not yet entered a final judgment or appealable order as to FNBPC and, until it does, the time for plaintiffs to file an appeal against FNBPC does not begin to run.  However, the court did enter a final order granting judgments against the other three defendants on the jury's verdict and those defendants have filed an appeal in the United States Court of Appeals for the Eighth Circuit.

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

Eliminations-this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Net sales:
Core beef	$1,305,862	$1,068,731	$2,577,006	$2,163,346
Other	59,844	52,837	114,261	103,281
Eliminations	(52,387)	(41,542)	(104,923)	(90,863)
Total net sales	$1,313,319	$1,080,026	$2,586,344	$2,175,764

Operating (loss) income:
Core beef	$5,095	$(7,729)	$(11,465)	$(13,388)
Other	3,015	1,730	4,792	3,363
Total operating (loss) income	8,110	(5,999)	(6,673)	(10,025)

Interest income	174	102	370	183
Interest expense	(9,712)	(7,696)	(18,962)	(14,971)
Other income, net	354	710	624	1,157
Minority interest	(300)	(54)	(353)	(68)
Total loss before taxes	$(1,374)	$(12,937)	$(24,994)	$(23,724)

	February 24, 2007	February 25, 2006
Assets:
Core beef	$734,708	$593,431
Other	29,117	33,423
Eliminations	7,133	20
Total assets	$770,958	$626,874

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

(9)  Subsequent Event

On March 21, 2007, the Company amended its credit facility to increase the available credit under the facility by $50.0 million.  As a result of this amendment, the Company's term loan was increased by $40.0 million to $202.6 million and the revolving line of credit was increased by $10.0 million to $170.0 million.  The related refinancing charges of $0.1 million are being amortized over the life of the loan.

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

Results of Operations

Thirteen weeks ended February 24, 2007 compared to thirteen weeks ended February 25, 2006

General.  Net loss for the thirteen weeks ended February 24, 2007 was $2.0 million compared to net loss of $13.6 million for the thirteen weeks ended February 25, 2006, a decreased loss of $11.6 million.  Sales were higher in the thirteen weeks ended February 24, 2007 compared to those of the prior period due to an increase in the number of cattle processed of approximately 24.9%, the majority of which came as a result of the acquisition of Brawley Beef, LLC during the fourth quarter of fiscal 2006.  Improved customer demand of beef products also contributed to higher sales for the current thirteen week period as compared to the same period of last year.

Total costs and expenses of $1,305.2 million and $1,086.0 million for the thirteen weeks ended February 24, 2007 and February 25, 2006, respectively, were 99.4% as a percent of sales for the thirteen weeks ended February 24, 2007 compared to 100.6% for the thirteen weeks ended February 25, 2006.  Higher plant capacity utilization and a small decline in cattle prices contributed to an improvement in gross margin resulting in an improvement in operating income of $14.1 million.

Net Sales.  Net sales were $1,313.3 million for the thirteen weeks ended February 24, 2007 compared to $1,080.0 million for the thirteen weeks ended February 25, 2006, an increase of $233.3 million, or 21.6%.  The increase in net sales resulted primarily from a 24.9% increase in the number of cattle processed, the majority of which came as a result of the acquisition of Brawley Beef, LLC, at average weights about 1.6% higher than the same period of last year.  Improved customer demand of beef products also contributed to the increase in net sales for the current thirteen week period as compared to the same period of last year.

                Cost of Sales.  Cost of sales was $1,287.5 million for the thirteen weeks ended February 24, 2007 compared to $1,070.7 million for the thirteen weeks ended February 25, 2006, an increase of $216.8 million, or 20.2%.  The increase resulted primarily from an increase in the number of live cattle purchased, mostly due to the acquisition of Brawley Beef, LLC, of approximately 24.9% and cattle weights approximately 1.6% higher, somewhat offset by an approximate 5.5% decrease in live cattle prices.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.7 million for the thirteen weeks ended February 24, 2007 compared to $8.4 million for the thirteen weeks ended February 25, 2006, an increase of $1.3 million, or 15.5%.  The increase primarily reflects an increase in payroll and related expenses of approximately $0.5 million, due mainly to increases in salaries, an increase in legal expense of approximately $0.3 million and an increase of approximately $0.2 million in advertising expense.  The acquisition of Brawley Beef, LLC on May 30, 2006 has contributed to the increased selling, general and administrative expenses incurred during the current thirteen week period as compared to the same period of last year.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $7.9 million for the thirteen weeks ended February 24, 2007 compared to $6.9 million for the thirteen weeks ended February 25, 2006, an increase of $1.0 million, or 14.5%.  The acquisition of Brawley Beef, LLC contributed significantly to the increase in depreciation expense for this period.  Depreciation expense also increased due to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the third and fourth quarters of fiscal year 2006 and the first and second quarters of fiscal year 2007.

Operating Income/Loss.  Operating income was $8.1 million for the thirteen weeks ended February 24, 2007 compared to an operating loss of $6.0 million for the thirteen weeks ended February 25, 2006, an increase of $14.1 million.  The increased operating income resulted primarily from improved customer demand of beef products during the second quarter of fiscal 2007 as compared to the same period of last year.

                Interest Expense.  Interest expense was $9.7 million for the thirteen weeks ended February 24, 2007 compared to $7.7 million for the thirteen weeks ended February 25, 2006, an increase of $2.0 million, or 26.0%.  The increase in interest expense was due primarily to an increase in the weighted average of variable rate debt of approximately $83.0 million for the thirteen weeks ended February 24, 2007, as compared to the same period in fiscal 2006, mostly as a result of the Brawley Beef, LLC acquisition.  Interest expense also increased due to higher interest rates on our variable rate debt, an increase of approximately 100 basis points, for the thirteen weeks February 24, 2007 as compared to the same period of last year.

                Other, net.  Other, net non-operating income was $0.4 million for the thirteen weeks ended February 24, 2007 compared to non-operating income of $0.7 million for the thirteen weeks ended February 25, 2006, a decrease of $0.3 million.  The thirteen weeks ended February 25, 2006 included $0.6 million in income received for a settlement of a lawsuit related to corrugated packaging materials.

                Income Tax Expense.  Income tax expense was $0.7 million for the thirteen weeks ended February 24, 2007 compared to income tax expense of $0.6 million for the thirteen weeks ended February 25, 2006, an increase in expense of $0.1 million.  Income tax expense increased due to more income recorded by National Carriers, Inc., which is organized as a C Corporation, in the current period compared to the same period last year.

Twenty-six weeks ended February 24, 2007 compared to twenty-six weeks ended February 25, 2006

General.  Net loss for the twenty-six weeks ended February 24, 2007 was $25.9 million compared to net loss of $24.9 million for the twenty-six weeks ended February 25, 2006, an increased loss of $1.0 million.  Sales and cost of sales were both higher in the twenty-six weeks ended February 24, 2007 than those of the prior year period primarily due to an increase in the number of cattle processed of approximately 18.5%, the majority of which was the result of the acquisition of Brawley Beef, LLC during the fourth quarter of fiscal 2006.

Total costs and expenses of $2,593.0 million and $2,185.8 million for the twenty-six weeks ended February 24, 2007 and February 25, 2006, respectively, were 100.3% as a percent of sales for the twenty-six weeks ended February 24, 2007 compared to 100.6% for the twenty-six weeks ended February 25, 2006.  Improved customer demand of beef products and greater plant capacity utilization contributed to a slight improvement in the gross margin for the current twenty-six week period as compared to the same period of last year.  The improvement experienced in gross margin was offset by increased interest expense as a result of increased borrowings at higher interest rates.

Net Sales.  Net sales were $2,586.3 million for the twenty-six weeks ended February 24, 2007 compared to $2,175.8 million for the twenty-six weeks ended February 25, 2006, an increase of $410.5 million, or 18.9%.  The increase resulted primarily from an increase of approximately 18.5% in the number of cattle processed, mostly due to the acquisition of Brawley Beef, LLC, in the twenty-six weeks ended February 24, 2007 at weights that averaged approximately 1.5% higher than the same period in the prior year.  Improved customer demand of beef products also contributed to the increase in net sales for the twenty-six week period ended February 24, 2007 as compared to the same period of last year.

Cost of Sales.  Cost of sales was $2,557.6 million for the twenty-six weeks ended February 24, 2007 compared to $2,155.3 million for the twenty-six weeks ended February 25, 2006, an increase of $402.3 million, or 18.7%.  The increase resulted primarily from an increase in the number of cattle purchased, mostly due to the acquisition of Brawley Beef, LLC, of approximately 18.5% during this twenty-six week period of 2007 at average cattle weights approximately 1.5% higher, which was offset by an approximate 1.7% decrease in live cattle prices as compared to the same period of 2006.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $19.6 million for the twenty-six weeks ended February 24, 2007 compared to $17.1 million for the twenty-six weeks ended February 25, 2006, an increase of $2.5 million, or 14.6%.  The increase for this period is primarily due to an increase in payroll and benefit expenses of approximately $1.0 million, an increase in advertising expense of approximately $0.4 million, an approximate $0.3 million increase in bad debt expense, and an increase in travel and related expenses of approximately $0.3 million.  The acquisition of Brawley Beef, LLC on May 30, 2006 has contributed to the increased selling, general and administrative expenses incurred during the current twenty-six week period as compared to the same period of last year.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $15.8 million for the twenty-six weeks ended February 24, 2007 compared to $13.5 million for the twenty-six weeks ended February 25, 2006, an increase of $2.3 million, or 17.0%.  The addition of the Brawley plant contributed significantly to the increase in depreciation expense for this twenty-six week period as compared to the same period of last year.  Depreciation expense also increased due to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the third and fourth quarters of fiscal year 2006 and the first and second quarters of fiscal year 2007.

Operating Loss.  Operating loss was $6.7 million for the twenty-six weeks ended February 24, 2007 compared to operating loss of $10.0 million for the twenty-six weeks ended February 25, 2006, a decreased loss of $3.3 million.  The improvement in the current twenty-six week period resulted primarily from improved customer demand of beef products as compared to the same period of last year.

                Interest Expense.  Interest expense was $19.0 million for the twenty-six weeks ended February 24, 2007 compared to $15.0 million for the twenty-six weeks ended February 25, 2006, an increase of $4.0 million, or 26.7%.  The increase was due primarily to an increase in the weighted average of variable rate debt of approximately $73.6 million, mostly as a result of the Brawley Beef, LLC acquisition, for the twenty-six weeks ended February 24, 2007, as compared to the same period in fiscal 2006.  Interest expense also increased due to higher interest rates on our variable rate debt, an increase of approximately 125 basis points, in the first twenty-six weeks of fiscal 2007 as compared to the same period of last year.

                Other, net.  Other, net non-operating income was $0.7 million for the twenty-six weeks ended February 24, 2007 compared to non-operating income of $1.2 million for the twenty-six weeks ended February 25, 2006, a decrease of $0.5 million.  The twenty-six weeks ended February 25, 2006 included $0.6 million in income we received for a settlement of a lawsuit related to corrugated packaging materials.

                Income Tax Expense.  Income tax expense was $0.9 million for the twenty-six weeks ended February 24, 2007 compared to $1.2 million for the twenty-six weeks ended February 25, 2006, a decrease of $0.3 million, or 25.0%.  Income tax expense is recorded on income from National Carriers, Inc., which is organized as a C Corporation.

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

Eliminations-this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006
Net sales:
Core beef	$1,305,862	$1,068,731	$2,577,006	$2,163,346
Other	59,844	52,837	114,261	103,281
Eliminations	(52,387)	(41,542)	(104,923)	(90,863)
Total net sales	$1,313,319	$1,080,026	$2,586,344	$2,175,764

Operating (loss) income:
Core beef	$5,095	$(7,729)	$(11,465)	$(13,388)
Other	3,015	1,730	4,792	3,363
Total operating (loss) income	8,110	(5,999)	(6,673)	(10,025)

Interest income	174	102	370	183
Interest expense	(9,712)	(7,696)	(18,962)	(14,971)
Other income, net	354	710	624	1,157
Minority interest	(300)	(54)	(353)	(68)
Total loss before taxes	$(1,374)	$(12,937)	$(24,994)	$(23,724)

	February 24, 2007	February 25, 2006
Assets:
Core beef	$734,708	$593,431
Other	29,117	33,423
Eliminations	7,133	20
Total assets	$770,958	$626,874

Thirteen weeks ended February 24, 2007 compared to thirteen weeks ended February 25, 2006

Core Beef

Net Sales.  Net sales for Core Beef were $1,305.9 million for the thirteen weeks ended February 24, 2007 compared to $1,068.7 million for the thirteen weeks ended February 25, 2006, an increase of $237.2 million, or 22.2%.  The increase resulted primarily from a 24.9% increase in the number of cattle processed, the majority of which came as a result of the acquisition of Brawley Beef, LLC, at average weights about 1.6% higher than the same period of last year.

Operating Loss.  Operating income for Core Beef was $5.1 million for the thirteen weeks ended February 24, 2007 compared to an operating loss of $7.7 million for the thirteen weeks ended February 25, 2006, an improvement of $12.8 million.  The increased operating income resulted primarily from improved customer demand of beef products as well as greater plant capacity utilization.

Other

                Net Sales.  Net sales for Other were $59.8 million for the thirteen weeks ended February 24, 2007 compared to $52.8 million for the thirteen weeks ended February 25, 2006, an increase of $7.0 million, or 13.3%.  The increase was primarily due to increases in sales in our portion control beef facility and also to market conditions in the transportation industry where freight capacity continues to exceed truck availability.

                Operating Income.  Operating income for Other was $3.0 million for the thirteen weeks ended February 24, 2007 compared to $1.7 million for the thirteen weeks ended February 25, 2006, an increase of $1.3 million, or 76.5%.  The increase was due primarily to improved operating income of our portion control beef facility.

Twenty-six weeks ended February 24, 2007 compared to twenty-six weeks ended February 25, 2006

Core Beef

Net Sales.  Net sales for Core Beef were $2,577.0 million for the twenty-six weeks ended February 24, 2007 compared to $2,163.3 million for the twenty-six weeks ended February 25, 2006, an increase of $413.7 million, or 19.1%.  The increase resulted primarily from an increase of approximately 18.5% in the number of cattle processed, the majority of which came as a result of the acquisition of Brawley Beef, LLC,  in the twenty-six weeks ended February 24, 2007 at weights that averaged approximately 1.5% higher than the same period in the prior year.  Improved customer demand of beef products contributed to the increase in net sales in the current period.

Operating Loss.  Operating loss for Core Beef was $11.5 million for the twenty-six weeks ended February 24, 2007 compared to operating loss of $13.4 million for the twenty-six weeks ended February 25, 2006, a decreased loss of $1.9 million.  The improvement resulted primarily from improved market conditions in the beef industry and greater plant capacity utilization.

Other

                Net Sales.  Net sales for Other were $114.3 million for the twenty-six weeks ended February 24, 2007 compared to $103.3 million for the twenty-six weeks ended February 25, 2006, an increase of $11.0 million, or 10.6%.  The increase was primarily due to increases in sales in our portion control beef facility.

                Operating Income.  Operating income for Other was $4.8 million for the twenty-six weeks ended February 24, 2007 compared to $3.4 million for the twenty-six weeks ended February 25, 2006, an increase of $1.4 million.  The increase was due primarily to improved operating income in our portion control beef facility.

Liquidity and Capital Resources

As of February 24, 2007, we had net working capital of $228.8 million, which included $1.0 million in distributions payable, and cash and cash equivalents of $27.5 million, including $4.1 million restricted to IRB approved expenditures. As of August 26, 2006, we had net working capital of $200.7 million, which included $11.3 million in distributions payable, and cash and cash equivalents of $32.7 million, including $4.0 million restricted to IRB approved expenditures. Our primary sources of liquidity are cash flows from operations and available borrowings under our amended and restated credit facility.

As of February 24, 2007, we had $441.2 million of long-term debt, of which $2.4 million was classified as a current liability. As of February 24, 2007, our amended and restated credit facility consisted of a $162.6 million term loan and a $160.0 million revolving line of credit loan, which had outstanding borrowings of $89.9 million, outstanding letters of credit of $56.2 million and available borrowings of $13.9 million, based on the most restrictive financial covenant calculations.  On March 21, 2007, we amended our credit facility to increase the available credit under the facility by $50.0 million, $40.0 million of which was added to the term loan and the remaining $10.0 million under our revolving line of credit.  Had this amendment been in place on February 24, 2007, our available borrowings based on the most restrictive financial covenant calculations would have been $63.9 million.  Cash flow from operations and borrowings under our amended and restated credit facility have funded our working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our amended and restated credit facility as of February 24, 2007.

In addition to outstanding borrowings under our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $160.0 million and a capital lease and other obligations of $8.0 million as of February 24, 2007.

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

Operating Activities

                Net cash used in operating activities in the twenty-six weeks ended February 24, 2007 was $39.6 million compared to net cash provided by operating activities of $0.02 million in the twenty-six weeks ended February 25, 2006. The increase in net cash used in operating activities was primarily due to an increase in working capital requirements in the current period resulting from the acquisition of the Brawley plant, higher beef inventory volumes and higher accounts receivable balances combined with a larger net loss in the current year compared to the same period last year.

Investing Activities

Net cash used in investing activities was $19.8 million in the twenty-six weeks ended February 24, 2007 compared to $15.7 million in the twenty-six weeks ended February 25, 2006.  This increase in cash used was primarily attributable to an increase in expenditures for property, plant and equipment related to improving operating efficiencies, primarily at our Liberal and Dodge City facilities in the current year.

Financing Activities

                Net cash provided by financing activities was $54.3 million in the twenty-six weeks ended February 24, 2007 compared to $8.3 million in the twenty-six weeks ended February 25, 2006.  The change was primarily attributed to a $58.0 million difference in revolving credit borrowings, partially offset by $7.4 million in repayments of our term note and an increase of $7.3 million paid as member distributions in the twenty-six week change of fiscal 2007 as compared to the twenty-six week change in fiscal 2006.

Amended and Restated Senior Credit Facility

Effective June 1, 2006, we amended and restated our existing senior credit facility with a consortium of banks consisting of a $170.0 million term loan that matures in May 2016 and a $160.0 million revolving line of credit loan that matures in May 2011 that is subject to certain borrowing base limitations.   Our term loan contains a provision whereby a portion of annual unallocated cash flow proceeds will be used to pay down certain outstanding borrowings under the facility.  In December 2006, this amount was calculated to be $7.4 million, and accordingly, this amount was used to reduce the amount outstanding under the term loan.  On March 21, 2007, we amended our credit facility to increase the available credit under the facility by $50.0 million.  Our term loan was increased by $40.0 million to $202.6 million and the revolving line of credit was increased by $10.0 million to $170.0 million.

The borrowings under the revolving loan are available for our working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  Our amended and restated credit facility is secured by a first priority lien on substantially all of our assets.  The principal amount outstanding under the term loan is payable in semi-annual installments on the last business day of each June and December commencing June 30, 2011 in equal installments of approximately $3.5 million, with any and all remaining principal outstanding being due and payable on the maturity date.  Prepayment is allowed at any time.

Our amended and restated credit facility contains covenants that limit our ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  Our amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) August 25, 2007 or (b) our election (Conversion Date).  Currently the interest rate for the term loan is (a) the Base Rate (as defined in the credit agreement) plus 75 basis points or (b) the LIBOR Rate (as defined in the credit agreement) plus 275 basis points, or a combination of these rates at our election.  As of February 24, 2007, the interest rate for the term loan was equal to 8.125%.  Currently the interest rate for the revolving loan is (a) the Base Rate plus 50 basis points or (b) the LIBOR Rate plus 250 basis points, or a combination of these rates at our election.  As of February 24, 2007, the interest rate for the revolving loan was equal to 8.117%.  After the Conversion Date, the interest rate for the term loan and revolving loan will be determined by reference to a matrix of rates keyed to our funded debt to EBITDA (as defined in the credit agreement) ratio.

Our amended and restated credit facility imposes certain financial covenants.  From May 30, 2006 until February 28, 2007 we were required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $50.0 million and (ii) maintain at all times a minimum Borrowing Base Availability (as defined in the credit agreement) of at least $25.0 million.  After February 28, 2007 until the Conversion date, we are required to (i) have as of the end of each fiscal quarter a minimum four-quarter rolling EBITDA of $60.0 million and (ii) maintain at all times a minimum Borrowing Base Availability of at least $25.0 million.  After the Conversion Date, we are required to maintain at all times a specified maximum funded debt to EBITDA ratio, a maximum senior secured funded debt to EBITDA ratio, a minimum four-quarter rolling EBITDA and a minimum four-quarter rolling debt service coverage ratio.  In addition, our annual net capital expenditures are limited to $50 million in each fiscal year.

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

The following is a reconciliation of EBITDA to net loss for the specified periods (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 24, 2007	February 25, 2006	February 24, 2007	February 25, 2006

Net loss	$(2,031)	$(13,571)	$(25,879)	$(24,900)
Interest income	(174)	(102)	(370)	(183)
Interest expense	9,712	7,696	18,962	14,971
Depreciation and amortization	7,945	6,875	15,811	13,464
Income taxes	657	634	885	1,176
EBITDA(1)	$16,109	$1,532	$9,409	$4,528

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

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  As of February 24, 2007, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $0.5 million.  As of August 26, 2006, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $1.4 million.

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

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended February 24, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

                For information regarding legal proceedings, see Note 6, "Contingencies" to our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

                The risk factors set forth in our Annual Report on Form 10-K for the year ended August 26, 2006 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

                None.

Item 3. Defaults Upon Senior Securities.

                None.

Item 4. Submission of Matters to a Vote of Security Holders.

                None.

Item 5. Other Information.

                The Company may purchase a portion of its outstanding Senior Notes from time to time in accordance with the limits imposed under its senior credit facility.

Item 6. Exhibits.

(A)	Exhibits

10.1

First Amendment to the Fifth Amended and Restated Credit Agreement dated as of March 21, 2007 by and among the Company and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 27, 2007).

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

Date: April 5, 2007

