Form 10-Q
period 2007-05-26
NATIONAL BEEF PACKING CO LLC
filed 2007-07-10
CIK 1273784

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 26, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐           Accelerated Filer ☐             Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

There is no market for the Registrant’s equity.  As of June 30, 2007, there were 127,748,923 Class A units and 19,474,520 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “National Beef,” “NBP,” “Company,” “we,” “our,” and “us” refer to National Beef Packing Company, LLC and its consolidated subsidiaries.  As used in this report, the term “U.S. Premium Beef” or “USPB” refers to U.S. Premium Beef, LLC, a Delaware limited liability company, formerly U.S. Premium Beef, Ltd., a Kansas cooperative, which owns a majority interest in National Beef.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	May 26, 2007
	(unaudited)	August 26, 2006
Assets
Current assets:
Cash and cash equivalents	$31,525	$32,686
Accounts receivable, less allowance for returns and doubtful accounts of $2,161 and $2,412, respectively	191,230	173,233
Due from affiliates	3,888	2,703
Other receivables	7,596	5,943
Inventories	175,707	145,009
Other current assets	9,496	20,171
Total current assets	419,442	379,745

Property, plant and equipment, at cost	361,619	331,271
Less accumulated depreciation	91,506	69,270
Net property, plant and equipment	270,113	262,001
Goodwill	79,542	79,411
Other intangibles, net of accumulated amortization of $6,730 and $5,276, respectively	29,082	30,562
Other assets	6,040	6,191
Total assets	$804,219	$757,910
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$2,374	$2,370
Cattle purchases payable	67,238	58,320
Accounts payable – trade	58,607	54,393
Due to affiliates	383	371
Accrued compensation and benefits	13,229	23,806
Accrued insurance	12,744	17,651
Other accrued expenses and liabilities	13,433	10,854
Distributions payable	6,429	11,259
Total current liabilities	174,437	179,024
Long-term debt, excluding current installments	449,880	376,377
Other liabilities	2,765	2,961
Total liabilities	627,082	558,362
Minority interest	901	777
Capital subject to redemption	66,381	72,178
Members’ capital:
Members’ capital	109,793	126,540
Accumulated other comprehensive income	62	53
Total members’ capital	109,855	126,593
Commitments and contingencies	-	-
Total liabilities and members’ capital	$804,219	$757,910

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$1,479,676	$1,134,514	$4,066,020	$3,310,278
Costs and expenses:
Cost of sales	1,436,361	1,085,946	3,993,987	3,241,210
Selling, general and administrative	11,517	8,926	31,097	25,987
Depreciation and amortization	8,245	7,091	24,056	20,555
Total costs and expenses	1,456,123	1,101,963	4,049,140	3,287,752
Operating income	23,553	32,551	16,880	22,526
Other income/(expense):
Interest income	136	106	506	288
Interest expense	(10,543)	(7,938)	(29,505)	(22,909)
Minority owners' interest in net loss/(income) of Kansas City Steak, LLC	90	(52)	(262)	(120)
Equity in loss of aLF Ventures, LLC	(23)	(39)	(77)	(119)
Other, net	884	686	1,561	1,923
Income/(loss) before taxes	14,097	25,314	(10,897)	1,589
Income tax expense/(benefit)	536	(128)	1,421	1,048
Net income/(loss)	$13,561	$25,442	$(12,318)	$541

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	39 weeks ended	39 weeks ended
	May 26, 2007	May 27, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss)/income	$(12,318)	$541
Adjustments to reconcile net (loss)/income to net cash (used in)/ provided by operating activities:
Depreciation and amortization	24,056	20,555
Gain on disposal of property, plant and equipment	(137)	(138)
Minority interest	124	(16)
Change in assets and liabilities:
Accounts receivable	(17,997)	17,535
Due from affiliates	(1,185)	1,204
Other receivables	(2,901)	(668)
Inventories	(30,698)	(29,601)
Other assets	10,722	(951)
Cattle purchases payable	1,853	2,804
Accounts payable	(1,602)	1,297
Due to affiliates	12	29
Accrued compensation and benefits	(10,577)	(1,419)
Accrued insurance	(4,907)	(1,751)
Other accrued expenses and liabilities	2,383	7,441
Net cash (used in)/provided by operating activities	(43,172)	16,862

Cash flows from investing activities:
Capital expenditures, including interest capitalized	(30,959)	(22,758)
Acquisition of businesses, final purchase price adjustment	1,248	-
Acquisition of intangible assets	-	(675)
Proceeds from sale of property, plant and equipment	381	832
Net cash used in investing activities	(29,330)	(22,601)

Cash flows from financing activities:
Net receipts under revolving credit lines	42,854	7,274
Repayments of term note payable	(7,384)	-
Borrowings under term note payable	40,000	-
Change in overdraft balances	12,881	1,814
Net repayments of other indebtedness	(1,963)	(764)
Member distributions	(15,056)	(7,653)
Net cash provided by financing activities	71,332	671

Effect of exchange rate changes on cash	9	19
Net decrease in cash	(1,161)	(5,049)
Cash and cash equivalents at beginning of period	32,686	33,872
Cash and cash equivalents at end of period	$31,525	$28,823

Supplemental disclosures:
Cash paid during the period for interest	$25,125	$17,295
Cash paid during the period for taxes	734	137
Supplemental non-cash disclosure of investing activities:
Assets acquired through capital lease	49	8,697

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in NBP’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 26, 2006.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

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

(2) New Accounting Pronouncements

                In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, to address uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  NBP is evaluating the impact FIN 48 may have, if any, on its Consolidated Financial Statements.

                In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  Traditionally there have been two widely recognized methods for quantifying the effects of financial statement misstatements:  the “roll-over” method and the “iron-curtain” method.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements.  The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.  In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” as the SEC now requires quantification of errors under both the iron-curtain and the roll-over methods.  SAB 108 was adopted by NBP during the first quarter of fiscal 2007.  The adoption of SAB 108 did not have any effect on NBP’s financial position, net earnings or prior year financial statements.

                In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (SFAS 157), Fair Value Measurements.  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  SFAS 157 will apply to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  NBP is currently evaluating the impact SFAS 157 may have, if any, on its Consolidated Financial Statements.

                In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities.  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 will apply to fiscal years beginning after November 15, 2007.  NBP is currently evaluating the impact SFAS 159 may have, if any, on its Consolidated Financial Statements.

(3) Inventories

Inventories at May 26, 2007 and August 26, 2006 consisted of the following (in thousands):

	May 26, 2007	August 26, 2006
Dressed and boxed beef	$137,857	$117,712
Beef by-products	24,696	15,180
Supplies	13,154	12,117
Total inventory	$175,707	$145,009

 (4) Comprehensive Income/(Loss)

Comprehensive income/(loss), which consists of net income/(loss) and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Net income/(loss)	$13,561	$25,442	$(12,318)	$541
Other comprehensive income:
Foreign currency translation adjustments	2	4	9	19
Comprehensive income/(loss)	$13,563	$25,446	$(12,309)	$560

(5) Capital Subject to Redemption

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At May 26, 2007, the “Capital subject to redemption” was revalued by an independent appraisal process, and the value was determined to be $72.1 million, which was in excess of its carrying value.  Accordingly, the carrying value of the “Capital subject to redemption” increased by approximately $0.9 million through accretion during the thirteen weeks ended May 26, 2007, resulting in the $66.4 million carrying value, as reflected in the accompanying Consolidated Balance Sheet as of May 26, 2007.

(6) Contingencies

Schumacher v. Tyson Foods, et al.  On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleged that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also sought recovery against all defendants under a theory of unjust enrichment.  The case was certified as a class-action matter in June of 2004. The plaintiffs claimed damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys’ fees and court costs.  The claim is subject to reduction in an unknown amount by the number of class members who have opted out of the class.  Trial began March 31, 2006.  On April 13, 2006, the jury returned a verdict in favor of FNBPC but against the other defendants.  The court has not yet entered a final judgment or appealable order as to FNBPC and, until it does, the time for plaintiffs to file an appeal against FNBPC does not begin to run.  However, the court did enter a final order granting judgments against the other three defendants on the jury’s verdict and those defendants have filed an appeal in the United States Court of Appeals for the Eighth Circuit.

                The Company’s wholly owned subsidiary, National Carriers, Inc., has various independent contractor drivers who are involved in accidents from time to time, which in the aggregate, could result in a material liability for the Company.

NBP is also a party to a number of lawsuits and claims arising out of the operation of our business. Management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

(7)  Segments

The Company’s operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker (CODM).  Segment profit is measured as operating income for NBP’s two reporting segments, Core Beef and Other, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Net sales:
Core beef	$1,480,266	$1,127,652	$4,057,271	$3,290,998
Other	55,390	52,034	169,651	155,315
Eliminations	(55,980)	(45,172)	(160,902)	(136,035)
Total net sales	$1,479,676	$1,134,514	$4,066,020	$3,310,278

Operating income:
Core beef	$21,705	$32,627	$10,240	$19,240
Other	1,848	(76)	6,640	3,286
Total operating income	23,553	32,551	16,880	22,526

Interest income	136	106	506	288
Interest expense	(10,543)	(7,938)	(29,505)	(22,909)
Other income, net	861	647	1,484	1,804
Minority interest	90	(52)	(262)	(120)
Total income/(loss) before taxes	$14,097	$25,314	$(10,897)	$1,589

	May 26, 2007	May 27, 2006
Assets:
Core beef	$774,311	$617,077
Other	30,314	36,233
Eliminations	(406)	(320)
Total assets	$804,219	$652,990

(8)  United States BSE Outbreak

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for bovine spongiform encephalopathy (BSE).  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP’s export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head realized by the U.S. beef packing industry.

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

NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company’s revenues and net income.

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

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review the “Risk Factors” in “Item 1. Business” of NBP’s Annual Report for the year ended August 26, 2006 on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

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

Recent Developments

On December 23, 2003, it was announced by the United States Department of Agriculture (USDA) that a single Holstein dairy cow was discovered in the state of Washington to have tested positive for bovine spongiform encephalopathy (BSE).  The origin of the animal was subsequently traced to a farm in Canada.  Shortly after the announcement, several countries, including Japan, representing a substantial share of NBP’s export business, closed their borders to the importation of edible beef products from the United States.  Certain by-products have been classified as Specified Risk Materials (SRMs), and have been banned from use in feedstocks and the human food chain. Some of these products previously enjoyed a market in foreign countries.  The closure of most foreign markets to U.S. beef following the discovery of this cow in Washington state, and lack of alternative U.S. markets for many products which previously were exported, negatively impacted the revenue per head realized by the U.S. beef packing industry.

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

NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company’s revenues and net income.

Results of Operations

Thirteen weeks ended May 26, 2007 compared to thirteen weeks ended May 27, 2006

General.  Net income for the thirteen weeks ended May 26, 2007 was $13.6 million compared to $25.4 million for the thirteen weeks ended May 27, 2006, a decrease of $11.8 million.  Sales were higher in the thirteen weeks ended May 26, 2007 compared to those of the prior period due to an increase in the number of cattle processed of approximately 20.4%, of which 15.2% came as a result of the acquisition of Brawley Beef, LLC during the fourth quarter of fiscal 2006.

Total costs and expenses of $1,456.1 million and $1,102.0 million for the thirteen weeks ended May 26, 2007 and May 27, 2006, respectively, were 98.4% as a percent of sales for the thirteen weeks ended May 26, 2007 compared to 97.1% for the thirteen weeks ended May 27, 2006.  Higher live cattle prices by approximately 15.6% put pressure on gross margins resulting in less operating income of $9.0 million for this thirteen week period of fiscal 2007 as compared to the same period of last year.

Net Sales.  Net sales were $1,479.7 million for the thirteen weeks ended May 26, 2007 compared to $1,134.5 million for the thirteen weeks ended May 27, 2006, an increase of $345.2 million, or 30.4%.  The increase in net sales resulted primarily from a 20.4% increase in the number of cattle processed, of which 15.2% was due to the acquisition of Brawley Beef, LLC, at average weights equal to the same period of last year.

                Cost of Sales.  Cost of sales was $1,436.4 million for the thirteen weeks ended May 26, 2007 compared to $1,085.9 million for the thirteen weeks ended May 27, 2006, an increase of $350.5 million, or 32.3%.  The increase resulted primarily from an increase of approximately 20.4% in the number of live cattle purchased, of which approximately 15.2% came as a result of the acquisition of Brawley Beef, LLC, and an approximate 15.6% increase in live cattle prices.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $11.5 million for the thirteen weeks ended May 26, 2007 compared to $8.9 million for the thirteen weeks ended May 27, 2006, an increase of $2.6 million, or 29.2%.  The increase primarily reflects an increase in payroll and related expenses of approximately $1.2 million, an increase in legal expense of approximately $0.6 million associated mostly with acquisition due diligence expenses, an increase of approximately $0.4 million in bad debt expense, and an approximate $0.2 million increase in repairs and maintenance.  The acquisition of Brawley Beef, LLC on May 30, 2006 has contributed to the increased selling, general and administrative expenses incurred during the current thirteen week period as compared to the same period of last year.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $8.2 million for the thirteen weeks ended May 26, 2007 compared to $7.1 million for the thirteen weeks ended May 27, 2006, an increase of $1.1 million, or 15.5%.  The acquisition of Brawley Beef, LLC contributed $0.6 million to the increase in depreciation expense for this period.  Depreciation expense also increased due to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the fourth quarter of fiscal year 2006 and the first, second and third quarters of fiscal year 2007.

Operating Income/Loss.  Operating income was $23.6 million for the thirteen weeks ended May 26, 2007 compared to $32.6 million for the thirteen weeks ended May 27, 2006, a decrease of $9.0 million.  The lower operating income resulted primarily from higher live cattle prices during the third quarter of fiscal 2007 as compared to the same period of last year without similar increases in the selling prices of beef products.

                Interest Expense.  Interest expense was $10.5 million for the thirteen weeks ended May 26, 2007 compared to $7.9 million for the thirteen weeks ended May 27, 2006, an increase of $2.6 million, or 32.9%.  The increase in interest expense was due primarily to an increase in the weighted average amounts outstanding of variable rate debt of approximately $111.6 million for the thirteen weeks ended May 26, 2007, as compared to the same period in fiscal 2006, mostly as a result of the Brawley Beef, LLC acquisition.  Interest expense also increased due to higher interest rates on our variable rate debt, an increase of approximately 64 basis points, for the thirteen weeks May 26, 2007 as compared to the same period of last year.

                Other, net.  Other, net non-operating income was $0.9 million for the thirteen weeks ended May 26, 2007 compared to $0.7 million for the thirteen weeks ended May 27, 2006, an increase of $0.2 million.

                Income Tax Expense/Benefit.  Income tax expense was $0.5 million for the thirteen weeks ended May 26, 2007 compared to an income tax benefit of $0.1 million for the thirteen weeks ended May 27, 2006, an increase in expense of $0.6 million.  Income tax expense increased due to more income recorded by National Carriers, Inc., which is organized as a C Corporation, in the current period compared to the same period last year.

Thirty-nine weeks ended May 26, 2007 compared to thirty-nine weeks ended May 27, 2006

General.  Net loss for the thirty-nine weeks ended May 26, 2007 was $12.3 million compared to net income of $0.5 million for the thirty-nine weeks ended May 27, 2006, a decrease of $12.8 million.  Sales and cost of sales were both higher in the thirty-nine weeks ended May 26, 2007 than those of the prior year period primarily due to an increase of approximately 19.2% in the number of cattle processed, of which approximately 12.6% came as a result of the acquisition of Brawley Beef, LLC during the fourth quarter of fiscal 2006.

Total costs and expenses of $4,049.1 million and $3,287.8 million for the thirty-nine weeks ended May 26, 2007 and May 27, 2006, respectively, were 99.6% as a percent of sales for the thirty-nine weeks ended May 26, 2007 compared to 99.3% for the thirty-nine weeks ended May 27, 2006.  Higher live cattle prices put pressure on the gross margin for the current thirty-nine week period as compared to the same period of last year.  In addition, interest expense increased as a result of increased borrowings at higher interest rates.

Net Sales.  Net sales were $4,066.0 million for the thirty-nine weeks ended May 26, 2007 compared to $3,310.3 million for the thirty-nine weeks ended May 27, 2006, an increase of $755.7 million, or 22.8%.  The increase resulted primarily from an increase of approximately 19.2% in the number of cattle processed, of which approximately 12.6% came as a result of the acquisition of Brawley Beef, LLC, in the thirty-nine weeks ended May 26, 2007 at weights that averaged approximately 1.1% higher than the same period in the prior year.  Improved customer demand of beef products also contributed to the increase in net sales for the thirty-nine week period ended May 26, 2007 as compared to the same period of last year.

                Cost of Sales.  Cost of sales was $3,994.0 million for the thirty-nine weeks ended May 26, 2007 compared to $3,241.2 million for the thirty-nine weeks ended May 27, 2006, an increase of $752.8 million, or 23.2%.  The increase resulted primarily from an increase in the number of cattle purchased of approximately 19.2%, of which 12.6% was due to the acquisition of Brawley Beef, LLC, during this thirty-nine week period of 2007 at average cattle weights approximately 1.1% higher, and an approximate 3.8% increase in live cattle prices as compared to the same period of 2006.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $31.1 million for the thirty-nine weeks ended May 26, 2007 compared to $26.0 million for the thirty-nine weeks ended May 27, 2006, an increase of $5.1 million, or 19.6%.  The increase for this period is primarily due to an increase in payroll and benefit expenses of approximately $2.3 million, an increase in advertising expense of approximately $0.5 million, an approximate $0.7 million increase in bad debt expense, an increase in legal fees of approximately $0.7 million associated mostly with acquisition due diligence expenses, and an approximate $0.3 million increase in repairs and maintenance.  The acquisition of Brawley Beef, LLC on May 30, 2006 has contributed to the increased selling, general and administrative expenses incurred during the current thirty-nine week period as compared to the same period of last year.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were $24.1 million for the thirty-nine weeks ended May 26, 2007 compared to $20.6 million for the thirty-nine weeks ended May 27, 2006, an increase of $3.5 million, or 17.0%.  The addition of the Brawley plant contributed $1.8 million to the increase in depreciation expense for this thirty-nine week period as compared to the same period of last year.  Depreciation expense also increased due to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the fourth quarter of fiscal year 2006 and the first, second and third quarters of fiscal year 2007.

Operating Income.  Operating income was $16.9 million for the thirty-nine weeks ended May 26, 2007 compared to $22.5 million for the thirty-nine weeks ended May 27, 2006, a decrease of $5.6 million.  The decline in operating income during the current thirty-nine week period resulted primarily from higher live cattle prices as compared to the same period of last year without similar increases in the selling price of beef products.

                Interest Expense.  Interest expense was $29.5 million for the thirty-nine weeks ended May 26, 2007 compared to $22.9 million for the thirty-nine weeks ended May 27, 2006, an increase of $6.6 million, or 28.8%.  The increase was due primarily to an increase in the weighted average amounts outstanding of variable rate debt of approximately $81.8 million, mostly as a result of the Brawley Beef, LLC acquisition, for the thirty-nine weeks ended May 26, 2007, as compared to the same period in fiscal 2006.  Interest expense also increased due to higher interest rates on our variable rate debt, an increase of approximately 105 basis points, during the thirty-nine weeks of fiscal 2007 as compared to the same period of last year.

                Other, net.  Other, net non-operating income was $1.6 million for the thirty-nine weeks ended May 26, 2007 compared to non-operating income of $1.9 million for the thirty-nine weeks ended May 27, 2006, a decrease of $0.3 million.  The thirty-nine weeks ended May 27, 2006 included $0.6 million in income resulting from the settlement of a lawsuit related to corrugated packaging materials.

                Income Tax Expense/Benefit.  Income tax expense was $1.4 million for the thirty-nine weeks ended May 26, 2007 compared to $1.0 million for the thirty-nine weeks ended May 27, 2006, an increase of $0.4 million, or 40.0%.  Income tax expense is recorded on income from National Carriers, Inc., which is organized as a C Corporation.

Segment Results

Our operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker (CODM).  Segment profit is measured as operating income for our two reporting segments, Core Beef and Other, based on the definitions provided in Statement of Financial Accounting Standard (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Net sales:
Core beef	$1,480,266	$1,127,652	$4,057,271	$3,290,998
Other	55,390	52,034	169,651	155,315
Eliminations	(55,980)	(45,172)	(160,902)	(136,035)
Total net sales	$1,479,676	$1,134,514	$4,066,020	$3,310,278

Operating income/(loss):
Core beef	$21,705	$32,627	$10,240	$19,240
Other	1,848	(76)	6,640	3,286
Total operating Income	23,553	32,551	16,880	22,526

Interest income	136	106	506	288
Interest expense	(10,543)	(7,938)	(29,505)	(22,909)
Other income, net	861	647	1,484	1,804
Minority interest	90	(52)	(262)	(120)
Total income/(loss) before taxes	$14,097	$25,314	$(10,897)	$1,589

	May 26, 2007	May 27, 2006
Assets:
Core beef	$774,311	$617,077
Other	30,314	36,233
Eliminations	(406)	(320)
Total assets	$804,219	$652,990

Thirteen weeks ended May 26, 2007 compared to thirteen weeks ended May 27, 2006

Core Beef

Net Sales.  Net sales for Core Beef were $1,480.3 million for the thirteen weeks ended May 26, 2007 compared to $1,127.7 million for the thirteen weeks ended May 27, 2006, an increase of $352.6 million, or 31.3%.  The increase resulted primarily from an approximate 20.4% increase in the number of cattle processed, of which approximately 15.2% came as a result of the acquisition of Brawley Beef, LLC, at average weights equal to the same period of last year.

Operating Income.  Operating income for Core Beef was $21.7 million for the thirteen weeks ended May 26, 2007 compared to $32.6 million for the thirteen weeks ended May 27, 2006, a decline of $10.9 million.  The decreased operating income resulted primarily from higher live cattle prices in the current quarter as compared to the same period of last year without similar increases in the selling prices of beef products.

Other

                Net Sales.  Net sales for Other were $55.4 million for the thirteen weeks ended May 26, 2007 compared to $52.0 million for the thirteen weeks ended May 27, 2006, an increase of $3.4 million, or 6.5%.  The increase was primarily due to increases in sales in our portion control beef facility.

                Operating Income/Loss.  Operating income for Other was $1.8 million for the thirteen weeks ended May 26, 2007 compared to an operating loss of $0.1 million for the thirteen weeks ended May 27, 2006, an increase of $1.9 million. The increase was due primarily to improved operating income of our portion control beef facility.

Thirty-nine weeks ended May 26, 2007 compared to thirty-nine weeks ended May 27, 2006

Core Beef

Net Sales.  Net sales for Core Beef were $4,057.3 million for the thirty-nine weeks ended May 26, 2007 compared to $3,291.0 million for the thirty-nine weeks ended May 27, 2006, an increase of $766.3 million, or 23.3%.  The increase resulted primarily from an increase of approximately 19.2% in the number of cattle processed, of which 12.6% came as a result of the acquisition of Brawley Beef, LLC, in the thirty-nine weeks ended May 26, 2007 at weights that averaged approximately 1.1% higher than the same period in the prior year.

Operating Income.  Operating income for Core Beef was $10.2 million for the thirty-nine weeks ended May 26, 2007 compared to $19.2 million for the thirty-nine weeks ended May 27, 2006, a decrease of $9.0 million.  The decline in operating income resulted primarily from higher live cattle prices during the thirty-nine week period as compared to the same period of last year.

Other

                Net Sales.  Net sales for Other were $169.7 million for the thirty-nine weeks ended May 26, 2007 compared to $155.3 million for the thirty-nine weeks ended May 27, 2006, an increase of $14.4 million, or 9.3%.  The increase was primarily due to increases in sales in our portion control beef facility.

                Operating Income.  Operating income for Other was $6.6 million for the thirty-nine weeks ended May 26, 2007 compared to $3.3 million for the thirty-nine weeks ended May 27, 2006, an increase of $3.3 million.  The increase was due primarily to improved operating income in our portion control beef facility.

Liquidity and Capital Resources

As of May 26, 2007, we had net working capital of $245.0 million, which included $6.4 million in distributions payable, and cash and cash equivalents of $31.5 million, including $4.2 million restricted to IRB approved expenditures. As of August 26, 2006, we had net working capital of $200.7 million, which included $11.3 million in distributions payable, and cash and cash equivalents of $32.7 million, including $4.0 million restricted to IRB approved expenditures. Our primary sources of liquidity are cash flows from operations and available borrowings under our amended and restated credit facility.

As of May 26, 2007, we had $452.3 million of long-term debt, of which $2.4 million was classified as a current liability. As of May 26, 2007, our amended and restated credit facility consisted of a $202.6 million term loan and a $170.0 million revolving line of credit loan, which had outstanding borrowings of $61.7 million, outstanding letters of credit of $56.2 million and available borrowings of $52.0 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our amended and restated credit facility have funded our working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our amended and restated credit facility as of May 26, 2007.

In addition to outstanding borrowings under our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $160.0 million and capital leases and other obligations of $7.3 million as of May 26, 2007.

We believe that available borrowings under our amended and restated credit facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.  For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended August 26, 2006.

Operating Activities

                Net cash used in operating activities in the thirty-nine weeks ended May 26, 2007 was $43.2 million compared to net cash provided by operating activities of $16.9 million in the thirty-nine weeks ended May 27, 2006. The increase in net cash used in operating activities was primarily due to an increase in working capital requirements in the current period resulting from the acquisition of the Brawley plant, higher beef inventory volumes and higher accounts receivable balances combined with a net loss in the current year compared to a net gain in the same period last year.

Investing Activities

Net cash used in investing activities was $29.3 million in the thirty-nine weeks ended May 26, 2007 compared to $22.6 million in the thirty-nine weeks ended May 27, 2006.  This increase in cash used was primarily attributable to an increase in expenditures for property, plant and equipment related to improving operating efficiencies, primarily at our Liberal, Dodge City and Brawley facilities in the current year.

Financing Activities

                Net cash provided by financing activities was $71.3 million in the thirty-nine weeks ended May 26, 2007 compared to $0.7 million in the thirty-nine weeks ended May 27, 2006.  The change was primarily attributed to a $35.6 million difference in revolving credit borrowings and to a $40.0 million increase in our term note borrowings, partially offset by $7.4 million in repayments of our term note and an increase of $7.4 million paid as member distributions in the thirty-nine week change of fiscal 2007 as compared to the thirty-nine week change in fiscal 2006.

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

Our amended and restated credit facility contains covenants that limit our ability to incur additional indebtedness, sell or dispose of assets, pay certain dividends and prepay or amend certain indebtedness among other matters.  Our amended and restated credit facility also contains a provision for a conversion to more favorable interest rates and more restrictive financial covenants on the earlier of (a) August 25, 2007 or (b) our election (Conversion Date).  Currently the interest rate for the term loan is (a) the Base Rate (as defined in the credit agreement) plus 75 basis points or (b) the LIBOR Rate (as defined in the credit agreement) plus 275 basis points, or a combination of these rates at our election.  As of May 26, 2007, the interest rate for the term loan was equal to 8.125%.  Currently the interest rate for the revolving loan is (a) the Base Rate plus 50 basis points or (b) the LIBOR Rate plus 250 basis points, or a combination of these rates at our election.  As of May 26, 2007, the interest rate for the revolving loan was equal to 8.013%.  After the Conversion Date, the interest rate for the term loan and revolving loan will be determined by reference to a matrix of rates keyed to our funded debt to EBITDA (as defined in the credit agreement) ratio.

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

The following is a reconciliation of EBITDA to net income/(loss) for the specified periods (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006

Net income/(loss)	$13,561	$25,442	$(12,318)	$541
Interest income	(136)	(106)	(506)	(288)
Interest expense	10,543	7,938	29,505	22,909
Depreciation and amortization	8,245	7,091	24,056	20,555
Income taxes/(benefit)	536	(128)	1,421	1,048
EBITDA(1)	$32,749	$40,237	$42,158	$44,765

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

We may use futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment.  In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we account for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  As of May 26, 2007, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $0.5 million.  As of August 26, 2006, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $1.4 million.

                Foreign Operations.  Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk.  Although we operate in international markets including Japan, South Korea and China, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

Interest Rates. As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.  As of May 26, 2007, the weighted average interest rate on our $285.0 million of variable rate debt was approximately 7.9%.

We had total interest expense of approximately $29.5 million during the thirty-nine week period ending May 26, 2007.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $3.6 million in the thirty-nine week period ending May 26, 2007.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended May 26, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

                For information regarding legal proceedings, see Note 6, “Contingencies” to our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Date: July 10, 2007