Form 10-K
period 2007-08-25
NATIONAL BEEF PACKING CO LLC
filed 2007-11-14
CIK 1273784

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 25, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐               Accelerated Filer ☐                Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There is no market for the Registrant’s equity.  As of November 1, 2007, there were 127,748,923 Class A units and 19,474,520 Class B units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

MARKET AND INDUSTRY DATA AND FORECASTS

Market data and certain industry forecasts used throughout this report were obtained from internal surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information is not guaranteed. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal surveys, industry forecasts and market research, which we believe to be reliable, based upon our management’s knowledge of the industry, have not been independently verified. Forecasts are particularly likely to be inaccurate, especially over long periods of time. In addition, we do not know what assumptions regarding general economic growth were used in preparing the forecasts we cite.

----------------------------------

Unless the context indicates or otherwise requires, the terms “National Beef,” “NBP,” “Company,” “we,” “our,” and “us” refer to National Beef Packing Company, LLC and its consolidated subsidiaries.  As used in this report, the term “U.S. Premium Beef” and “USPB” refers to U.S. Premium Beef, LLC, a Delaware limited liability company, formerly U.S. Premium Beef, Ltd., a Kansas cooperative.  As used in this report, the term “fiscal year ended” refers to our fiscal year, which ends on the last Saturday in August.

PART I

ITEM 1.  BUSINESS

General

We are the fourth largest beef processing company in the United States, accounting for 14.3% of the United States fed cattle processed in our fiscal year 2007. We process, package and deliver fresh beef for sale to customers in the United States and international markets. Our products include boxed beef and beef by-products, such as hides and offal. In addition, we sell value-added beef products including branded boxed beef, case-ready beef, chilled and frozen export beef and portion control beef. We market our products to retailers, distributors, food service providers, further processors, and the United States military.  We have the ability to process approximately 14,000 head per day in our beef processing facilities and we generated an approximate $5.6 billion in total net sales during fiscal year 2007.  Our relationship with our majority owner, U.S. Premium Beef, facilitates a vertically integrated business model and provides us with a portion of the high-quality cattle used in our boxed beef and value-added products.

U.S. Premium Beef was formed as a Kansas cooperative in July 1996 by shareholders consisting entirely of cattle ranchers and feedlot owners and operators. On August 18, 2004, U.S. Premium Beef’s shareholders approved the merger of the cooperative into a wholly-owned subsidiary, U.S. Premium Beef, Inc., a Delaware corporation, with the merger effective as of the end of the cooperative’s 2004 fiscal year. The Delaware corporation, in a statutory conversion authorized under Delaware law, was subsequently converted into a Delaware limited liability company.  The business of the cooperative was continued in the limited liability company form of business organization.  U.S. Premium Beef’s unitholders benefit from its supplier alliance with us through (i) premiums received in excess of market prices for higher quality cattle, (ii) allocations of U.S. Premium Beef’s profits and losses and potential distributions, (iii) potential unit price appreciation, and (iv) information that permits unitholders to make informed production decisions.

Steven D. Hunt, one of our three managers and the Chief Executive Officer of U.S. Premium Beef, has over 26 years of experience in the beef industry. Mr. Hunt has been an integral member of our team and has helped to provide a supply of high-quality cattle.

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

Industry Overview

Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world, producing approximately 25.8 billion pounds of beef in calendar 2006. Beef production, from the birth of the animal to the delivery of meat products to the end distributor, is comprised of two primary segments: production and processing. The production segment raises cattle for slaughter and the processing segment slaughters cattle and packages beef for delivery to customers.  A typical 1,200 pound animal yields about 580 pounds of saleable meat in addition to by-products.  Cattle supply in the beef industry typically follows a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. This cycle is unique to cattle as other animals can either generate multiple offspring or have shorter incubation periods.

Beef carcasses are fabricated into boxed beef cuts for sale to retailers and food service operators who further process the cuts for sale to consumers. We estimate that approximately 80% of beef sold in the U.S. is sold as boxed beef.  In more recent years, meat processors have begun slicing and repackaging cuts, thereby reducing the amount of handling by the end retailer. These case-ready products may be placed directly into the retail display case for selection by the consumer. Case-ready products allow retail stores to shift butcher shop square footage to revenue-generating activities, reduce labor costs and workplace injuries associated with slicing beef, and potentially reduce food safety liability.

The domestic beef industry is characterized by prices that change daily based on seasonal consumption patterns and overall supply and demand for beef and other proteins in the United States and abroad. In general, domestic and worldwide consumer demand for beef products determines beef processors’ long-term demand for cattle, which is filled by feedlot operators. In order to operate profitably, beef processors seek to acquire cattle at the lowest possible costs and to minimize processing costs by maximizing plant operating rates. Cattle prices vary seasonally and are affected by inventory levels, the production cycle, weather, feed prices and other factors.

During fiscal year 2007, approximately 27.3 million fed cattle were processed in the United States.  In recent periods, per capita demand for beef products in the United States has been relatively stable, with population growth the primary factor in determining increased aggregate demand.

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

            The reopening of U.S. export markets was further hampered by discovery in 2005 of a second case of BSE in the U.S. as well as additional precautions required by some other importing countries.  In December 2005, Japan opened their border to U.S. beef but subsequently closed a short time later as a result of a U.S. packer erroneously shipping a product not approved for export to Japan.  On July 26, 2006, Japan agreed to reopen its market to U.S. beef aged 20 months and younger after an inspection of U.S. beef processing plants.  Shipments of U.S. beef to Japan commenced in August 2006.  In September 2006, South Korea announced a provisional opening of their border to U.S. beef, but restrictions imposed with the reopening have created uncertainty regarding amounts of beef that may qualify.  South Korea has closed its borders to U.S. beef from time-to-time as a result of alleged findings of products shipped to South Korea by U.S. export businesses that are not allowed by South Korea.

These challenges resulted in tremendous volatility in U.S. livestock market prices since fiscal year ended 2004.  Where pre-BSE export sales were approximately 17% of total net sales in fiscal year 2003, NBP’s total export sales were approximately 10%, 7%, 7%, and 10% of total net sales in fiscal years 2004, 2005, 2006, and 2007, respectively.  With the age restrictions placed on cattle that qualify for export to Japan, it is anticipated that between 5% and 20% of U.S. fed cattle will be able to meet the criteria.

NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company’s revenues and net income.

Business Strategy

Increase our Supplier Alliances.     We intend to continue to increase the number of high-quality cattle that we purchase from supplier alliances to increase revenue and improve profitability. The cattle we purchase through supplier alliances, such as our relationship with U.S. Premium Beef, are purchased on either a value-based formula, which sets the price for carcasses according to both quality and yield, or a secondary-market basis, whereby we purchase cattle from suppliers outside of our primary supply territory. The percent of cattle we purchase pursuant to each of these methods fluctuates from period to period; the number of cattle we purchased on either a value-based formula or a secondary market basis was approximately 58.2% of our total cattle purchased in fiscal year 2007.

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

Continue to Improve Operating Efficiencies.     We plan to continue to focus on increasing our profit margins by improving operating efficiencies and increasing our processing yields. Since fiscal year 2001, we have invested over $252.6 million and successfully expanded our processing facilities, creating an efficient and high volume business.

Pursue Strategic Acquisitions.     Our management team has a history of successfully executing and integrating acquisitions in core or complementary businesses. We intend to continue to evaluate and selectively pursue acquisitions, particularly of underperforming processing facilities, which we believe are strategically important based on their potential to: (i) meet our customers’ needs, (ii) diversify our product offerings and customer base, (iii) broaden our geographic production and distribution platform and (iv) increase cash flow.  We may pursue any such acquisitions subject to the covenants contained in our debt agreements. As an example, we acquired substantially all of the assets of Brawley Beef effective May 30, 2006, which resulted in our ownership of its beef processing facility in Brawley, California, and entered into a long-term supply agreement for approximately 275,000 head of cattle per year to this facility.  Additionally, NBP acquired Vintage Foods, L.P., including the Vintage™ Natural Beef brand, during fiscal year 2006.  The Vintage brand is marketed as natural beef that is antibiotic- and hormone-free, and uses cattle that are 20 months of age and younger.

Competitive Strengths

Vertically Integrated Business Model.   U.S. Premium Beef owns the right, and is subject to the obligation, if requested, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef’s ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  U.S. Premium Beef’s ownership of and contractual supply relationship with us enhances our ability to deliver a consistent, high-quality, value-added product to our customers. U.S. Premium Beef is a limited liability company and its owners and associates consist of cattle ranchers and feedlot owners and operators. During fiscal year 2007, U.S. Premium Beef and its producer-owners provided us with approximately 17.3% of our total cattle requirements through the pricing grid process as more fully described in Item 13, Certain Relationships and Related Transactions. We believe this supply relationship with U.S. Premium Beef provides us with significant competitive advantages; including: (i) consistently supplying high-quality cattle, and (ii) an ability to consistently provide our customers with higher margin, value-added products.

Modern and Efficient Facilities.    We have invested more than $252.6 million since fiscal year 2001 to modernize our facilities, expand capacity and increase the rate at which our cattle are processed. These facility upgrades and expansions have enabled us to significantly increase the number of cattle we process. We believe that our beef processing facilities in Liberal, Kansas and Dodge City, Kansas are among the largest, most modern and efficient processing facilities in the United States.  With the acquisition of the Brawley, California plant in June 2006, these three facilities combined are capable of processing about 14,000 cattle per day. We believe that our efficiency improvements at these facilities have allowed us to achieve higher capacity utilization rates, lower operating costs and higher operating margins than those of our major competitors. Furthermore, these efficiencies have helped us increase our market share of the United States supply of fed cattle processed from approximately 7.5% in fiscal year 1997 to approximately 14.3% in fiscal year 2007. Our two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows us to serve customers, such as Wal-Mart, in this growing niche market. In addition, our facilities are strategically located to enable us to source cattle and beef products efficiently and to effectively serve our customers.

Significant Value-Added Product Portfolio.    Our value-added product portfolio consists of branded boxed beef, case-ready beef, chilled and frozen export beef and portion-control beef. Our total value-added sales were approximately $1,424.0 million in fiscal year 2007, comprising approximately 25.5% of our total net sales. Our value-added products contribute significantly more, in terms of gross margin, than our traditional boxed beef products and are an important component of our profitability.  Prior to the discovery of a single dairy cow in Washington state infected with BSE on December 23, 2003, our chilled and frozen export beef products, which primarily consist of premium cuts, had been our primary export to the international beef market, particularly to Japan.

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

Supplier, Customer and Channel Diversification.    Two of our beef processing facilities are located in southwest Kansas, and our primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma.  According to information from the USDA, cattle on feed in the Kansas, Texas and Oklahoma area represented approximately 50.4% of the cattle on feed in the U.S. during fiscal 2007.  Our third beef processing facility is located in southern California.  Our source of cattle for this facility is an alliance of cattle producers in Arizona and California with whom we have long-term cattle supply agreements.

The close proximity of our facilities to large supplies of cattle gives our buyers the ability to visit feedlots on a regular basis, which enables us to develop strong working relationships with our suppliers.  Additionally, the close proximity of our facilities to large supplies of cattle encourages our suppliers to tailor their production decisions to efficiently meet the demands of our customers, reduces our reliance on any one cattle supplier and lowers our transportation costs. During fiscal year 2007, excluding our supply arrangement with U.S. Premium Beef, our largest supplier accounted for 6.1% of our total purchases and our top 25 suppliers accounted for 42.0% of our total purchases.

We also have a diversified sales mix across distribution channels and customers. This approach provides multiple avenues of potential growth and reduces our dependence on any one market or customer. We sell our products to retailers, distributors, food service providers, further processors, the United States military and through other channels.   During fiscal year 2007, approximately 57.0% of our total net sales were to retailers and 25.7% to food service providers. Across these channels, we serve over 900 customers, which represent most major retailers and food service providers in the U.S.  In fiscal year 2007, no one customer represented more than 4.0% of total net sales, other than Wal-Mart and its affiliate Sam’s Club, which together represented 6.8% of our total net sales. Our top 10 customers represented 29.1% of total net sales in fiscal year 2007.

Experienced Management.    We are led by an experienced management team with, on average, over 22 years of experience in the beef processing industry. John R. Miller, our Chief Executive Officer, has over 26 years of experience in the beef processing industry. Mr. Miller has been recognized by Forbes magazine for his achievements and leadership within our industry. He has assembled a team of professionals, including our President, Timothy M. Klein, who have worked together over the past 16 years in developing our Company into a profitable and premium supplier of beef products.

Description of Business Segments

The Company reports in two business segments:  Core Beef and Other.  The Company measures segment profit as operating income.  Financial information about those segments may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Beef

Products, Sales and Marketing

The majority of our revenues are generated from the sale of fresh meat either as a boxed beef product or a case-ready product. The boxed beef and case-ready products accounted for approximately 83.6% of our revenues in fiscal year 2007.  In addition, we sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries. We also sell cattle hides to tanners who primarily supply the clothing and automotive industries for both domestic and international use. We emphasize the sale of higher-margin, branded beef products, and we market these products under several brand names including Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef™, Naturewell® Natural Beef, NatureSource™ Natural Angus Beef and Vintage™ Natural Beef.  Also part of our value-added product line is Certified Angus Beef®, a registered trademark (used with permission) of Certified Angus Beef, LLC, a wholly-owned subsidiary of the American Angus Association; and Certified Hereford Beef®, a registered trademark (used with permission) of Certified Hereford Beef, LLC.

Our focus continues to be adding further processing, specialized cutting, packaging and other value-added components to our products that generate higher profitability. In 2001, we opened two state-of-the-art case-ready facilities, which enabled us to expand margins by adding value to the beef we process. Our case-ready operations further process our boxed beef products by trimming and cutting our products into individual portions, and in some instances injecting with a solution to tenderize and moisturize the products. These portions are then packaged and  oxygenated to increase the shelf-life of these products by up to five times versus traditional packaging methods.

During fiscal year 2007, we sold our beef products to more than 900 customers located in the United States and 26 foreign countries. We market our beef products through several channels, including:

  national and regional retailers, including supermarket chains, independent grocers, club stores and wholesale distributors such as Sam’s Club, Royal Ahold, Sherwood Foods and Associated Wholesale Grocers;

  national retailers such as Wal-Mart, who purchase a substantial portion of our case-ready and branded products;

  the food service industry, including food service distributors, hotel chains and other institutional customers such as Sysco, U.S. Foodservice and MBM Corporation;

  further processors, including Oscar-Mayer and ConAgra; and

  international markets, including China, Mexico, Japan, South Korea, Canada, Hong Kong, Egypt and Taiwan. Subsequent to the December 23, 2003 discovery of a single case of BSE in Washington state, export beef products have been limited to boxed beef products from cattle younger than 30 months to Mexico and other limited, smaller foreign markets.  Many international importers, such as Japan and South Korea (who were two of our largest export markets for edible beef products in fiscal year ended 2003), closed their borders to U.S. edible beef products after this report of BSE.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle 20 months and younger.  In September 2006, South Korea announced that it would resume the importation of U.S. boneless beef from cattle less than 30 months of age.  South Korea has closed its borders to U.S. beef from time-to-time as a result of alleged findings of products shipped to South Korea by U.S. export businesses that are not allowed by South Korea.  Additional information regarding the Company’s export sales and long-lived assets in foreign markets is set forth in Note 12, Business Segments of the notes to the consolidated financial statements in Item 8, which is included in this report.

The sales office for domestic sales is located in our headquarters building in Kansas City, Missouri.  Our sales team in this office is responsible for selling and coordinating the movement of approximately 49.2 million pounds of boxed beef products per week to our customers nationwide. This centralized sales concept allows us to respond quickly to customer requests for pricing and load information. We have also integrated the satellite tracking capabilities of refrigerated carriers into our website allowing customers to track shipments in process. While providing significant customer advantages, our centralized sales concept also enables our sales force to share key market intelligence in a manner that allows them to react to changing market conditions in an efficient manner.

The sales office for international sales is located in Chicago, Illinois. This office coordinates all aspects of sales, pricing and shipping to all destinations outside of the United States. We also have three satellite offices in Japan, South Korea and China that assist in the coordination of sales in those regions.  Historically, two of our largest international markets for edible beef products have been in Japan and South Korea while our largest international market for hides has been in China.

Our marketing efforts include engaging in business-to-business programming and communications to create preferences for our products among our customers. In addition, we support our value-added, branded beef business through in-store merchandising and feature advertising support.

Raw Materials and Procurement

Our primary raw material for our processing plants is live cattle. During fiscal year 2007, we obtained approximately 17.3% of our cattle requirements from U.S. Premium Beef and its producer-owners through the pricing grid process.  We obtained approximately 18% and 19% of our cattle requirements from U.S. Premium Beef during fiscal years 2006 and 2005, respectively. Our arrangement with U.S. Premium Beef provides us with a supply of high-quality cattle. For information regarding this agreement, see Item 13, Certain Relationships and Related Transactions and Note 9, Related Party Transactions to our consolidated financial statements in Item 8, both of which are included in this report.  We also purchase cattle on a cash bid basis from our primary and secondary markets. We further sponsor other, non-affiliated supplier alliances that provide us with high-quality cattle. We believe that we are a first choice processor for suppliers seeking to attain premium pricing for their high-quality cattle and that cattle suppliers view us more favorably than our competitors due to our vertically integrated business model, which emphasizes building relationships and cooperating with suppliers and paying a premium for high-quality cattle. During fiscal year 2007, we had approximately 1,100 suppliers that provided us with cattle.

All of our cattle suppliers are required to document the quality of their feedlot operations. Each cattle supplier must verify that its use of antibiotics or other agricultural chemicals follows the manufacturer’s intended purpose. They must also confirm that they use only Food and Drug Administration (FDA) approved pharmaceutical compounds and comply with dosage and administrative standards. Furthermore, each cattle supplier must confirm that they do not use feed containing animal-based protein products, which have been associated with outbreaks of BSE.  Many of our producers participate in state beef quality assurance training programs and have established certification and verification practices.  These programs emphasize meeting and exceeding the FDA, USDA, Food Safety Inspection Service (FSIS) and U.S. Environmental Protection Agency (EPA) standards for food safety and further protect our nation’s beef supply utilizing hazard analysis and critical control point principles.  Using guidelines established by National Cattleman’s Beef Association (NCBA), beef safety and quality assurance programs are administered and audited annually by various state beef associations.  State associations certifying our suppliers include, among others, Texas Cattle Feeders Association, Kansas Livestock Association and Nebraska Cattlemen’s Association.

Processing Facilities and Operations

We operate a total of five beef processing facilities in the United States. Our Liberal, Kansas and Dodge City, Kansas facilities are geographically positioned near our suppliers to efficiently source raw materials by reducing transportation costs.  Our Brawley, California facility is geographically positioned to give us greater access to customers on the west coast.  Our case-ready facilities are located in close proximity to key customer markets resulting in decreased delivery times. Our case-ready facilities are also located in areas with a highly-skilled and cost-effective labor force.   See Item 2, Properties in this report for further information about these facilities.

Cattle delivered to our facilities are generally processed into beef products within 36 hours after arrival. Approximately 65.0% of the cattle we process in any week are committed to sale before the cattle are delivered to our facilities. We processed in excess of 3.9 million fed cattle at our facilities during fiscal year 2007. Our facilities utilize modern, highly automated equipment to process and package beef products. We strive to maintain and enhance our facilities and have invested more than $252.6 million since fiscal year 2001 to expand capacity and increase efficiency at our facilities. The design of our facilities emphasizes worker safety to ensure compliance with all regulations and to reduce worker injury and turnover.  Additionally, we have placed a substantial amount of ammonia piping on the roof versus in the production areas, not in response to regulatory requirements, but in the interest of worker safety.  These and other changes designed the workplace to better fit our employees.  All expansions are reviewed by internal personnel, including our Corporate Environmental Director, Vice President of Safety, Vice President of Technical Services, Vice President of Engineering and Corporate Project Engineer, for regulatory compliance prior to construction.  Our facilities are also designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards.

We distribute our beef products domestically directly from our processing facilities and case-ready facilities. We utilize our subsidiary National Carriers and third party carriers to deliver our products to our customers.

Other

Products, Sales and Marketing

We also sell our beef products through our portion control business, Kansas City Steak Company, in which we have 75% interest.  Kansas City Steak Company provides trimmed and cut individual portions both directly to consumers on a branded basis through television outlets (such as the QVC Channel) and direct mail catalogs; and directly to restaurants (such as Outback Steakhouse) and the food service industry on an unbranded basis.  On March 28, 2003, Farmland National Beef Packing Company, L.P. (FNBPC or Predecessor) acquired National Carriers, a refrigerated and livestock contract carrier service with terminals in Liberal, Kansas; Dallas, Texas; Denison, Iowa; and Perkins, Oklahoma.  National Carriers currently operates approximately 1,200 refrigerated and livestock units.  NBP contracts a significant portion of its freight services from National Carriers.  For further information regarding this relationship, see Note 9, Related Party Transactions to our consolidated financial statements in Item 8, which is included in this report.

Raw Materials and Procurement

Our primary raw material for our portion control processing facility is boxed beef.  Approximately 35.0% of our boxed beef purchases are made through contractual agreements predetermined by the customer for whom the product is produced.  These contractual agreements are typically one year in duration and stipulate from whom the boxed beef can be purchased. The balance of our raw material is purchased at our discretion on the open market from primary and secondary suppliers with similar quality and yield grade specifications as required under our contracts.   We periodically conduct comprehensive cutting tests of our potential suppliers’ boxed beef to determine composition and quality.

Processing Facilities and Operations

Kansas City Steak Company processes trimmed and cut individual portions.  See Item 2, Properties in this report for further information about this facility.  National Carriers has offices located in Liberal, Kansas and Dodge City, Kansas, both of which are within close proximity to our beef processing facilities in those locations, enabling us to efficiently transport product by reducing transportation costs.   National Carriers also has offices in Denison, Iowa, Dallas, Texas and Perkins, Oklahoma, as well as administrative offices located in Kansas City, Missouri.

Food Safety

Our food safety efforts incorporate a comprehensive network of leading technology that minimizes the risks involved in beef processing. Our proprietary BioLogic® Food Safety System promotes the production of clean, fresh, safe, high-quality beef products. The BioLogic® Food Safety System is an integrated company philosophy that helps to establish new principles in food safety. The BioLogic® Food Safety System divides our production facilities into five zones based on the potential for microbial contamination during the processing procedures that take place in each zone. Within each of the five zones, we employ our “Test, Track and Treat” approach, which provides on-going testing in each of the zones, effective tracking of the results of such tests and continuous treatments throughout the facilities. The Test, Track and Treat approach includes preventative measures such as equipment sterilization, hygiene, temperature control and ongoing testing to greatly reduce contamination risks.

Intellectual Property

We hold a number of trademarks and domain names that we believe are material to our business and which are registered with the United States Patent and Trademark Office, including National Beef®, BioLogic® Food Safety System, Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef™, Naturewell® Natural Beef, NatureSource™ Natural Angus Beef, Vintage™ Natural Beef and Leading the Way in Quality Beef™. We have also registered the National Beef® trade name and trademark in most of the foreign countries to which we sell our products. Currently, we have a number of trademark registrations pending in the United States and in foreign countries. In addition to trademark protection, we attempt to protect our unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

Competition

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle, as well as in the sale of beef products. Our products compete with a large number of other protein sources, including pork and poultry, but our principal competition comes from other beef processors, including Tyson Foods, Inc., Cargill Incorporated, JBS - Swift & Company and Smithfield Foods, Inc. Management believes that the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations and brand loyalty. Some of our competitors have greater financial and other resources and enjoy wider recognition for their consumer branded products.

Employees

As of August 25, 2007, we had approximately 8,800 employees. Approximately 2,700 of our employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire December 16, 2007. Approximately 1,000 of our employees at our Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire May 31, 2008.  We consider our relations with our employees and the United Food and Commercial Workers International Union and Teamsters International Union to be good.

Government Regulation and Environmental Matters

Our operations are subject to extensive regulation by the USDA, the Grain Inspection Packers and Stockyards Administration (GIPSA), the FDA, the EPA and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Recently, the food safety practices and procedures in the beef processing industry have been subject to more intense scrutiny and oversight by the USDA. For example, on January 12, 2004, FSIS published an interim final rule on Specified Risk Materials (SRMs) and requirements for non-ambulatory disabled cattle due to the finding of BSE in routine testing. We immediately implemented the appropriate programs/policies to ensure compliance with FSIS rules. The rule dealt with three Interim Regulations that prohibit the slaughter of non-ambulatory disabled cattle, require the description and removal of SRMs that are considered to be inedible, and restrict the use of captive bolt stunners that deliberately inject compressed air into the cranium of an animal.  We have historically and will continue to work closely with the USDA and any regulatory agencies to ensure that our operations comply with all applicable food safety laws and regulations.

            Air emissions and wastewater and storm water discharges from our operations are subject to extensive regulation by the EPA and state and local authorities. Our Dodge City, Kansas and Liberal, Kansas facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act and implementing regulations.  These permits were renewed on January 11, 2005, and will expire on January 25, 2010.  Our Brawley, California facility is subject to air permitting and holds a Conditions for Authority to Construct and Permit to Operate, issued December 15, 2006, which is automatically renewed annually with payment of a permit fee unless revoked for cause.  Our Dodge City, Kansas, Liberal, Kansas, Hummels Wharf, Pennsylvania, Moultrie, Georgia, and Brawley, California facilities are also subject to risk management planning pursuant to the federal Clean Air Act.

            We have an Environmental Compliance Management System (ECMS) in place for the Dodge City and Liberal plants that requires periodic and systematic self-auditing of compliance with all environmental requirements applicable to our operations.  We work closely with the Kansas Department of Health and Environment (KDHE) to assure environmental compliance.  Within this process, KDHE has made inquiries regarding the permitting of equipment that is the source of air emissions and which existed at the Liberal plant when we acquired the plant in 1993.  Specifically at issue is whether the equipment present prior to our acquisition of the plant was such that the plant should have been classified as a major source for prevention of significant deterioration under the federal and Kansas air laws.  We are unable to predict the outcome of these inquiries at this time.  We have a Compliance Calendar System in place at our Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities and are developing a Compliance Calendar System for our Brawley, California facility.

            All of our facilities are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and agreements or permits with municipal or county authorities.  An agreement is in effect for our Dodge City, Kansas plant that will continue unless amended or revoked pursuant to its terms.  We have an agreement with the City of Liberal for wastewater and storm water treatment and are working with the City regarding expansion of the City’s treatment facilities and the terms of the renewal of the City’s discharge permit.  We expect significant expenditures associated with the expansion of the City’s treatment facilities.  We have an agreement with the City of Moultrie and The Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas Counties for treatment of wastewater from the Moultrie plant and we have a pretreatment permit from the City of Moultrie for treatment of wastewater from the Moultrie plant.  We are in the process of revising the terms under which our wastewater is treated and in making changes to address phosphorus in our wastewater.  We do not expect to incur material costs in association with the treatment improvements for our Moultrie facility although we cannot be certain that this will be the case.  We are in the process of upgrading the treatment facilities at the Brawley plant to provide treatment that consistently meets the requirements of the Brawley City Ordinance and we are cooperating with the City as it responds to EPA Region 10 requirements for upgrades to the City’s publicly-owned treatment works needed in order for the City to comply with its direct discharge permit including requirements for ammonia and nutrient controls.  We do not expect to incur material costs in association with treatment of the Brawley plant wastewater although we cannot be certain that this will be the case.  We hold a permit for our Hummels Wharf, Pennsylvania facility from the Eastern Snyder County Regional Authority that automatically renews each year unless suspended or revoked pursuant to its terms.

            Storm water discharges from our plants are regulated pursuant to general permits issued by the respective states.  In the states in which we have operations, we are in various stages of renewing our coverage under the respective general permits.

            Our Dodge City, Kansas, Liberal, Kansas and Hummels Wharf, Pennsylvania facilities are supplied by water from our wells.  We hold public water supply permits allowing us to supply potable water to our employees at our Dodge City, Kansas and Liberal, Kansas facilities.  The public water supply permits do not have expiration dates.

            We also are subject to laws that provide for strict, and in certain circumstances joint and several, liability for remediation of hazardous substances at contaminated sites that could include current or former facilities or other sites where wastes we generated have been disposed.  Our Dodge City, Kansas, Liberal, Kansas, Hummels Wharf, Pennsylvania, Moultrie, Georgia and Brawley, California facilities are small quantity or conditionally exempt generators of hazardous waste and are subject to recordkeeping, but not permit requirements.  Solid waste generated at our Dodge City, Kansas and Liberal, Kansas facilities is disposed of or composted.  A special waste permit is maintained by our Dodge City, Kansas facility for the disposal of certain animal parts for which no market currently exists.  The solid waste generated at our Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities is disposed of in a municipal landfill if it is general plant trash and is taken to renderers if it is usable waste.  Solid waste from the Brawley, California plant is composted except that general plant trash is landfilled and usable waste is taken to renderers.  We are not aware that we have any actual or potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund).  Our plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on the plant premises.

            In fiscal year 2007, we incurred expenses of approximately $4.4 million primarily related to the maintenance and improvement of wastewater treatment facilities and air pollution control.  We also incurred $2.1 million in capital expenditures related to our wastewater treatment facilities and air pollution control in fiscal 2007 and anticipate capital expenditures of approximately $3.1 million in fiscal 2008 for environmental projects related to the wastewater treatment facilities and air pollution control.

Our domestic operations are subject to the Packers and Stockyards Act of 1921 (PSA). This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires us to make payment for our livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, unless otherwise agreed to by our livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the PSA, we must hold our cash livestock purchases in trust for our livestock suppliers until they have received full payment of the cash purchase price. As of August 25, 2007, NBP has secured a bond of $30.0 million to satisfy these requirements.  The bond is supported by a $15.5 million letter of credit.

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

We believe that we currently are in substantial compliance with all governmental laws and regulations and maintain all material permits and licenses relating to our operations.  Other than as discussed above, we are not aware of any violations of environmental or other laws and regulations that are likely to result in material penalties or pending changes in such laws or regulations that are likely to result in material cost increases.

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

We have a significant amount of debt.  As of August 25, 2007, we had $438.8 million of long-term debt, $3.4 million of which was classified as a current liability.  As of August 25, 2007, our amended and restated credit facility consists of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $38.4 million, outstanding letters of credit of $52.4 million and available borrowings of $109.2 million, based on the most restrictive financial covenant calculations.  In addition to outstanding borrowings on our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $160.0 million and capital leases and other obligations of $17.1 million as of August 25, 2007.  See  Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We may incur significant additional debt in the future. The terms of the indenture governing our senior notes permit us to incur additional debt in the future and our sixth amended and restated credit facility permits additional borrowings under certain circumstances. As of August 25, 2007, we had approximately $109.2 million of availability under the most restrictive financial covenant calculations in our amended and restated credit facility. We may borrow to fund our capital expenditures and working capital needs. We also may incur additional debt to finance future acquisitions.

Restrictive covenants under our amended and restated credit facility and the indenture may limit our ability to operate our business.

Our amended and restated credit facility and the indenture governing our senior notes, contain, among other things, restrictive covenants that will limit our and our subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The indenture and our amended and restated credit facility restrict, among other things, our ability and the ability of our subsidiaries to:

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

In addition, our amended and restated credit facility requires us to meet specified financial ratios and tests under certain circumstances. These ratios and tests could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Events beyond our control, including changes in general business and economic conditions, may affect our ability to meet those financial ratios and tests. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing our senior notes or our amended and restated credit facility.

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

Wal-Mart’s failure to continue purchasing from us could have a material adverse effect on our sales.

Sales to Wal-Mart Stores, Inc., or Wal-Mart, which does not cover our sales to Wal-Mart’s affiliate, Sam’s Club, represented approximately 4.1% of our total net sales in fiscal year 2007. Our agreement with Wal-Mart expired on January 31, 2004, and we have not entered into a new agreement. If Wal-Mart does not continue to purchase from us, it could have a material adverse effect on our sales, financial position, results of operations and cash flows.

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

In fiscal year 2007, exports, primarily to China, Mexico, Japan, South Korea, Canada, Hong Kong, Egypt, and Taiwan accounted for approximately 9.8% of our total net sales. Our international activities expose us to risks not faced by companies that limit themselves to the domestic market. One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

An example of a risk related to our international operations is BSE, as discussed above in Item 1, Business – Industry Overview – BSE and Related Export Bans.

Other risks associated with our international activities include:

  changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we operate;

  exchange controls;

  changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

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

Our principal competition arises from other beef processors, including Tyson Foods, Inc., Cargill Meat Solutions, JBS - Swift & Company and Smithfield Foods, Inc. The principal competitive factors in the beef processing industry are price, quality, food safety, product distribution, technological innovations and brand loyalty. Our ability to be an effective competitor will depend on our ability to compete on the basis of these characteristics. Some of our competitors have greater financial and other resources and enjoy wider recognition for their consumer branded products. We cannot assure you that we will be able to compete effectively with these companies and our ability to compete could be adversely affected by our significant debt levels.

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

We have approximately 8,800 employees worldwide. Approximately 2,700 employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2007. Approximately 1,000 employees at our Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and Teamsters International Union under a collective bargaining agreement that expires on May 31, 2008.  A labor-related work stoppage by these unionized employees could limit our ability to process and ship our products or increase our costs, which could adversely affect our results of operations and financial condition. In addition, it is possible that any labor union efforts to organize employees at our non-unionized facilities might be successful and that any labor-related work stoppages at these non-unionized facilities in the future could adversely affect our results of operations and financial condition. In general, any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may not be able to effectively integrate acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business and results of operations. Further, the benefits that we anticipate from acquisitions may not develop.

U.S. Premium Beef has a majority interest in our Company and, through their representative on our Board of Managers, has the ability to significantly influence our business and affairs; U.S. Premium Beef’s interests could conflict with other stakeholders.

U.S. Premium Beef owns a majority interest in our Company of approximately 54.8%. As a result, U.S. Premium Beef has the ability, through the actions of its representative on our Board of Managers, to cast the majority vote on many matters related to the business and affairs of our Company. However, pursuant to our limited liability company agreement, U.S. Premium Beef’s ability to cause us to take certain major corporate actions without the consent of NBPCo Holdings and management is limited. The interests of U.S. Premium Beef, NBPCo Holdings or management could conflict with the interests of other stakeholders of the Company.

We purchase a portion of our cattle through U.S. Premium Beef and its producer-owners and, because U.S. Premium Beef has a majority interest in our Company, we may not be able to resolve conflicts with respect to these purchases on the most favorable terms to us.

U.S. Premium Beef and its producer-owners provided us with approximately 17.3% of our cattle requirements in fiscal year 2007 through the pricing grid process as more fully described in Item 13, Certain Relationships and Related Transactions. Conflicts of interest may arise between U.S. Premium Beef and us relating to our cattle purchases. If a dispute arises with U.S. Premium Beef, the settlement of the dispute may not be on terms as favorable as if we were dealing with an unaffiliated party.

ITEM IB.                UNRESOLVED STAFF COMMENTS

            Not applicable.

ITEM 2.  PROPERTIES

We own our Dodge City, Kansas, Liberal, Kansas, Brawley, California and Hummels Wharf, Pennsylvania facilities. We lease our headquarters facility in Kansas City, Missouri, our Kansas City Steak Company processing facility in Kansas City, Kansas and our case-ready facility in Moultrie, Georgia. We also lease our offices in Chicago, Illinois, Salt Lake City, Utah, Denison, Iowa, Dallas, Texas, Perkins, Oklahoma, Tokyo, Japan, Seoul, South Korea, and Beijing, China.  Our amended and restated credit facility is secured by a first priority lien on substantially all of our assets.  The facility locations and approximate daily processing levels are shown in the table below:

Location	Daily Processing
Processing Facilities (Core Beef):
Liberal, Kansas	6,000 head
Dodge City, Kansas	6,000 head
Brawley, California	2,000 head
Case-Ready Facilities (Core Beef):
Hummels Wharf, Pennsylvania	67,200 pounds
Moultrie, Georgia	183,200 pounds
Portion Control Facility (Other):
Kansas City, Kansas	50,000 pounds

ITEM 3.  LEGAL PROCEEDINGS

            For information regarding legal proceedings, see Note 11, Legal Proceedings, to our consolidated financial statements included in Item 8 of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

            There is no established public trading market for any class of common equity of National Beef Packing Company, LLC.  As of October 31, 2007, there were five record holders of Class A and/or Class B interests.

            Cash distributions are paid not later than 30 days after the close of the tax year quarter end to the interest holders of Class A on a priority basis, and to Class B shares to make tax payments, to the extent permitted by our senior lenders and the indenture governing our senior notes.  See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  The payment of any other cash distributions would be made only from assets legally available for that purpose and would depend on the Company’s financial condition, results of operations, and other factors then deemed relevant by the board of managers.

            For a discussion of equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other data for, and as of the end of, each of the years in the five-year period ended August 25, 2007.  As a result of certain adjustments made in connection with U.S. Premium Beef’s purchase of us on August 6, 2003, the results of operations and financial position for the 52 weeks ended August 25, 2007, August 26, 2006, August 27, 2005 and August 28, 2004; and for the 24 days ended August 30, 2003 are not comparable to the 340 days ended August 6, 2003.  For a discussion of the purchase transaction, see Item 1, Business – General.  The selected Statement of Operations Data and Selected Balance Sheet Data for the five fiscal years ended August 25, 2007 were derived from our audited consolidated financial statements.  Our fiscal year ends on the last Saturday in August.

The following table (amounts in millions) should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	Successor Entity					Predecessor Entity
	52 weeks ended	52 weeks ended	52 weeks ended	52 weeks ended	24 day ended	340 days ended
	August 25, 2007	August 26, 2006	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003

Statements of Operations Data
Net sales	$5,578.5	$4,636.0	$4,338.9	$4,093.5	$282.8	$3,378.6
Costs and expenses:
Cost of sales	5,443.9	4,503.8	4,229.9	3,973.7	264.8	3,250.9
Selling, general and administrative	42.5	34.0	30.5	29.6	2.1	24.4
Depreciation and amortization	32.4	28.7	24.4	21.2	2.0	18.3
Operating income	59.7	69.5	54.1	69.0	13.9	85.0
Other income (expense):
Interest income	0.6	0.4	0.4	0.6	—	0.5
Interest expense	(39.4)	(32.0)	(28.6)	(25.9)	(1.7)	(5.6)
Other, net	(0.9)	1.5	(5.1)	0.3	(1.7)	(1.4)
Total other expense, net	(39.7)	(30.1)	(33.3)	(25.0)	(3.4)	(6.5)
Net income	$20.0	$39.4	$20.8	$44.0	$10.5	$78.5

Selected Balance Sheet Data
Working capital	$249.3	$196.7	$157.4	$157.6	$124.3	$100.4
Total assets	$815.5	$757.9	$634.7	$646.5	$629.8	$453.0

Long-term debt, including current maturities	$438.8	$378.7	$308.8	$335.1	$312.1	$117.8

Capital subject to redemption	$76.9	$72.2	$64.2	$62.5	$53.6	—

Other Financial Data
Beef sold (pounds in billions)	4.1	3.7	3.4	3.1	0.2	3.1
EBITDA (1)	$93.1	$101.2	$75.3	$91.2	$14.1	$102.2
Capital expenditures	$41.7	$34.5	$18.2	$32.5	$1.7	$32.0
Member distributions	$17.2	$24.3	$17.2	$24.4	$5.1	—
Partner distributions	—	—	—	—	—	$37.3

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

The following is a reconciliation of EBITDA to net income (amounts in millions):

	Successor Entity					Predecessor Entity
	52 weeks ended	52 weeks ended	52 weeks ended	52 weeks ended	24 days ended	340 days ended
	August 25, 2007	August 26, 2006	August 27, 2005	August 28, 2004	August 30, 2003	August 6, 2003

Net income	$20.0	$39.4	$20.8	$44.0	$10.5	$78.5
Interest income	(0.6)	(0.4)	(0.4)	(0.6)	—	(0.5)
Interest expense	39.4	32.0	28.6	25.9	1.7	5.6
Depreciation and amortization	32.4	28.7	24.4	21.2	2.0	18.3
Income taxes	1.9	1.5	1.9	0.7	(0.1)	0.3
EBITDA	$93.1	$101.2	$75.3	$91.2	$14.1	$102.2

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Disclosure Regarding Forward-Looking Statements

            This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with BSE, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, consolidation among our customers and the potential inability to receive the anticipated benefits from the Brawley Beef, LLC acquisition.

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

Overview

            In July 1992, John R. Miller, Timothy M. Klein and Scott H. Smith, in partnership with Farmland Industries, Inc. (Farmland), purchased the assets of Hyplains Dressed Beef, Inc., Dodge City, Kansas. Upon completion of the purchase, Hyplains Beef, LLC began a $20.0 million expansion project to add a boxed beef processing operation to the Dodge City facility. In December 1992, Mr. Miller and his management team assumed responsibility for the day-to-day operations of National Beef Packing Company, L.P. and, with Farmland, purchased its assets in April 1993. In 1995, Hyplains Beef, LLC and National Beef Packing Company, L.P. were merged into Farmland National Beef Packing Company, L.P. (FNBPC).  In 1997, U.S. Premium Beef purchased the interest of Mr. Miller and his management team and became partners with Farmland.  As described above in Item 1, Business - General, effective August 7, 2003, U.S. Premium Beef, Ltd. acquired a controlling interest in FNBPC and formed National Beef Packing Company, LLC (NBP).

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

In calendar year 2006, we were the fourth largest beef processing company in the United States. In fiscal year 2006, we accounted for approximately 14.3% of the United States fed cattle processed. We process, package and deliver fresh beef for sale to customers in the United States and international markets. Our products include boxed beef and beef by-products, such as hides and offal. In addition, we sell value-added beef products including branded boxed beef, case-ready beef, chilled and frozen export beef and portion control beef. We market our products to retailers, distributors, food service providers and the United States military. Our relationship with U.S. Premium Beef facilitates a vertically integrated business model and provides us with a significant portion of the high-quality cattle used in our boxed beef and value-added products.

Financial Statement Accounts

Net Sales.    Our net sales are generated from sales of boxed beef, case-ready beef, chilled and frozen export beef, portion control beef and beef by-products. Our net sales are affected by the volume of animals processed and the value that we extract from each animal. The value that we extract from cattle processed, the cut-out value, is affected by beef prices and product mix, as premium products and further processed products generate higher prices and operating margins.  Our value-added products contribute significantly more, in terms of gross margin, than our traditional boxed beef products and are an important component of our profitability.  Wholesale beef prices fluctuate seasonally because of higher demand during the summer months. Wholesale beef prices also fluctuate because of changes in supply and demand for competing proteins and other foods, as well as changes in cattle supply, which have typically followed a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction.  The expansion phase that began two years ago stalled and contracted over the past eighteen months.  While we expect a return to expansion over the next couple of years, all indicators are pointing at no growth at the present time.  In addition, beef and by-product sales are affected by the general economic environment and other factors.

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

Outlook

The cattle herd in the United State’s ( U.S.) remains in a no-growth phase.  Following the drought of 2006 in the central U.S., an extreme dryness in the southeastern states has resulted in cow herd liquidation in that region during 2007.  Retention of females to replenish and grow the U.S. cattle herd remains slow, resulting in long-term cattle supplies that show no appreciable sign of growth in the next two to three years.  Meanwhile, historically strong grain prices have caused delayed placement of cattle into feed yards, resulting in smaller-sized yet heavier-weight cattle on feed inventories.  This lack of growth in overall supplies, given an increase in available slaughter capacity, could negatively impact industry margins.

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

            The reopening of U.S. export markets was further hampered by discovery in 2005 of a second case of BSE in the U.S. as well as additional precautions required by some other importing countries.  In December 2005, Japan opened their border to U.S. beef but subsequently closed a short time later as a result of a U.S. packer erroneously shipping a product not approved for export to Japan.  On July 26, 2006, Japan agreed to reopen its market to U.S. beef aged 20 months and younger after an inspection of U.S. beef processing plants.  Shipments of U.S. beef to Japan commenced in August 2006.  In September 2006, South Korea announced a provisional opening of their border to U.S. beef, but restrictions imposed with the reopening have created uncertainty regarding amounts of beef that may qualify.  South Korea has closed its borders to U.S. beef from time-to-time as a result of alleged findings of products shipped to South Korea by U.S. export businesses that are not allowed by South Korea.

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

Allowance for Returns and Doubtful Accounts.    The allowance for returns and doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. Specific accounts are also reviewed for collectibility. While management believes these processes effectively address our exposure to doubtful accounts, changes in the economy, industry or specific customer conditions may require adjustment to the recorded allowance for doubtful accounts.  Management uses significant judgment in estimating amounts expected to be returned.  Management considers factors such as historical performance and customer conditions in estimating return amounts.  As of August 25, 2007, the allowance for returns and doubtful accounts balance of $4.6 million included a $1.9 million reserve, recorded during the fourth quarter of fiscal year 2007, related to damaged goods for which settlement has not yet been finalized.

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

Goodwill and Other Intangible Assets.   We recognize excess cost over the fair value of the net tangible and identifiable intangible assets acquired in a reporting unit, and record this excess as goodwill.  We calculate the fair value of the applicable reporting unit using estimates of future cash flows. All of our goodwill has been allocated to the Core Beef segment.  In accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, we assess goodwill and other indefinite life intangible assets annually for impairment. If there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  In connection with the acquisition of Vintage Foods, L.P. during the fourth quarter of fiscal year 2006 and subsequent adjustments, we recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded an excess of $1.2 million as goodwill, which has also been allocated to the Core Beef segment.  Goodwill and other indefinite life intangible assets were tested for impairment, and, as of August 25, 2007, management determined there was no impairment.

Workers’ Compensation Accrual.    We incur certain expenses associated with workers’ compensation. In order to measure the expense associated with these costs, management must make a variety of estimates including employee accidents incurred but not yet reported to us. The estimates used by management are based on our historical experience as well as current facts and circumstances. We may use third-party specialists to assist in appropriately measuring the expense and obligations associated with these costs.

Automobile Liability Accrual.  We incur certain expenses associated with automobile liability.  In order to measure the expense associated with these costs, management must make a variety of estimates to determine the ultimate cost to us related to incurred accidents.  The estimates used by management are based on our historical experience as well as current facts and circumstances. We may use third-party specialists to assist in appropriately measuring the expense and obligations associated with these costs.

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated (amounts in millions):

	52 weeks Ended	52 weeks ended	52 weeks ended
	August 25, 2007	August 26, 2006	August 27, 2005

Net sales	$5,578.5	$4,636.0	$4,338.9
Costs and expenses:
Cost of sales	5,443.9	4,503.8	4,229.9
Selling, general and administrative	42.5	34.0	30.5
Depreciation and amortization	32.4	28.7	24.4
Operating income	59.7	69.5	54.1
Other income (expense):
Interest income	0.6	0.4	0.4
Interest expense	(39.4)	(32.0)	(28.6)
Other, net	1.0	3.0	(3.3)
Total other expense, net	(37.8)	(28.6)	(31.5)
Income tax expense	(1.9)	(1.5)	(1.8)
Net income	$20.0	$39.4	$20.8

Our fiscal year is the 52 or 53 week period ending on the last Saturday in August.

Fiscal Year Ended August 25, 2007 Compared to Fiscal Year Ended August 26, 2006

Net Sales.    Net sales were $5,578.5 million for fiscal year 2007, an increase of $942.5 million, or 20.3%, compared to $4,636.0 million for fiscal year 2006. The increase resulted primarily from an increase of approximately 15.1% in the number of cattle processed, of which 11.3% came as a result of the acquisition of Brawley Beef on May 30, 2006.  The increase also resulted from average cattle weights about 0.7% higher than the prior year, which translates to an increase in pounds of beef products sold in the period.  Also contributing to the increase in sales was the resumption of shipments to Asian markets late in the fourth quarter of fiscal 2006.

Cost of Sales.    Cost of sales was $5,443.9 million for fiscal year 2007, an increase of $940.1 million, or 20.9%, from $4,503.8 million for fiscal year 2006. The majority of the increase came as a result of an increase of approximately 15.1% in the number of cattle processed, of which 11.3% came as a result of the Brawley Beef acquisition, at average weights about 0.7% higher than the prior year and at average live cattle prices of approximately 5.1% higher than last year.  The tightened supply of market-ready cattle and increased corn prices raised live cattle costs during fiscal year 2007.  Cost of sales, as a percentage of net sales, was 97.6% and 97.1% for fiscal years 2007 and 2006, respectively.

Selling, General and Administrative Expenses.    Selling, general, and administrative expenses were $42.5 million for fiscal year 2007, an increase of $8.5 million or 25.0%, from $34.0 million for fiscal year 2006. The increase resulted primarily from an approximate $2.9 million increase in bad debt expense resulting from significant net bad debt recoveries in the prior fiscal year and an increase in payroll and benefit expenses of approximately $2.7 million.  Also contributing to the increase in selling, general and administrative expenses was an increase in legal fees of approximately $1.2 million associated mostly with acquisition due diligence costs, approximately $0.6 million more in repairs and maintenance and $0.4 million more in advertising expense as compared to the same period of last year.  Selling, general, and administrative expenses, as a percentage of net sales, were 0.8% and 0.7% for the fiscal years 2007 and 2006, respectively.  The acquisition of Brawley Beef on May 30, 2006 has contributed to the increased selling, general and administrative expenses incurred during the current fifty-two week period as compared to the same period of last year.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $3.7 million, or 12.9%, for fiscal year 2007 as compared to fiscal year 2006.  The increase was primarily due to a full year of depreciation expense at our Brawley plant in fiscal year 2007 compared to thirteen weeks in fiscal year 2006 as well as additional assets being placed into service, mostly at our two Kansas beef processing plants, during fiscal years 2006 and 2007.

Operating Income.    Operating income was $59.7 million for fiscal year 2007, a decrease of $9.8 million, or 14.1%, from $69.5 million for fiscal year 2006. Operating income, as a percentage of net sales, was 1.1% and 1.5% for fiscal years 2007 and 2006, respectively.  The tightened supply of market-ready cattle and the related high live cattle prices put significant pressure on and negatively impacted our gross margin for fiscal year 2007 as compared to fiscal year 2006, despite the resumption of shipments to Asian markets late in the fourth quarter of fiscal year 2006.

Interest Expense.    Interest expense was $39.4 million for fiscal year 2007 compared to $32.0 million for fiscal year 2006, an increase of $7.4 million, or 23.1%. The increase was due primarily to an increase in the weighted average amounts outstanding of variable rate debt of approximately $81.3 million, mostly as a result of the Brawley Beef acquisition, for fiscal year 2007 as compared to fiscal year 2006.  Interest expense also increased due to higher interest rates on our variable rate debt, an increase of approximately 67 basis points, during the fifty-two weeks of fiscal 2007 as compared to the same period of last year.

Other, net.    Other non-operating income, net was $1.0 million in fiscal year 2007 compared to other non-operating income, net of $3.0 million in fiscal year 2006, a decrease of $2.0 million.  Fiscal year 2006 included an approximate $1.4 million reduction in postretirement benefit obligation necessitated by a significant reduction of participants and premiums because of changes in Medicare, and an approximate $0.6 million in income for a settlement of a lawsuit related to corrugated packaging materials.  Fiscal year 2007 includes an approximate $0.2 million gain on the sale of land.  Fiscal years 2007 and 2006, respectively, include $0.7 million and $0.6 million in expense for the write-off of unamortized loan costs associated with amending and restating our credit facility.

            Income Tax Expense.  Income tax expense was $1.9 million for fiscal year 2007 as compared to $1.5 million for fiscal year 2006, an increase of $0.4 million, or 26.7%.  Income tax expense is recorded on income from National Carriers, Inc. (NCI), which is organized as a C Corporation.  The effective tax rate for NCI was relatively consistent for both fiscal years 2007 and 2006.

Fiscal Year Ended August 26, 2006 Compared to Fiscal Year Ended August 27, 2005

Net Sales.    Net sales were $4,636.0 million for fiscal year 2006, an increase of $297.1 million, or 6.8%, compared to $4,338.9 million for fiscal year 2005. The increase resulted primarily from an increase of approximately 5.3% in the number of cattle processed, with 3.6% of that increase due to the acquisition of Brawley Beef, at average weights about 1.5% higher than the prior year, which translates to an increase in pounds of beef products sold in the period.  Sales prices generally improved due to an improved product sales mix and a more favorable market environment for fiscal year 2006 compared to fiscal year 2005, including the resumption of shipments to Asian markets late in the fourth quarter of fiscal year 2006.

Cost of Sales.    Cost of sales was $4,503.8 million for fiscal year 2006, an increase of $273.9 million, or 6.5%, from $4,229.9 million for fiscal year 2005. The majority of the increase came as a result of an increase of approximately 5.3% in the number of cattle processed, with 3.6% of that increase due to the acquisition of Brawley Beef, at average weights about 1.5% higher than the prior year, and slight increase in average live cattle prices of approximately 0.2%.  The first half of fiscal year 2006 was negatively impacted by the tightened supply of market-ready cattle; increased supply of market-ready cattle in the second half of fiscal year 2006 helped lower live cattle costs during that period.  Cost of sales, as a percentage of net sales, was 97.1% and 97.5% for fiscal years 2006 and 2005, respectively.

Selling, General and Administrative Expenses.    Selling, general, and administrative expenses were $34.0 million for fiscal year 2006, an increase of $3.5 million or 11.5%, from $30.5 million for fiscal year 2005. The increase resulted primarily from an approximate $2.0 million increase in payroll and related expenses, an increase of approximately $1.8 million in marketing and travel expense associated with supporting two new marketing programs, increased travel associated in part from the Brawley Beef, acquisition, and increased fuel costs; partially offset by a reduction of $0.6 million in bad debt reserve.  Selling, general, and administrative expenses, as a percentage of net sales, were 0.7% for both fiscal years 2006 and 2005.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $4.3 million, or 17.6%, for fiscal year 2006 compared to fiscal year 2005, due to additional assets being placed into service primarily at our two Kansas beef processing plants during fiscal year 2006, as well as additional assets acquired through the purchase of Brawley Beef in the fourth quarter of fiscal year 2006.

Operating Income.    Operating income was $69.5 million for fiscal year 2006, an increase of $15.4 million, or 28.5%, from $54.1 million for fiscal year 2005. Operating income, as a percentage of net sales, was 1.5% and 1.2% for fiscal years 2006 and 2005, respectively.  The first half of fiscal year 2006 was negatively impacted by the tightened supply of market-ready cattle; increased supply of market-ready cattle in the second half of fiscal year 2006 helped lower live cattle costs during that period, which helped improve gross margin for fiscal year 2006.  Gross margin improvements were primarily due to a more favorable market environment fiscal year 2006 as compared to fiscal year 2005, including the resumption of shipments to Asian markets late in the fourth quarter of fiscal year 2006.

Interest Expense.    Interest expense was $32.0 million for fiscal year 2006 compared to $28.6 million for fiscal year 2005, an increase of $3.4 million, or 11.9%. The increase was due primarily to higher average interest rates in fiscal year 2006 as compared to fiscal year 2005, as evidenced by an increase of approximately 160 basis points in the published LIBOR index interest rates as of August 26, 2006 compared to August 27, 2005, which is the basis for interest rates on most of our variable rate borrowings.  Additionally, the weighted average of variable rate debt increased primarily from the acquisition of Brawley Beef.

Other, net.    Other non-operating income, net was $3.0 million in fiscal year 2006 as compared to other non-operating expense, net of $3.3 million in fiscal year 2005, a variance of $6.3 million.  Fiscal year 2006 included an approximate $1.4 million reduction in postretirement benefit obligation necessitated by a significant reduction of participants and premiums because of changes in Medicare, and an approximate $0.6 million in income for a settlement of a lawsuit related to corrugated packaging materials.  Fiscal year 2006 includes $0.6 million in expense for the write-off of unamortized loan costs associated with amending and restating our fifth amended and restated credit facility.  Fiscal year 2005 includes $3.2 million in expense for the write-off of unamortized loan costs associated with amending and restating our fourth amended credit facility.

            Income Tax Expense.  Income tax expense was $1.5 million for the fiscal year 2006 as compared to $1.8 million for the fiscal year 2005, a decrease of $0.3 million, or 16.7%.  Income tax expense is recorded on income from NCI, which is organized as a C Corporation.  The effective tax rate for NCI was relatively consistent for both fiscal years 2006 and 2005.

Segment Results

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

Other—the Other segments of NBP consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company and Kansas City Steak Company, LLC, a portion control steak cutting operation.

The following table represents segment results for the periods indicated (amounts in thousands):

	National Beef Packing Company, LLC and Subsidiaries
	52 weeks ended August 25, 2007	52 weeks ended August 26, 2006	52 weeks ended August 27, 2005
Net sales:
Core beef	$5,562,958	$4,622,146	$4,350,616
Other	225,687	211,111	187,852
Eliminations	(210,112)	(197,227)	(199,548)
Total net sales	$5,578,533	$4,636,030	$4,338,920

Depreciation and amortization:
Core beef	$31,126	$27,250	$22,837
Other	1,312	1,400	1,612
Total depreciation and amortization	$32,438	$28,650	$24,449

Operating income:
Core beef	$51,970	$64,664	$48,460
Other	7,688	4,868	5,642
Total operating income	59,658	69,532	54,102

Interest income	669	403	380
Interest expense	(39,426)	(32,009)	(28,552)
Other income (expense)	1,334	3,181	(3,132)
Minority interest	(313)	(160)	(160)
Total income before taxes	$21,922	$40,947	$22,638

	August 25, 2007	August 26, 2006
Assets:
Core beef	$779,483	$722,640
Other	36,632	35,934
Eliminations	(612)	(664)
Total assets	$815,503	$757,910

Fiscal Year Ended August 25, 2007 Compared to Fiscal Year Ended August 26, 2006

                Core Beef

     Net Sales.  Net sales for Core Beef were $5,563.0 million in fiscal year 2007 compared to $4,622.1 million in fiscal year 2006, an increase of 20.4%. The increase of $940.9 million resulted primarily from an increase of approximately 15.1% in the number of cattle processed, of which 11.3% came as a result of the acquisition of Brawley Beef on May 30, 2006, and from average cattle weights about 0.7% higher than the prior year.  Also contributing to the increase in sales was the resumption of shipments to Asian markets late in the fourth quarter of fiscal 2006.

     Depreciation and Amortization.  Depreciation and amortization of Core Beef was $31.1 million in fiscal year 2007 as compared to $27.2 million in fiscal year 2006, an increase of $3.9 million or 14.3%. The increase was primarily due to a full year of depreciation expense at our Brawley plant in fiscal year 2007 compared to thirteen weeks in fiscal year 2006 as well as additional assets being placed into service, mostly at our two Kansas beef processing plants, during fiscal years 2006 and 2007.

     Operating Income.  Operating income for Core Beef was $52.0 million in fiscal year 2007 compared to $64.7 million in fiscal year 2006, a decrease of $12.7 million or 19.6%.  The tightened supply of market-ready cattle and the related high live cattle prices put significant pressure on and negatively impacted our gross margin for fiscal year 2007 as compared to fiscal year 2006, despite the resumption of limited shipments to Asian markets late in the fourth quarter of fiscal year 2006.

                Other

     Net Sales.  Net sales for Other were $225.7 million in fiscal year 2007 compared to $211.1 million in fiscal year 2006, an increase of $14.6 million or 6.9%. The increase was primarily attributable to increases in sales at our portion control beef facility.

     Depreciation and Amortization.  Depreciation and amortization for Other was $1.3 million for fiscal year 2007 compared to $1.4 million in fiscal year 2006, a decrease of $0.1 million or 7.1%. The decrease was due primarily to National Carriers continuing the transition from owning trucks to leasing them under operating lease agreements throughout fiscal years 2006 and 2007.

     Operating Income.  Operating income for Other was $7.7 million in fiscal year 2007 compared to $4.9 million in fiscal year 2006, an increase of $2.8 million or 57.1%.  The increase was due primarily to increased sales with improved margins at our portion control beef facility.

Fiscal Year Ended August 26, 2006 Compared to Fiscal Year Ended August 27, 2005

                Core Beef

     Net Sales.  Net sales for Core Beef were $4,622.1 million in fiscal year 2006 compared to $4,350.6 million in fiscal year 2005, an increase of 6.2%. The increase of $271.5 million resulted primarily from an increase of approximately 5.3% in the number of cattle processed, with 3.6% of that increase due to the acquisition of Brawley Beef at average weights about 1.5% higher than the prior year, which translates to an increase in pounds of beef products sold in the period.  Sales prices generally improved due to an improved product sales mix and a more favorable market environment for fiscal year 2006 as compared to fiscal year 2005, including the resumption of shipments to Asian markets late in the fourth quarter of fiscal year 2006.

                Depreciation and Amortization.  Depreciation and amortization of Core Beef was $27.2 million in fiscal year 2006 as compared to $22.8 million in fiscal year 2005, an increase of $4.4 million or 19.3%. The increase was primarily due to additional assets being placed into service, primarily at our Kansas beef processing plants during fiscal year 2006, as well as additional assets acquired through the purchase of Brawley Beef in the fourth quarter of fiscal year 2006.

     Operating Income.  Operating income for Core Beef was $64.7 million in fiscal year 2006 compared to $48.5 million in fiscal year 2005, an increase of $16.2 million or 33.4%. The first half of fiscal year 2006 was negatively impacted by the tightened supply of market-ready cattle; increased supply of market-ready cattle in the second half of fiscal year 2006 helped lower live cattle costs during that period, which helped improve gross margin for fiscal year 2006.  Gross margin improvements were primarily due to a more favorable market environment for fiscal year 2006 as compared to fiscal year 2005, including the resumption of shipments to Asian markets late in the fourth quarter of fiscal year 2006.

                Other

     Net Sales.  Net sales for Other were $211.1 million in fiscal year 2006 compared to $187.9 million in fiscal year 2005, an increase of $23.2 million or 12.3%. The increase was due to increased sales volume in our portion control beef facility and also to market conditions in the transportation industry where freight capacity has been exceeding truck availability, allowing rate increases in our transportation operations.

     Depreciation and Amortization.  Depreciation and amortization for Other was $1.4 million for fiscal year 2006 compared to $1.6 million in fiscal year 2005, a decrease of $0.2 million or 12.5%. The decrease was due primarily to National Carriers continuing the transition from owning trucks to leasing them under operating lease agreements throughout fiscal year 2006.

      Operating Income.  Operating income for Other was $4.9 million in fiscal year 2006 compared to $5.6 million in fiscal year 2005, a decrease of $0.7 million or 12.5%. The decrease was due primarily to increased operating costs resulting mainly from insurance-related costs, partially offset by rate increases in our transportation operations.

Liquidity and Capital Resources

As of August 25, 2007, we had net working capital of $249.3 million, which included $6.4 million in distributions payable, and cash and cash equivalents of $30.4 million.  As of August 26, 2006, we had net working capital of $196.7 million, which included $11.3 million in distributions payable, and cash and cash equivalents of $28.7 million.  Our primary sources of liquidity are cash flow from operations and available borrowings under our sixth amended and restated credit facility.

As of August 25, 2007, we had $438.8 million of long-term debt, $3.4 million of which was classified as a current liability.  As of August 25, 2007, our amended and restated credit facility consisted of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $38.4 million, outstanding letters of credit of $52.4 million and available borrowings of $109.2 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our amended and restated credit facility have funded our acquisitions, working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our amended and restated credit facility as of August 25, 2007.

In addition to outstanding borrowings under our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $160.0 million and capital lease and other obligations of $17.2 million as of August 25, 2007.

 Capital spending through fiscal year 2008 is expected to approximate $50.0 million. These expenditures are primarily for plant expansion, equipment renewals and improvements, including $3.1 million for environmental and air pollution control.

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

Operating Activities

Net cash used in operating activities was $4.2 million in fiscal year 2007 as compared to net cash provided of $47.7 million in fiscal year 2006. The $51.9 million change was due primarily to a net increase in working capital requirements in the current period resulting from higher beef inventory volumes and higher accounts receivable balances which were driven by larger production volumes and generally higher prices.  Also contributing to the change in operating activities were lower accrued insurance and accrued compensation and benefits balances as well as a lower net income in fiscal year 2007.

Net cash provided by operating activities was $47.7 million in fiscal year 2006 and $62.7 million in fiscal year 2005. The $15.0 million decrease was due primarily to a net increase in working capital requirements in fiscal year 2006 resulting from the increased beef inventory levels, partially offset by an increase in accounts receivable collections and by increased net income in fiscal year 2006.

Investing Activities

Net cash used in investing activities was $41.4 million in fiscal year 2007 as compared to $32.9 million for fiscal year 2006, an increase of $8.5 million. The increase was primarily attributable to more capital spending during fiscal year 2007.

Net cash used in investing activities was $32.9 million in fiscal year 2006 compared to $12.1 million for fiscal year 2005, an increase of $20.8 million. The increase was due primarily to an increase in capital spending in fiscal year 2006.

Financing Activities

Net cash provided by financing activities was $47.4 million in fiscal year 2007 as compared to net cash used of $16.1 million for fiscal year 2006. The $63.5 million change was primarily attributable to a $52.9 million difference in repayment of Brawley Beef, LLC debt, associated with the Brawley Beef acquisition, a $15.6 million difference in revolving credit borrowings, the acquisition of indebtedness through capital lease, and an $8.0 million change in overdraft balances, partially offset by a $10.0 million decrease in borrowings under our term note and $7.4 million in repayments of our term note during fiscal year 2007 as compared to fiscal year 2006.

Net cash used in financing activities was $16.1 million in fiscal year 2006 compared to $40.3 million for fiscal year 2005.  The $24.2 million change was due primarily to an increase in net borrowings on the revolver loan of $31.0 million and a $46.4 million increase in borrowings under our term note, which was partially offset by the $52.9 million repayment of Brawley Beef, LLC debt, associated with the Brawley Beef acquisition, in fiscal year 2006 compared to fiscal year 2005.

Amended and Restated Senior Credit Facilities

            Effective July 25, 2007, we amended and restated our existing senior credit facility with a consortium of banks.  The facility now consists of a $202.6 million term loan that matures in May 2016 and a $200.0 million revolving line of credit loan that matures in July 2012 that is subject to certain borrowing base limitations.  This sixth amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.7 million from the fifth amended and restated credit facility as well as additional finance and legal charges associated with the sixth amended and restated credit facility of less than $0.1 million were expensed in Other, net in the Statement of Operations during the fiscal year ended August 25, 2007.

            Borrowings under the facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of August 25, 2007, the interest rate for the revolving loan was equal to 6.95%.   The applicable margin for the Company’s term loan was also revised to a grid basis with different margins for Funded Debt to EBITDA Ratios greater than 3.50 to 1.00 and less than 3.50 to 1.00.  As of August 25, 2007, the interest rate for the term loan was equal to 7.3207%.

            The revolving line of credit and the term loan will have no financial covenants unless the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter.  If the borrowing base availability falls below these amounts, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  The advance rates under the borrowing base have increased to 90% on eligible accounts and 70% on eligible inventory.

            The borrowings under the revolving loan are available for the Company’s working capital requirements, capital expenditures and other general corporate purposes.  The amended and restated credit facility is secured by a first priority lien on substantially all of the Company’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $3.5 million on the last business day of each June and December commencing on June 30, 2011.  All outstanding amounts of the term loan are due and payable on May 30, 2016.  Prepayment is allowed at any time.

            The amended and restated credit facility contains customary affirmative covenants, including, without limitation, conduct of business, the maintenance of insurance, compliance with laws, maintenance of properties, keeping of books and records, and the furnishing of financial statements.  The facility also contains customary negative covenants, including without limitation, restrictions on the following:  distributions, mergers, sale of assets, investments and acquisitions, encumbrances, indebtedness, affiliate transactions, and ERISA matters.

            The amended and restated credit facility contains customary events of default, including without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of the Company’s property, changes in control of the Company, the failure of any of the loan documents to remain in full force, and the Company’s failure to properly fund its employee benefit plans.  The facility also includes customary provisions protecting the lenders against increased cost or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

Industrial Revenue Bonds

In conjunction with the fourth amendment and restatement of our credit facility, effective December 30, 2004, we entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City purchased our Dodge City facility (the “facility”) by issuing $102.3 million in bonds due in December 2014, and leased the facility to us for an identical term under a capital lease.  The City’s bonds were purchased by us using proceeds of our term loan under the fourth amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, we, in effect, control enforcement of the lease against ourselves.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides us with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

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

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 3.7% in fiscal year 2007. We have the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, we assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal year 2007 was 3.7%.  These bonds have a maturity date of October 1, 2016.  We have the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

Utilities Commitment

            Effective December 30, 2004, we finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, we have committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million, $1.2 million and $1.4 million were paid in fiscal years 2005, 2006 and 2007, respectively.  Payments under the commitment will be $1.4 million in each of the fiscal years 2008 and 2009, $1.7 million in fiscal year 2010 and $0.8 million in fiscal year 2011, with the balance of $10.6 million to be paid in subsequent years.

10 ½% Senior Notes

The 10 ½% Senior Notes will mature on August 1, 2011.  Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year, which commenced on February 1, 2004.  The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all of our other senior unsecured obligations.  With limited exceptions, the Senior Notes were not redeemable before August 1, 2007.  During the 12 month period commencing August 1, 2007 and August 1, 2008, the Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount.  Thereafter, the Senior Notes may be redeemed at 100% of face value.  The Indenture governing the Senior Notes contains certain covenants that restrict our ability to:

  incur additional indebtedness;

  make restricted payments;

  make distributions on or redeem our equity interests;

  sell our assets;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

Cash Payment Obligations

       The following table describes our cash payment obligations as of August 25, 2007 (in thousands):

	Total	Year 1 FY08	Year 2 FY09	Year 3 FY10	Year 4 FY11	Year 5 FY12	After Year 5
Term loan facility	$202,616	$—	$—	$—	$—	$—	$202,616
Revolving credit facility	38,368	—	—	—	—	38,368	—
Senior notes	160,000	—	—	—	160,000	—	—
Industrial Revenue Bonds	20,665	—	—	5,850	—	—	14,815
Capital leases	20,173	4,474	4,925	2,887	1,659	1,659	4,569
City of Brawley loan	200	—	40	40	40	40	40
Operating leases	36,464	13,424	10,736	7,821	3,273	1,150	60
Purchase commitments	10,674	10,674	—	—	—	—	—
Cattle commitments (1)	97,155	97,155	—	—	—	—	—
Utilities commitment	15,903	1,399	1,379	1,734	818	820	9,753
Total	$602,218	$127,126	$17,080	$18,332	$165,790	$42,037	$231,853

(1)  We make a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to our plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at our facilities.  This amount approximates our outstanding cattle commitments at August 25, 2007, which includes $63.0 million for cattle delivered on or before August 25, 2007 and $34.1 million for cattle to be delivered after August 25, 2007.

Off-Balance Sheet Arrangements

As of August 25, 2007 we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe that our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material affect on our operations in fiscal years 2007, 2006 and 2005. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

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

            We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  We feel that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of August 25, 2007, and August 26, 2006, the potential change in the fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $5.2 million and $1.4 million, respectively.

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

We have long-term debt with variable interest rates. Our variable interest expense is sensitive to changes in the general level of interest rates.  As of August 25, 2007, most of our debt is borrowed at LIBOR plus a weighted average margin rate of 2.0%. As of August 25, 2007, the weighted average interest rate on our $261.6 million of variable interest debt was approximately 7.1%.

We had total interest expense of approximately $39.4 million in fiscal year 2007 and approximately $32.0 million in fiscal year 2006. The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $5.0 million in fiscal year 2007 and approximately $3.4 million in fiscal year 2006.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Our consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A(T).         CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 25, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

ITEM 9B.               OTHER INFORMATION

            None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

The following table provides certain information regarding the members of our board of managers and our executive officers. Each member of the board of managers and executive officer will hold office until a successor is elected or qualified or until the earlier of his death, resignation or removal.

	Age as of
Name	August 25, 2007	Positions

John R. Miller	54	Chief Executive Officer and Manager

Timothy M. Klein	50	President and Chief Operating Officer

Jay D. Nielsen	52	Chief Financial Officer

Terry L. Wilkerson	56	Executive Vice President, Strategic Business Development

David L. Grosenheider	50	Executive Vice President, Business Planning and Analysis

Steve James	53	Executive Vice President, Beef Operations

Monte E. Lowe	49	Executive Vice President, Sales and Marketing

Scott H. Smith	54	General Counsel and Secretary

Steven D. Hunt	48	Chairman of Board of Managers

Richard A. Jochum	47	Manager

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

Audit Committee

The board of managers of NBP has established an audit committee consisting of Messrs. Hunt and Jochum, even though it is not required to do so. The Board of Managers has determined that Mr. Hunt is an “audit committee financial expert” as defined in Item 401(h)(2) of Regulation S-K promulgated by the Securities and Exchange Commission, but is not independent as defined by NASDAQ.

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

ITEM 11.               EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

            This section provides a discussion of the background and objectives of our compensation programs for senior management, including the following officers whom we refer to as our named executive officers:

Name	Title
John R. Miller	Chief Executive Officer
Jay D. Nielsen	Chief Financial Officer
Timothy M. Klein	President and Chief Operating Officer
Terry L. Wilkerson	Executive Vice President, Strategic Business Development
David L. Grosenheider	Executive Vice President, Business Planning and Analysis

The descriptions of various employee benefit plans and employment-related agreements in this section are qualified in their entirety by reference to the full text or detailed descriptions of the plans and agreements, which are incorporated by reference into this Annual Report on Form 10-K.

Board of Managers and Role of Management

            The Board of Managers of the Company (the “Board”) has the overall responsibility for monitoring and approving the compensation programs for our named executive officers and making decisions regarding compensation to be paid or awarded to them.  The Board makes all compensation-related decisions that affect Messrs. Miller and Klein.  Messrs. Miller and Klein, with input from the Board, make compensation-related decisions for all other senior management.

Objectives and Design of Our Compensation Program

            Our executive compensation program is designed to attract, retain, and reward talented executives who can contribute to our long term success and is based on the following general principles:

  compensation must be competitive with that offered by other companies that compete with us;
  differences in compensation should reflect differing levels of responsibilities; and
  performance-based compensation should focus on critical business objectives and align pay through performance-leveraged incentive opportunities.

The Board recognizes that the engagement of strong talent in critical functions may entail recruiting new executives at times and involve negotiations with individual candidates.  As a result, the Board may determine in a particular situation that it is in the best interests of the Company to negotiate compensation packages that deviate from our general compensation philosophy.

            The Board generally does not seek input from outside compensation consultants with respect to annual compensation decisions.

Elements of Our Compensation Program

Base Salaries

            Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program.  The relative levels of base salary for named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with the Company.  Messrs. Miller and Klein from time to time may receive a substantially greater portion of their total compensation in the form of incentive pay because of the incentive opportunities negotiated as part of their employment agreements described later in this section.

Annual and Long Term Incentives

            We maintain an annual incentive plan called the Management Incentive Program for the purpose of providing additional incentive compensation opportunities for our management and professional employees.  With the exception of Messrs. Miller and Klein, all of our named executive officers participated in the Management Incentive Program for fiscal year 2007.  Bonuses are earned under the plan if the Company attains certain minimum profit objectives in the applicable fiscal year.  The bonus pool available for management personnel is calculated pursuant to the formula set forth in the plan document and paid to participants by November 30 following the end of the applicable fiscal year.  The annual bonus amounts are relatively modest on an individual by individual basis and do not constitute a material element of the total compensation earned by our named executive officers.

            We also maintain a long term incentive plan called the Management Long Term Incentive Plan (“LTIP”).  Participation is determined by the Chief Executive Officer for each fiscal year and is limited solely to key management employees who have a significant impact on the Company’s long term, strategic results.  With the exception of Messrs. Miller and Klein, all of our named executive officers participated in this plan for fiscal year 2007.

            Prior to or shortly after the beginning of each fiscal year, our Chief Executive Officer establishes the performance goals for the fiscal year and allocates to each participant a specified portion of the total incentive pool available for award under our LTIP.  In determining each participant’s portion of the total pool, we consider the participant’s ability to influence overall performance.  The more senior the employee’s position with the Company, the greater the portion of compensation that varies with performance.  The Chief Executive Officer is not required to allocate the entire LTIP incentive pool for a given fiscal year and may reserve a portion to be used for discretionary awards in recognition of extraordinary individual performance.  Amounts earned for any fiscal year vest in three equal installments, with the first tranche vesting at the end of the third year following the year in which the award is earned.  For example, fiscal year 2007 awards will vest in equal installments of 33-1/3% each following the end of fiscal years 2010, 2011 and 2012.  Until paid, amounts credited under the LTIP accrue interest at the weighted cost of debt capital for the Company.  An executive will receive his incentive payment in cash at the time of vesting unless he elects to defer receipt of payment by making a timely deferral election in accordance with the terms of the plan.

            No bonuses will be earned under the LTIP unless the Company attains a return on capital of at least 15%.  In fiscal year 2007, $320,454 was generated under the formula used to calculate the LTIP.  For fiscal year 2007, an additional discretionary amount of $400,000 was added to the LTIP pool for a total of $720,454.  Of this amount, approximately 5.4%, 8.9% and 8.9% was allocated to Messrs. Nielsen, Wilkerson and Grosenheider, respectively.  The discretionary amount was added by senior management in an effort to maintain overall compensation that is competitive with the market and to create additional retention incentives.

            Messrs. Miller and Klein do not participate in our annual or long term incentive plans.  Instead, each officer is eligible for annual and long term incentives set forth in their respective employment agreements described below.

Employee Benefits

            Each of our named executive officers is entitled to participate in Company’s employee benefit plans (including 401(k) retirement savings, medical, dental, and life insurance benefits) on the same basis as other employees.

Employment-Related Agreements

            Messrs. Miller and Klein are the only two named executive officers of the Company covered by an employment agreement.

Agreement with John R. Miller

            On August 6, 2003, we negotiated an agreement with Mr. Miller to continue to serve as our Chief Executive Officer for a term of five years at an initial annual salary of $900,000.  In addition to his salary, Mr. Miller receives a quarterly bonus of approximately $75,000 per fiscal quarter (so long as we are permitted to make restricted payments pursuant to our existing amended and restated credit facility), an annual bonus based on our earnings before taxes for each year and a long term bonus based on our earnings before interest and taxes.  Mr. Miller also is entitled to receive certain benefits described in his employment agreement and other customary benefits in accordance with our Company policies.

            Mr. Miller’s annual “earnings-based” bonus is computed applying the following formula:  (a) if the Company’s cumulative earnings before taxes (“EBT”) during the fiscal year exceeds $20,000,000, 2.75% of such excess, up to EBT of $80,000,000; plus (b) if such cumulative EBT exceeds $80,000,000, 1.0% of such excess.  Mr. Miller’s long term bonus is based on the following formula and is subject to Mr. Miller continuous employment through the last day of fiscal year 2008:  (a)  if the Company’s cumulative earnings before interest and taxes (“EBIT”) during the period from the first day of fiscal year 2006 through the last day of fiscal year 2008 exceeds $76,667,000, 7.0% of such excess, up to cumulative EBIT of $100,000,000; plus (b) if such cumulative EBIT exceeds $100,000,000, 2.0% of such excess, up to cumulative EBIT of $116,667,000; plus (c) if such cumulative EBIT exceeds $116,667,000, 1.0% of such excess.

            If we terminate Mr. Miller’s employment without cause or if he terminates his employment with good reason, he will continue to receive his then-current salary and specified bonuses and we will maintain certain fringe benefits on his behalf for the remainder of the five-year term specified in his employment agreement.  Mr. Miller’s employment agreement also contains a covenant not to compete, subject to certain conditions.

            On August 6, 2003, we also entered into a deferred equity incentive compensation agreement with Mr. Miller in recognition of his past services to the Company.  Pursuant to this agreement, Mr. Miller will receive 6,057,143 Class A interests and 609,524 Class C interests upon the earlier of a specified major liquidity transaction, a change of control of the Company, or August 6, 2008.

Agreement with Timothy M. Klein

            On August 6, 2003, we negotiated an agreement with Mr. Klein to continue to serve as our President and Chief Operating Officer for a term of eight years at an initial annual salary of $500,000.  In addition to his salary, Mr. Klein receives a quarterly bonus of approximately $37,500 per fiscal quarter (so long as we are permitted to make restricted payments pursuant to our existing amended and restated credit facility), an annual bonus based on our earnings before taxes for each year and long term bonuses based on our earnings before interest and taxes.  Mr. Klein also is entitled to receive certain benefits described in his employment agreement and other customary benefits in accordance with our Company policies.

            Mr. Klein’s annual earnings-based bonus is computed applying the formula described in footnote (3) to the Grants of Plan-Based Awards table set forth below.  Mr. Klein’s long term bonus opportunities include the following:

  If Mr. Klein is continuously employed through the last day of fiscal year 2009, he will be entitled to a bonus equal to:  (a) if the Company’s cumulative earnings before interest and taxes (“EBIT”) during the period from the first day of fiscal year 2006 through the last day of fiscal year 2009 exceeds $115,000,000, 3.9% of such excess, up to cumulative EBIT of $150,000,000; plus (b) if such cumulative EBIT exceeds $150,000,000, 1.1% of such excess, up to cumulative EBIT of $175,000,000; plus (c) if such cumulative EBIT exceeds $175,000,000, .6% of such excess.

  If Mr. Klein is continuously employed through the last day of fiscal year 2011, he will be entitled to an additional long term bonus equal to:  (a) if the Company’s cumulative earnings before interest and taxes (“EBIT”) during the period from the first day of fiscal year 2009 through the last day of fiscal year 2011 exceeds $76,667,000, 3.9% of such excess, up to cumulative EBIT of $100,000,000; plus (b) if such cumulative EBIT exceeds $100,000,000, 1.1% of such excess, up to cumulative EBIT of $116,667,000; plus (c) if such cumulative EBIT exceeds $116,667,000, .6% of such excess.

            If we terminate Mr. Klein without cause or if he terminates his employment with good reason, he will continue to receive his then-current salary and specified bonuses and we will maintain certain fringe benefits on his behalf for the remainder of the eight-year term specified in his employment agreement.  Mr. Klein’s employment agreement also contains a covenant not to compete, subject to certain conditions.

            On August 6, 2003, we also entered into a deferred equity incentive compensation agreement with Mr. Klein in recognition of his past services to the Company.  Pursuant to this agreement, Mr. Klein will receive 3,028,571 Class A interests and 304,762 Class C interests upon the earlier of a specified major liquidity transaction, a change of control of the Company, or August 6, 2008.

Impact of Tax and Accounting Treatments

            We believe that the compensation paid to our named executive officers is fully deductible under the Internal Revenue Code at the time it is paid.  We further believe that Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”) does not have a material effect on our compensation program because we do not award stock options, restricted shares or other equity-based compensation.

Timing of Compensation Decisions

            Prior to or shortly after the beginning of each fiscal year, the Board and our Chief Executive Officer review prior year performance and authorize the distribution of annual and long term incentives, if any, for the prior year.  Any changes in base salaries may also be considered at this time.  The Board and Chief Executive Officer may deviate from this general practice when appropriate under the circumstances.

Stock Ownership Guidelines

            The Company does not impose any minimum equity guidelines for our named executive officers.

Compensation Board Report

            The Board has reviewed and discussed the foregoing Compensation Discussion and Analysis with the Company’s senior management.  Based on the Board’s review of and discussions with management, the Board has included this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

            The foregoing report is provided by the following managers, who constitute the Board:

Steven D. Hunt

Richard A. Jochum

John R. Miller

Summary Compensation Table

            The table below sets forth information regarding the fiscal year compensation for our named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value ($)	All Other C ompensation ($)	Total ($)
John R. Miller, Chief Executive Officer	2007	900,000	-	-	352,854 (1)	-	4,772 (2)	1,257,626
Jay D. Nielsen, Chief Financial Officer	2007	165,000	9,037 (3)	-	55,812 (4)	-	4,274 (5)	234,123
Timothy M. Klein, President and Chief Operating Officer	2007	500,000	-	-	176,427 (6)	-	5,074 (7)	681,501
Terry L. Wilkerson, Executive Vice President, Strategic Business Development	2007	260,577	14,271 (3)	-	91,872 (8)	-	10,644 (9)	377,364
David L. Grosenheider, Executive Vice President, Business Planning and Analysis	2007	242,789	13,297 (3)	-	91,872 (10)	-	5,420 (11)	353,378

(1)	This amount was earned pursuant to the terms of Mr. Miller’s employment agreement dated August 6, 2003, and is comprised of quarterly bonuses of $300,000 and an annual earnings-based bonus of $52,854.
(2)	This amount is comprised of a Company matching payment toward a 401(k) retirement plan of $3,798 as well as a premium payment of life insurance benefit of $974.
(3)	The amount represents the executive’s portion of the $1.8 million aggregate discretionary bonus approved for management employees.
(4)

This amount is comprised of $38,596 earned under the Management Long Term Incentive Plan and $17,216 of accrued interest attributable to amounts credited on the executive’s behalf under the Management Long Term Incentive Plan for prior fiscal years.

(5)	This amount is comprised of a Company matching payment toward a 401(k) retirement plan of $3,300 as well as a premium payment of life insurance benefit of $974.
(6)	This amount was earned pursuant to the terms of Mr. Klein’s employment agreement dated August 6, 2003, and is comprised of quarterly bonuses of $150,000 and an annual earnings-based bonus of $26,427.
(7)	This amount is comprised of a Company matching payment toward a 401(k) retirement plan of $4,100 as well as a premium payment of life insurance benefit of $974.
(8)

This amount is comprised of $64,326 earned under the Management Long Term Incentive Plan and $27,546 of accrued interest attributable to amounts credited on the executive’s behalf under the Management Long Term Incentive Plan for prior fiscal years.

(9)	This amount is comprised of a Company matching payment toward a 401(k) retirement plan of $4,869 as well as a premium payment of life insurance benefit of $5,775.
(10)	This amount is comprised of $64,326 earned under the Management Long Term Incentive Plan and $27,546 of accrued interest attributable to amounts credited on the executive’s behalf under the Management Long Term Incentive Plan for prior fiscal years.
(11)	This amount is comprised of a Company matching payment toward a 401(k) retirement plan of $4,446 as well as a premium payment of life insurance benefit of $974.

Grants of Plan-Based Awards in Fiscal Year 2007

            The table below sets forth information regarding grants of non-equity plan-based awards made to our named executive officers during fiscal year 2007.  The Summary Compensation Table above reflects the actual dollar amounts earned under our annual and long term incentive plans.

Name and Principal Position	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)
John R. Miller, Chief Executive Officer	-	-	N/A (1)	-	-	-	-	-
Jay D. Nielsen, Chief Financial Officer	-	-	36,198 (2)	-	-	-	-	-
Timothy M. Klein, President and Chief Operating Officer	-	-	N/A (3)	-	-	-	-	-
Terry L. Wilkerson, Executive Vice President, Strategic Business Development	-	-	60,330 (2)	-	-	-	-	-
David L. Grosenheider, Executive Vice President, Business Planning and Analysis	-	-	60,330 (2)	-	-	-	-	-
(1)

Pursuant to Mr. Miller’s employment agreement, he is entitled to an annual bonus based on the following formula:  (a) if the Company’s cumulative earnings before taxes (“EBT”) during the fiscal year exceeds $20,000,000, 2.75% of such excess, up to EBT of $80,000,000; plus (b) if such cumulative EBT exceeds $80,000,000, 1.0% of such excess.  The actual bonus amount for fiscal year 2007 is shown in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.  There is no threshold or maximum amount.

(2)

This amount represents the executive’s share of the aggregate incentive pool for fiscal year 2007 under the Management Long Term Incentive Plan applying the plan’s formula and assuming the 15% target threshold is achieved.  The actual bonus amount for fiscal year 2007 is shown in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.  There is no threshold or maximum amount.

(3)

Pursuant to Mr. Klein’s employment agreement, he is entitled to an annual bonus based on the following formula:  (a) if the Company’s cumulative earnings before taxes (“EBT”) during the fiscal year exceeds $20,000,000, 1.375% of such excess, up to EBT of $80,000,000; plus (b) if such cumulative EBT exceeds $80,000,000 .50% of such excess.  The actual bonus amount for fiscal year 2007 is shown in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.  There is no threshold or maximum amount.

Option Exercises and Stock Vested in Fiscal Year 2007

            The Company does not utilize stock options, restricted shares or similar equity-based awards for our named executive officers and there were no such awards exercised or vested during fiscal year 2007.

Retirement Plans

            We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees.  Our named executive officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan.  The Company makes a matching contribution to this plan equal to 50% of each participant’s own elective contributions up to 4% of salary.  The Company also has the discretion to make annual profit sharing contributions that are allocated among all eligible participants in proportion to their respective compensation.  The Summary Compensation Table above reflects the actual dollar amounts contributed to our Profit Sharing and Savings Plan on each named executive officer’s behalf.

Nonqualified Deferred Compensation

         The following table reflects the amounts credited under our Management Long Term Incentive Plan on behalf of our named executive officers.  We do not maintain any other non-qualified deferred compensation plans.

Name and Principal Position	Executive contributions in last fiscal year ($)	Registrant contributions in last fiscal year ($)	Aggregate earnings in last fiscal year ($)	Aggregate withdrawals/ Distributions ($)	Aggregate balance at fiscal year end ($)
John R. Miller, Chief Executive Officer	-	-	-	-	(1)
Jay D. Nielsen, Chief Financial Officer	-	38,596 (2)	17,216 (3)	129,339 (4)	226,651 (5)
Timothy M. Klein, President and Chief Operating Officer	-	-	-	-	(6)
Terry L. Wilkerson, Executive Vice President, Strategic Business Development	-	64,326 (2)	27,546 (3)	206,943 (4)	365,214 (5)
David L. Grosenheider, Executive Vice President, Business Planning and Analysis	-	64,326 (2)	27,546 (3)	206,973 (4)	365,214 (5)

(1)

Pursuant to Mr. Miller’s Deferred Equity Incentive Compensation Agreement dated August 6, 2003, 6,057,143 Class A interests and 609,524 Class C interests were earned by Mr. Miller for services performed prior to August 6, 2003.  The Class A and Class C interests will be issued upon the earlier of a specified major liquidity transaction, a change of control of the Company or August 6, 2008.  The estimated value of the Class A and Class C interests is $6,666,667, which is based on the appraised value of certain redemption rights related to the Class A and Class C interests and may differ materially from the actual value.

(2)

This amount represents the amount awarded to the executive under our Management Long Term Incentive Plan for fiscal year 2007.  This amount is also included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

(3)	This amount represents accrued interest on the incentive bonuses credited on the executive’s behalf under our Management Long Term Incentive Plan for fiscal year 2006 and earlier years.
(4)	This amount represents the vested incentive payments paid to executive during 2007 under our Management Long Term Incentive Plan attributable to fiscal year 2006 and earlier years.
(5)	This amount represents the aggregate unpaid incentive bonuses (both vested and non-vested) credited on executive’s behalf under our Management Long Term Incentive Plan for all fiscal years.

(6)	Pursuant to Mr. Klein’s Deferred Equity Incentive Compensation Agreement dated August 6, 2003, 3,028,571 Class A interests and 304,762 Class C interests were earned by Mr. Klein for services performed prior to August 6, 2003. The Class A and Class C interests will be issued upon the earlier of a specified major liquidity transaction, a change of control of the Company or August 6, 2008. The estimated value of the Class A and Class C interests is $3,333,333, which is based on the appraised value of certain redemption rights related to the Class A and Class C interests and may differ materially from the actual value.

Potential Payments upon Termination or Change in Control

            The following table provides an estimate of the payments and benefits that would be paid to Messrs. Miller and Klein, at August 25, 2007, upon voluntary or involuntary termination of employment.  The table does not reflect any payments or benefits that would be paid to our officers generally, including for example accrued salary and vacation pay or normal distribution of account balances under our qualified defined contribution plan.  Messrs. Nielsen, Wilkerson and Grosenheider are not shown below as the Company does not have any obligation to pay them any severance related compensation pursuant to a change in control, severance or similar agreement, plan or policy.

Name and Principal Position	Termination by executive for good reason ($)	Termination by us without cause ($)	Death or disability ($)
John R. Miller, Chief Executive Officer (1)
• Base Salary	900,000	900,000	900,000
• Incentive Pay	3,533,314	3,533,314	3,533,314
• Fringe Benefits	9,384	9,384	9,384	(3)
• Total	4,442,698	4,442,698	4,442,698
Timothy M. Klein, President and Chief Operating Officer (2)
• Base Salary	2,000,000	2,000,000	500,000
• Incentive Pay	7,773,272	7,773,272	1,852,920
• Fringe Benefits	38,746	38,746	9,686	(3)
• Total	9,812,018	9,812,018	2,362,607

(1)	The items shown in this table reflect the Company’s estimated obligations through the term of Mr. Miller’s employment agreement. The term of his agreement expires August 30, 2008.
(2)	The items shown in this table reflect the Company’s estimated obligations through the term of Mr. Klein’s employment agreement. The term of his agreement expires August 27, 2011.
(3)	Not payable in the event of death.

Manager Compensation

            The members of our Board of Managers do not receive any separate compensation for serving in such capacity other than reimbursement of their out-of-pocket business expenses.

Compensation Committee Interlocks and Insider Participation

            The Board makes all compensation-related decisions that affect Mr. Miller, our Chief Executive Officer, and Mr. Klein, our President and Chief Operating Officer.  Messrs. Miller and Klein, with input from the Board, make compensation-related decisions for all other senior management.  Other than as disclosed under Item 13. Transactions with Related Persons, and Director Independence below, none of our executive officers served as:

  a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Board; or
  a director of another entity, one of whose executive officers served on our Board.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as of August 25, 2007 with respect to the beneficial ownership of the membership interests of National Beef by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of National Beef, (ii) each of the members of our board of managers, (iii) each of our named executive officers, (iv) other executive officers who beneficially own membership interests in National Beef, and (v) all of the members of our board of managers and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

Beneficial Owner	Class B Interest	Percentage of Class
U.S. Premium Beef, LLC	10,664,475	54.76%
NBPCo Holdings, LLC (1)	3,810,044	19.56%
David L. Grosenheider	—	—
Steven D. Hunt	—	—
Richard A. Jochum	—	—
Timothy M. Klein (2)	1,428,571	7.34%
John R. Miller (3)	2,857,143	14.67%
Jay D. Nielsen	—	—
Scott H. Smith (4)	714,286	3.67%
Terry L. Wilkerson	—	—
All managers and executive officers as a group (9 persons)	5,000,000	25.68%

(1)	Eldon N. Roth is the controlling stockholder of NBPCo Holdings, LLC and is deemed to beneficially own the interests held by NBPCo Holdings, LLC.
(2)	Mr. Klein holds some of his interests through TKK Investments, LLC, and TMKCo., LLC, both of which are Missouri limited liability companies that are beneficially owned by Mr. Klein.
(3)	Mr. Miller holds some of his interests through French Basin Land & Cattle Co., LLC, a Utah limited liability company that is beneficially owned by Mr. Miller.
(4)	Mr. Smith holds his interests through S-B Enterprises V, LLC, a Utah limited liability company that is beneficially owned by Mr. Smith.

Equity Interests

U.S. Premium Beef, NBPCo Holdings and Messrs. Miller, Klein and Smith hold Class A and/or Class B interests in us. In addition, in connection with USPB’s purchase of a majority interest in us in August 2003, Messrs. Miller and Klein will be issued, after the earlier of the occurrence of a specified major liquidity transaction, change of control or August 2008, an aggregate of up to 9,085,714 Class A interests and up to 914,286 Class C interests in us in lieu of approximately $10 million in cash payments owed under existing employment arrangements.

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

Class B Interests. Class B interests, together with the Class C interests described below, are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by us after allocation of income attributable to the Class A priority distribution. In addition, the holders of Class B interests are entitled to receive quarterly distributions to make tax payments, which consist of 48% of our remaining estimated taxable net income after the Class A priority distributions are made. Certain of the Class B interests (B-2 interests) issued to management are in the form of “profits interests” issued in exchange for services previously rendered. The B-2 interests have rights in liquidation only to the extent of their profits interest. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

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

U.S. Premium Beef holds approximately 54.8% of the Class B interests, as well as approximately 74.1% of the outstanding Class A interests, with an aggregate face amount of approximately $94.7 million. NBPCo Holdings owns approximately 19.5% of the Class B interests, as well as approximately 24.7% of the outstanding Class A interests, with an aggregate face amount of approximately $31.5 million. Messrs. Miller, Klein and Smith own approximately 25.7% of the Class B interests, and Mr. Smith owns approximately 1.2% of the outstanding Class A interests with an aggregate face amount of approximately $1.5 million. After the earlier of the occurrence of a specified major liquidity transaction, change of control or August 2008, Messrs. Miller and Klein will be issued an aggregate of up to 9,085,714 Class A interests with an aggregate face amount of approximately $9.1 million and up to 914,286 Class C interests with an aggregate face amount of approximately $0.9 million in lieu of approximately $10 million in cash payments owed under prior or existing employment arrangements pursuant to deferred compensation agreements entered into in connection with the ownership changes that occurred on August 6, 2003. See Item 1, Business—General, and Item 11, Executive Compensation—Employment Arrangements. These amounts were previously expensed as compensation expense in our financial statements.

We do not have any equity compensation plans under which equity securities of National Beef are authorized for issuance.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

            Simultaneous with the ownership changes on August 6, 2003, all of the holders of our membership interests entered into a limited liability company agreement that provides for, among other things, election of our Board, the powers of our Board and our officers, approval rights for certain of our equity holders, restrictions and rights related to the transfer, sale or purchase of our membership interests, and preemptive and repurchase rights.

            The limited liability company agreement provides that NBPCo Holdings and the members of management who hold membership interests in us have the right to request that we purchase their membership interests under certain circumstances.  At any time after July 31, 2008, the members of management will have the right to request that we repurchase their membership interests, except Mr. Klein will only be permitted to make this request with respect to 25% of his interests before July 31, 2011. The value of the management interests will be determined by a mutually agreed appraisal process. We will have the ability to delay any purchase of membership interests for four months twice in any two year period if the Board determines that it would not be financially advisable for us to complete the repurchase. If we do not, or are not able to, delay a requested repurchase and are not able to effect the repurchase within six months, the members of management have the right to cause the Board to commence a sale process of us. NBPCo Holdings will have the right to participate in any transaction undertaken by us to satisfy the rights of management.

            At any time after July 31, 2010, NBPCo Holdings will have the right to request that we repurchase its membership interests if it still holds 10% of our Class B interests. The value of the NBPCo Holdings interests will be determined by a mutually agreed appraisal process. We will have the ability to delay any repurchase of membership interests for four months twice in any two year period if the Board determines that it would not be financially advisable to complete the repurchase. If we do not, or are not able to, delay a requested repurchase and are not able to effect the repurchase within six months, NBPCo Holdings has the right to cause the Board to commence a sale process of us. Management will have the right to participate in any transaction undertaken by us to satisfy the rights of NBPCo Holdings.

Transactions with U.S. Premium Beef

            In December 1997, we entered into a contract with U.S. Premium Beef to purchase a portion of our annual cattle requirements.  In connection with U.S. Premium Beef's purchase of its interest in Farmland National Beef, U.S. Premium Beef obtained the right, and became subject to the obligation, if requested, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef's ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  U.S. Premium Beef now facilitates the delivery of cattle annually to us through its individual producer-owners.  The purchase price for the cattle is determined by our pricing grid, which, under the terms of our agreement with U.S. Premium Beef, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing we offer to other suppliers. During fiscal year 2007, we obtained approximately 17.3% of our cattle requirements from U.S. Premium Beef and its producer-owners.  Any new purchase agreements and payment formulas with U.S. Premium Beef must be consistent with our agreement existing at the time U.S. Premium Beef acquired majority interest in us on August 6, 2003.

Transactions with Beef Products, Inc.

            Since 1994, we have had a business relationship with Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings, whereby we sell beef trimmings, referred to as trim, to BPI, and we purchase processed lean beef from BPI for use in our ground beef operations. Our aggregate sales of trim to BPI totaled approximately $89.1 million in fiscal year 2007.  Our aggregate purchases of processed lean beef from BPI totaled approximately $14.2 million in fiscal year 2007.

Transactions with John R. Miller

            In October 2003, we entered into an aircraft lease agreement under which we lease a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which Mr. Miller is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During fiscal year 2007, we paid $0.8 million to lease the aircraft and $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

            In December 2004, we entered into an aircraft lease agreement under which we lease a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which Mr. Miller is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During fiscal year 2007, we paid $0.8 million to lease the aircraft and $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

            We believe that the terms of these aircraft leases are at least as favorable to us as we could have obtained from unaffiliated third parties.

See Item 10.  “Directors And Executive Officers of the Registrant” for additional information regarding the independence of our audit committee financial expert.  None of our managers is an “independent director” as defined by NASDAQ.

The Company’s Limited Liability Company Agreement requires consent of certain members for any contract with a member or its affiliates other than (i) arms-length, ordinary course contracts whose terms and conditions are disclosed to the Board of Managers prior to commencement, and (ii) transactions specified in the employment agreement with Mr. Miller.  In addition, no contract or transaction between the Company and a Manager or its affiliate (or in which they have a material financial interest) is void if the material facts are disclosed to the Board of Managers when the contract is authorized and the contract is approved in accordance with the Limited Liability Company Agreement.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

             KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 25, 2007 and August 26, 2006.

Type of Service	52 Weeks Ended August 25, 2007	52 Weeks Ended August 26, 2006
	(amounts in thousands)
Audit Fees	$303	$286
Audit-Related Fees	9	1
Tax Fees	—	18
All Other Fees	—	—
Total	$312	$305

Audit Fees

            Audit fees relate to the audit of our consolidated financial statements, the reviews of quarterly reports on Form 10-Q and the review of the annual report on Form 10-K.

Audit-Related Fees

            Audit-related fees in fiscal years 2007 and 2006 primarily relate to consultations on accounting related matters.

Tax Fees

            Tax fees relate to tax compliance, tax advice and tax planning services.

All Other Fees

            We did not pay any other type of fee and did not receive any other services from KPMG LLP during fiscal years 2007 and 2006.

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

(b) The following documents are filed or incorporated by reference as exhibits to this report:

2.1+

Contribution Agreement dated as of May 19, 2006 between Brawley Beef, LLC, National Beef California, L.P. and National Beef Packing Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

2.2+

Contribution Agreement dated as of May 30, 2006 between U.S. Premium Beef, LLC and Brawley Beef, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

2.3+

Contribution Agreement dated as of May 30, 2006 between National Beef Packing Company, LLC and U.S. Premium Beef, LLC (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

3.1(a)	Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of August 6, 2003 (incorporated herein by reference to Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

3.1(b)

Amendment to the Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of July 7, 2005 (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

3.1(c)

Revised Exhibit 3.1 to the Limited Liability Company Agreement of National Beef Packing Company, LLC, effective as of May 30, 2006 (incorporated by reference to Exhibit 3.1(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

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

10.4

Sixth Amended and Restated Credit Agreement dated as of July 25, 2007 (“Credit Agreement”) by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2007).

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

10.10(a)

Lease dated as of December 1, 2004 between City of Dodge City, Kansas and National Beef Packing Company, LLC securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.10(b)

Trust Indenture dated as of December 1, 2004 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2005).

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

10.14

Aircraft Lease dated as of December 9, 2004 by and among John R. Miller Enterprises, L.L.C. and National Beef Packing Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2004).

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

 (c) Financial Statement Schedules:

 The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005.

National Beef Packing Company, LLC and subsidiaries

Allowance for Returns and Doubtful Accounts Rollforward

Period Ending	Beginning Balance	Provision	Charge Off	Other		Ending Balance

August 25, 2007	(2,411,676)	(8,688,782)	6,458,800	—		(4,641,658)
August 26, 2006	(3,902,549)	(1,615,548)	3,380,259	(273,838)	(1)	(2,411,676)
August 27, 2005	(5,613,545)	(3,186,535)	4,897,531	—		(3,902,549)

(1)	Represents the acquisition of Brawley Beef, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members

National Beef Packing Company, LLC:

Under date of November 14, 2007, we reported on the consolidated balance sheets of National Beef Packing Company, LLC and subsidiaries (the Company) as of August 25, 2007 and August 26, 2006, and the related consolidated statements of operations, members’ capital, comprehensive income, and cash flows for each of the fiscal years in the three-year period ended August 25, 2007, as contained in the Annual Report on Form 10-K for the fiscal year 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such a financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Kansas City, Missouri

November 14, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

National Beef Packing Company, LLC

By:	/s/ John R. Miller
Name: John R. Miller
Chief Executive Officer and Manager
(Principal Executive Officer)

Date: November 14, 2007

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ John R. Miller John R. Miller	Chief Executive Officer and Manager (Principal Executive Officer)	November 14, 2007
/s/ Jay D. Nielsen Jay D. Nielsen	Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2007
/s/ Steven D. Hunt Steven D. Hunt	Chairman of the Board of Managers	November 14, 2007
/s/ Richard A. Jochum Richard A. Jochum	Manager	November 14, 2007

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Managers and Members

National Beef Packing Company, LLC:

We have audited the accompanying consolidated balance sheets of National Beef Packing Company, LLC and subsidiaries (the Company) as of August 25, 2007 and August 26, 2006, and the related consolidated statements of operations, members’ capital, comprehensive income, and cash flows for the each of the fiscal years in the three-year period ended August 25, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of August 25, 2007 and August 26, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 25, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Kansas City, Missouri

November 14, 2007

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	August 25, 2007	August 26, 2006
Assets
Current assets:
Cash and cash equivalents	$30,444	$28,664
Accounts receivable, less allowance for returns and doubtful accounts of $4,642 and $2,412, respectively	189,725	173,233
Due from affiliates	4,394	2,703
Other receivables	8,389	5,943
Inventories	177,244	145,009
Other current assets	14,144	20,171
Total current assets	424,340	375,723

Property, plant and equipment, at cost:
Land and improvements	16,889	17,018
Buildings and improvements	90,648	85,522
Machinery and equipment	222,177	195,234
Trailers and automotive equipment	1,336	1,284
Furniture and fixtures	4,695	4,362
Construction in progress	36,403	27,851
	372,148	331,271
Less accumulated depreciation	99,358	69,270
Net property, plant and equipment	272,790	262,001
Goodwill	80,042	79,411
Other intangibles, net of accumulated amortization of $7,214 and $5,276, respectively	28,659	30,562
Other assets	9,672	10,213
	$815,503	$757,910
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$3,391	$2,370
Cattle purchases payable	62,995	58,320
Accounts payable – trade	60,187	54,393
Due to affiliates	355	371
Accrued compensation and benefits	16,088	23,806
Accrued insurance	14,550	17,651
Other accrued expenses and liabilities	11,027	10,854
Distributions payable	6,405	11,259
Total current liabilities	174,998	179,024
Long-term debt, excluding current installments	435,455	376,377
Other liabilities	2,559	2,961
Total liabilities	613,012	558,362
Minority interest	952	777
Capital subject to redemption	76,938	72,178
Members’ capital:
Members’ capital	124,541	126,540
Accumulated other comprehensive income	60	53
Total Members’ capital	124,601	126,593
Commitments and contingencies	-	-
	$815,503	$757,910
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	52 weeks ended	52 weeks ended	52 weeks ended
	August 25, 2007	August 26, 2006	August 27, 2005
Net sales	$5,578,533	$4,636,030	$4,338,920
Costs and expenses:
Cost of sales	5,443,964	4,503,814	4,229,903
Selling, general and administrative	42,473	34,034	30,466
Depreciation and amortization	32,438	28,650	24,449
Total costs and expenses	5,518,875	4,566,498	4,284,818
Operating income	59,658	69,532	54,102
Other income (expense):
Interest income	669	403	380
Interest expense	(39,426)	(32,009)	(28,552)
Minority owners' interest in net income of Kansas City Steak Company, LLC	(313)	(160)	(160)
Equity in loss of aLF Ventures, LLC	(102)	(143)	(577)
Other, net	1,436	3,324	(2,555)
Income before taxes	21,922	40,947	22,638
Income tax expense	(1,918)	(1,536)	(1,859)
Net income	$20,004	$39,411	$20,779

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	52 weeks ended	52 weeks ended	52 weeks ended
	August 25, 2007	August 26, 2006	August 27, 2005
Cash flows from operating activities:
Net income	$20,004	$39,411	$20,779
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	32,438	28,650	24,449
Loss (gain) on disposal of property, plant and equipment	(369)	(64)	703
Minority interest	175	24	121
Write-off of debt issuance costs	702	527	2,552
Change in assets and liabilities (net of acquisitions):
Accounts receivable	(16,492)	25,649	6,763
Due from affiliates	(1,691)	(228)	398
Other receivables	(2,446)	1,007	(97)
Inventories	(32,235)	(53,271)	536
Other assets	6,095	(2,844)	618
Cattle purchases payable	41	3,870	(459)
Accounts payable	647	884	2,724
Due to affiliates	(16)	(28)	(17)
Accrued compensation and benefits	(7,718)	4,104	1,083
Accrued insurance	(3,101)	(317)	1,625
Other accrued expenses and liabilities	(229)	310	875
Net cash (used in) provided by operating activities	(4,195)	47,684	62,653
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(41,722)	(34,492)	(18,200)
Acquisition of businesses, net of cash acquired	(500)	648	—
Proceeds from sale of property, plant and equipment	802	939	1,528
Change in restricted cash for purchases of capital assets	—	—	4,610
Net cash used in investing activities	(41,420)	(32,905)	(12,062)
Cash flows from financing activities:
Net receipts (payments) under revolving credit lines	19,505	3,863	(27,059)
Repayments of term note payable	(7,384)	—	(2,344)
Repayment of Brawley Beef, LLC debt	—	(52,850)	—
Borrowings under term note payable	40,000	50,000	3,594
Cash paid for financing costs	(395)	(126)	(1,653)
Change in overdraft balances	9,781	1,763	5,818
Repayments of other indebtedness/capital leases	(2,496)	(1,067)	(428)
Proceeds from sale leaseback transaction	10,474	—	—
Member distributions	(22,097)	(17,708)	(18,178)
Net cash provided by (used in) financing activities	47,388	(16,125)	(40,250)
Effect of exchange rate changes on cash	7	18	22
Net increase (decrease) in cash	1,780	(1,328)	10,363
Cash and cash equivalents at beginning of period	28,664	29,992	19,629
Cash and cash equivalents at end of period	$30,444	$28,664	$29,992
Supplemental disclosures:
Cash paid during the period for interest	$39,912	$29,157	$25,193
Cash paid during the period for taxes	$736	$140	$2,354
Supplemental non-cash disclosures of investing and financing activities
Assets acquired through capital lease	$49	$8,697	$—
Issuance of equity for the acquisition of Brawley Beef, LLC	$—	$7,631	$—

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Members’ Capital
(in thousands)

	Capital Subject to Redemption
	Class A	Class B-1	Class B-2 and C (a)	Total
Balance at August 28, 2004	$42,154	$18,194	$2,128	$62,476
Allocation of net income	1,649	6,171	715	8,535
Class A 5% priority distributions	(1,777)	—	—	(1,777)
Class B distributions	—	(4,495)	(5210)	(5,016)
Balance at August 27, 2005	$42,026	$19,870	$2,322	$64,218
Allocation of net income	1,649	13,428	1,555	16,632
Class A 5% priority distributions	(1,521)	—	—	(1,521)
Class B distributions	—	(7,619)	(882	(8,501)
Appraisal valuation adjustment	—	1,210	140	1, 350
Balance at August 26, 2006	$42,154	$26,889	$3,135	$72,178
Allocation of net income	1,649	5,528	640	7,817
Class A 5% priority distributions	(1,649)	—	—	(1,6490
Class B distributions	—	(4,408)	(510)	(4,918)
Appraisal valuation adjustment	—	3,146	364	3,510
Balance at August 25, 2007	$42,154	$31,155	$3,629	$76,938

	Members’ Capital
	Class A	Class B-1	Accumulated Other Comprehensive Income	Total
Balance at August 28, 2004	$86,447	$23,578	$13	$110,038
Allocation of net income	4,427	7,817	—	12,244
Class A 5% priority distributions	(4,771)	—	—	(4,771)
Class B distributions	—	(5,694)	—	(5,694)
Foreign currency translation adjustments	—	—	22	22
Balance at August 27, 2005	$86,103	$25,701	$35	$111,839
Allocation of net income	4,501	18,278	—	22,779
Additional equity contribution	5,899	1,732	—	7,631
Class A 5% priority distributions	(4,156)	—	—	(4,156)
Class B distributions	—	(10,168)	—	(10,168)
Appraisal valuation adjustment	—	(1,350)	—	(1,350)
Foreign currency translation adjustments	—	—	18	18
Balance at August 26, 2006	$92,347	$34,193	$53	$126,593
Allocation of net income	4,721	7,466	—	12,187
Class A 5% priority distributions	(4,722)	—	—	(4,722)
Class B distributions	—	(5,954)	—	(5,954)
Appraisal valuation adjustment	—	(3,510)	—	(3,510)
Foreign currency translation adjustments	—	—	7	7
Balance at August 25, 2007	$92,346	$32,195	$60	$124,601

                                ____________
                                  (a)      Class B-2 and Class C collectively have equal value and rights as Class B-1.
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	52 weeks ended	52 weeks ended	52 weeks ended
	August 25, 2007	August 26, 2006	August 27, 2005
Net income	$20,004	$39,411	$20,779
Other comprehensive income:
Foreign currency translation adjustments	7	18	22
Comprehensive income	$20,011	$39,429	$20,801

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

National Beef Packing Company, LLC (NBP) is a Delaware limited liability company that sells its meat products to customers in the foodservice, international, further processor and retail distribution channels. NBP also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.

NBP operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and Brawley, California, case-ready beef processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and holds a 75% interest in Kansas City Steak Company, LLC, a portion control processing facility in Kansas City, Kansas. A wholly-owned subsidiary, National Carriers, Inc., (National Carriers) located in Liberal, Kansas, provides trucking services to NBP and third parties.

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

U.S. Premium Beef, LLC, NBPCo Holdings, LLC (NBPCo Holdings) and management each hold Class A and Class B interests in NBP. In addition, members of management will be issued a fixed number of additional Class A and Class C interests in NBP in lieu of cash payments owed under existing employment arrangements.

Class A Interests. Class A interests are non-voting and are entitled to a priority distribution of 5% per year on the face amount of the Class A interests, payable not later than 30 days after the close of NBP’s tax year quarters in cash to the extent permitted by NBP’s senior lenders and the indenture governing the Senior Notes. The face amount of the Class A interests, together with all unpaid priority distributions, will be distributed on a priority basis upon liquidation.

Class B Interests. Class B interests, together with the Class C interests described below, are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by NBP after allocation of income attributable to the Class A priority distribution. In addition, the holders of Class B interests are entitled to receive quarterly distributions to make tax payments, which consist of 48% of NBP’s remaining estimated taxable net income after the Class A priority distributions are made. Certain of the Class B interests (B-2 interests) issued to management are in the form of “profits interests” issued in exchange for services previously rendered. The B-2 interests have rights in liquidation only to the extent of their profits interest. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

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

Fiscal Year

NBP’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in August. Fiscal 2007, 2006 and 2005 were 52 week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

Cash and Cash Equivalents

NBP considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of August 25, 2007, NBP had cash and cash equivalents of $30.4 million.  As of August 26, 2006, NBP had cash and cash equivalents of $28.7 million.  As detailed below under Reclassifications, the Company included certain restricted cash in other assets.  NBP also included $7.4 million of cash restricted to support a workers’ compensation letter of credit related to the Brawley acquisition in other current assets at August 26, 2006.

Allowance for Returns and Doubtful Accounts

The allowance for returns and doubtful accounts is NBP’s best estimate of the amount of probable returns and credit losses in NBP’s existing accounts receivable. NBP determines these allowances based on historical experience, customer conditions and management’s judgments. Management considers factors such as changes in the economy and industry.  Specific accounts are reviewed individually for collectibility. As of August 25, 2007, the allowance for returns and doubtful accounts balance of $4.6 million included a $1.9 million reserve, recorded during the fourth quarter of fiscal year 2007, related to damaged goods for which settlement has not yet been finalized.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	August 25, 2007	August 26, 2006

Product inventories:
Dressed and boxed meat products	$144,766	$117,712
Beef by-products	19,540	15,180
Supplies	12,938	12,117
	$177,244	$145,009

Property, plant and equipment

Property, plant and equipment are recorded at cost. Property, plant and equipment are depreciated principally on a straight-line basis over the estimated useful life (based upon original acquisition date) of the individual asset by major asset class as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 8 years
Trailers and automotive equipment	2 to 4 years
Furniture and fixtures	3 to 5 years

Upon disposition of these assets, any resulting gain or loss is included in other, net. Major repairs and maintenance costs that extend the useful life of the related assets are capitalized.  Normal repairs and maintenance costs are charged to operations.

NBP capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment. Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.1 million, $0.1 million, and less than $0.1 million for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively.

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

Debt Issuance Costs

Costs related to the issuance of debt are capitalized and amortized to interest expense using the straight line method, which approximates the effective interest method, over the period the debt is outstanding. Effective December 30, 2004, NBP amended and restated its senior credit facility with a consortium of banks for the fourth time, additionally capitalizing $1.7 million in debt issuance costs.  This amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $2.6 million from the previous credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of approximately $0.6 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 27, 2005.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective June 1, 2006, NBP amended and restated its fifth senior credit facility with a consortium of banks, additionally capitalizing $1.6 million in debt issuance costs.  This amendment and restatement is also within the scope of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.5 million from the fourth credit facility as well as additional finance and legal charges associated with the new fifth amended and restated credit facility of approximately $0.1 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 26, 2006.  On March 21, 2007, NBP amended its credit facility to increase the available credit under the facility by $50.0 million.  The term loan was increased by $40.0 million and the line of credit was increased by $10.0 million.  Additional finance and legal charges associated with the restated credit facility of less than $0.1 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 25, 2007.

            Effective July 25, 2007, NBP amended and restated its sixth senior credit facility with a consortium of banks, additionally capitalizing $0.4 million in debt issuance costs.  This sixth amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.7 million from the previous amended and restated credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of less than $0.1 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 25, 2007.  The remaining costs are being amortized over the life of the related debt instruments.  Amortization of $1.0 million, $1.1 million and $1.2 million was charged to interest expense during the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively, related to these costs.  The Company had unamortized costs of $5.6 million and $7.0 million for the fiscal years ended August 25, 2007 and August 26, 2006, respectively.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard No. 142 (SFAS 142), Goodwill and Other Intangible Assets, provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  NBP evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  NBP calculates the fair value of each reporting unit using estimates of future cash flows.  All of NBP’s goodwill has been allocated to the Core Beef segment. In connection with the acquisition of Vintage Foods, L.P. during the fourth quarter of fiscal year 2006 and subsequent adjustments, NBP recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded an excess of $1.2 million as goodwill, which has also been allocated to the Core Beef segment.  In accordance with SFAS 142, goodwill was tested for impairment and, as of August 25, 2007, management determined there was no impairment.

The amounts of goodwill, all allocated to the Core Beef segment, are as follows (amounts in thousands):

	August 25, 2007	August 26, 2006

Beginning balance	$79,411	$78,858
Goodwill from acquisitions during the year	—	553
Adjustment of goodwill from prior year acquisition	631	—
Ending balance	$80,042	$79,411

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of other intangible assets are as follows (amounts in thousands):

		August 25, 2007		August 26, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization: Customer relationships	8.3 years	$15,435	$7,214	$15,400	$5,276

Intangible assets not subject to amortization: Trademarks	Indefinite	20,438	—	20,438	—

Total intangible assets		$35,873	$7,214	$35,838	$5,276

Customer relationships, including contractual and noncontractual relationships, are being amortized using the straight-line method over their useful lives, which range from four to 15 years.  Trademarks are not scheduled for amortization due to their expected indefinite useful life. In accordance with SFAS 142, these trademarks were tested for impairment and, as of August 25, 2007, management determined there was no impairment.

For the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, NBP recognized $1.9 million, $1.9 million and $1.6 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in NBP’s consolidated balance sheet as of August 25, 2007, for each of the next five years and thereafter:

(Amounts in thousands)
Estimated amortization expense for fiscal years ended:
2008 (1)	$2,132
2009	2,092
2010	1,951
2011	258
2012	256
Thereafter	1,532

(1) Fiscal year 2008 consists of 53 weeks.

Overdraft Balances

The majority of NBP’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in financing activities on NBP’s consolidated statement of cash flows. Overdraft balances of $73.7 million and $63.9 million were included in trade accounts and cattle purchases payables at August 25, 2007 and August 26, 2006, respectively.

Self-insurance

NBP is self-insured for certain losses relating to workers’ compensation, automobile liability, general liability and employee medical and dental benefits. NBP has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon NBP’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and NBP’s historical experience rates.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translation

NBP has representative offices located in Tokyo, Japan, Seoul, South Korea and Beijing, China. The primary activity of these offices is to assist customers with product and order related issues. For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

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

Fair Value of Financial Instruments

The carrying amounts of NBP’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. At August 25, 2007, the Senior Notes had a carrying value of $160.0 million and an approximate fair value of $164.4 million, based on a calculation using a weekly High Yield Market report prepared by Deutsche Bank.  The carrying value of other debt also approximates its fair value at August 25, 2007, as substantially all such debt has a variable interest rate.

Revenue Recognition

NBP recognizes revenue from the sale of products upon delivery to customers. National Carriers, Inc. recognizes revenue when shipments are complete.

 Selling, General and Administrative Costs

        Selling expenses consist primarily of salaries, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.  Selling, general and administrative costs consist of aggregated expenses that generally apply to multiple locations.

Shipping Costs

Pass-through finished goods delivery costs reimbursed by customers are reported in sales, while an offsetting expense is included in cost of sales.

Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $3.3 million in fiscal year 2007, $3.0 million in fiscal year 2006, and $2.5 million in fiscal year 2005.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments. NBP deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives and Hedging Activities

NBP uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended, NBP accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  SFAS 133 imposes extensive recordkeeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS 133 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. The net fair value of derivatives recognized within other current assets and other accrued liabilities at August 25, 2007 and August 26, 2006 is not significant.

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2007 presentations.  Included in other assets at August 25, 2007, August 26, 2006, August 27, 2005, and August 28, 2004 was $4.2 million, 4.0 million, $3.9 million, and $8.3 million, respectively, of cash restricted to Industrial Revenue Bond (IRB) approved expenditures.  The cash restricted to the IRB expenditures was previously classified as cash and cash equivalents and has been reclassified to other assets on the consolidated balance sheets and on the consolidated statements of cash flows.  There was no impact on net income, however, net cash provided by operating activities decreased by $0.1 million for both fiscal years 2006 and 2005 and net cash used in investing activities decreased by $4.6 million for fiscal year 2005 on the consolidated statements of cash flows as a result of the reclassifications.

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENTS

            In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, to address uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 applies to fiscal years beginning after December 15, 2006.  NBP does not anticipate FIN 48 having a material impact on its consolidated financial statements.

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

NOTE 4.  ACQUISITIONS

            On May 19, 2006, NBP entered into a Contribution Agreement (Agreement) with Brawley Beef, LLC (Brawley Beef) and National Beef California, LP (NBC). NBC, a newly formed limited partnership, was formed for the purpose of acquiring substantially all of the assets of Brawley Beef, with National Carriers, a wholly-owned subsidiary of the Company, acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility in Brawley, California. The facility commenced operations in December 2001.

            Pursuant to the terms of the Agreement, Brawley Beef contributed substantially all of its assets to NBC in exchange for limited partnership units of NBC, and NBC assumed approximately $74.7 million of Brawley Beef’s debt and current liabilities. Brawley Beef then exchanged all of its NBC units with U.S. Premium Beef, the Company’s majority owner, for 44,160 new Class A U.S. Premium Beef units and 44,160 new Class B U.S. Premium Beef units. Under a separate unit exchange agreement between USPB and the Company, USPB then exchanged these units of NBC with the Company for 5,899,297 Class A nonvoting units, at a price per unit of $1.00, and 664,475 Class B-1 voting units, at an approximate price per unit of $2.61 or an aggregate value of approximately $7.6 million. As a result, USPB’s ownership interest in the Company’s Class B voting units increased to 54.76%.  This acquisition was accounted for using the purchase method.

            Adjustments reducing the purchase price by $1.3 million were made during the first quarter of fiscal year 2007 based on changes in the working capital and debt of Brawley Beef determined as of the closing date. The effective date for this acquisition was May 30, 2006.

            Concurrently with the transfer of assets, Brawley Beef entered into long-term cattle supply agreements with both NBC and USPB under which Brawley Beef committed to supply approximately 275,000 head of cattle to NBC’s Brawley facility.

            Under the terms of the Agreement, Brawley Beef made customary covenants, representations and warranties and agreed to indemnify NBC and the Company for breaches of these representations and warranties. Brawley Beef can satisfy these indemnification obligations over a three-year period with a combination of cash, deductions from payments under certain cattle contracts or surrender of its USPB units at $165 per unit. In addition, Brawley Beef pledged its USPB units to NBC to secure its obligations under the Agreement. Brawley Beef’s obligations under the Agreement and cattle supply agreements are also supported by limited guaranties from its members.  In connection with acquisition of Brawley Beef, during fiscal year 2006, intangible assets associated with customer relationships were identified and valued by an independent third party at approximately $2.4 million at acquisition and are being amortized on a straight-line basis over 15 years.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NBP acquired Vintage Foods, L.P., including the Vintage™ Natural Beef brand, during fiscal year 2006 for $1.5 million.  The Vintage brand is marketed as natural beef that is antibiotic- and hormone-free, and uses cattle that are 20 months of age and younger.  In connection with this acquisition, NBP recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess of $0.6 million as goodwill and $0.1 million of intangible assets, which has also been allocated to the Core Beef segment.  Also in connection with the Vintage acquisition, if certain net sales margin target levels are achieved, potential additional consideration will be payable, up to the maximum amounts of $0.5 million, $0.6 million and $0.6 million, respectively, for the fiscal years 2007, 2008 and 2009.  During the fourth quarter of fiscal year 2007, $0.5 million was paid based on the net sales margin target level being achieved and the transaction was recorded as additional goodwill.

In connection with acquisitions of Vintage Foods, L.P. and Rains Agency, a transportation company acquired for $0.6 million by National Carriers, Inc. during fiscal year 2006, intangible assets were identified from each acquisition and separately valued by an independent third party.  As a result of these valuations, intangible assets of approximately $1.7 million associated with customer relationships were recorded and are being amortized on a straight-line basis over a range of four to 12 years.  Also in connection with the Rains acquisition, if certain future contingent objectives are achieved, potential additional consideration will be payable in amounts of approximately $0.1 million for the fiscal year 2008.  During fiscal year 2007, $0.3 million was paid based on the achievement of certain objectives and was recorded as an intangible asset.

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

(in millions)

Current assets:	$46.3
Property, plant and equipment	34.5
Intangibles	2.4
Total assets acquired	83.2

Current liabilities:	(13.4)
Long-term debt, including current maturities	(61.3)
Total liabilities assumed	(74.7)
Net assets acquired	$8.5

Had the acquisition of Brawley Beef occurred at the beginning of fiscal year 2005, unaudited pro forma revenue and earnings would have been $4.8 billion and $1.4 million, respectively, for fiscal year 2005 and $5.0 billion  and $20.8 million, respectively, for fiscal year 2006.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LONG-TERM DEBT AND LOAN AGREEMENTS

NBP entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of August 25, 2007 and August 26, 2006, debt consisted of the following:

	August 25, 2007	August 26, 2006
	(in thousands)
Short-term debt:
Revolving credit facility (a)	$—	$—
Current portion of long-term debt (term loan) (a)	—	—
Current portion of capital lease obligations (d)	3,391	2,370
	3,391	2,370
Long-term debt:
Term loan facility, net of current portion (a)	202,616	170,000
Senior notes (b)	160,000	160,000
Industrial Development Revenue Bonds (c)	20,665	20,665
Revolving credit facility (a)	38,368	18,864
Long-term capital lease obligations & other (d)	13,806	6,848
	435,455	376,377
Total debt	$438,846	$378,747

(a)

Senior Credit Facilities— Effective July 25, 2007, the Company amended and restated its existing senior credit facility with a consortium of banks.  The facility now consists of a $202.6 million term loan that matures in May 2016 and a $200.0 million revolving line of credit loan that matures in July 2012 that is subject to certain borrowing base limitations.  A non-use fee is payable quarterly on the daily average unused amount of the revolving credit facility.

Borrowings under the facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million as depicted in the table below:

Borrowing Base Availability Level	Average Amount of Borrowing Base Availability	LIBOR Rate Line of Credit Loan	LC Fees	Non-Use Fee
Level 1	Greater than or equal to $150.0 million	1.25%	1.25%	0.375%
Level 2	Less than $150.0 million but greater than or equal to $50.0 million	1.50%	1.50%	0.250%
Level 3	Less than $50.0 million	1.75%	1.75%	0.250%

As of August 25, 2007 and August 26, 2006, the interest rate for the term loan was equal to 7.32% and 8.0625%, respectively. F-17

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The applicable margin for the Company’s term loan was also revised to a grid basis with different margins for Funded Debt to EBITDA Ratios greater than 3.50 to 1.00 and less than 3.50 to 1.00 as depicted in the table below:

Financial Performance Level	Funded Debt to EBITDA Ratio	Base Rate Advance on Term Loan	LIBOR Rate Term Loan
Level 1	Greater than or equal to 3.50 to 1.00	0.25%	2.00%
Level 2	Less than 3.50 to 1.00	0%	1.75%

 As of August 25, 2007 and August 26, 2006, the interest rate for the term loan was equal to 7.32% and 8.0625%, respectively.

Availability under the revolving credit facility is subject to a borrowing base. The borrowing base is based on NBP’s and certain of its domestic wholly-owned subsidiaries’ assets. The borrowing base consists of percentages of NBP’s eligible accounts receivable, inventory and supplies less certain eligibility and availability reserves. NBP is required to report the borrowing base on a monthly basis and, as a result, the availability under the senior credit facilities is subject to change. At August 25, 2007, NBP’s amended and restated credit facility consisted of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $38.4 million, outstanding letters of credit of $52.4 million and available borrowings of $109.2 million based on the most restrictive financial covenant calculations.

The revolving line of credit and the term loan will have no financial covenants unless the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter.  If the borrowing base availability falls below these amounts, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  The advance rates under the borrowing base at August 25, 2007 are 90% on eligible accounts and 70% on eligible inventory.  As of August 25, 2007, the Company had met the borrowing base availability requirements under its senior credit facilities and was not subject to any financial covenants.

The borrowings under the revolving loan are available for the Company’s working capital requirements, capital expenditures and other general corporate purposes.  The amended and restated credit facility is secured by a first priority lien on substantially all of the Company’s assets.  The principal amount outstanding under the term loan is partially due and payable in equal installments of approximately $3.5 million on the last business day of each June and December commencing on June 30, 2011.  All remaining outstanding amounts of the term loan are due and payable on May 30, 2016.  Prepayment is allowed at any time.

The amended and restated credit facility contains customary affirmative covenants, including, without limitation, conduct of business, the maintenance of insurance, compliance with laws, maintenance of properties, keeping of books and records, and the furnishing of financial statements.  The facility also contains customary negative covenants, including without limitation, restrictions on the following:  distributions, mergers, sale of assets, investments and acquisitions, encumbrances, indebtedness, affiliate transactions, and ERISA matters.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amended and restated credit facility contains customary events of default, including without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of the Company’s property, changes in control of the Company, the failure of any of the loan documents to remain in full force, and the Company’s failure to properly fund its employee benefit plans.  The facility also includes customary provisions protecting the lenders against increased cost or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

NBP’s net capital expenditures are limited to $50.0 million in fiscal year 2008 and in each fiscal year thereafter throughout the term of the credit agreement.

(b)

Senior Notes—On August 6, 2003, NBP issued $160.0 million of its 10 1/2% Senior Notes due 2011. The Senior Notes will mature on August 1, 2011. Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year. The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured obligations of NBP. The Senior Notes may be redeemed at 105.250% and 102.625%, respectively, of the principal amount during the twelve-month period commencing August 1, 2007 and August 1, 2008. Thereafter, the Senior Notes may be redeemed at 100% of face value. The Indenture governing the Senior Notes contains certain covenants that restrict NBP’s ability to:

•	Incur additional indebtedness;

•	Make restricted payments;

•	sell assets;

•	direct NBP’s restricted subsidiaries to pay dividends or make other payments;

•	create liens;

•	merge or consolidate with another entity; and

•	Enter into transactions with affiliates.

As of August 25, 2007, NBP was in compliance with all covenants associated with the Senior Notes.

NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes. NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)

Industrial Development Revenue Bonds—In conjunction with the fourth amended and restated credit facility, effective December 30, 2004, NBP entered into a transaction with the City of Dodge City, Kansas, in order to provide property tax savings to NBP.  Under the transaction, the City purchased NBP’s Dodge City facility (the “facility”) by issuing $102.3 million in bonds due in December 2014, and leased the facility to NBP for an identical term under a capital lease.  The City’s bonds were purchased by the Company using proceeds of its term loan under the fourth amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, NBP, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides NBP with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the existing senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

In 1999 and 2000 the cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds to fund the purchase of equipment and construction improvements at NBP’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. However, because each series of bonds are backed by a letter of credit under NBP’s senior credit facilities, the bonds have been presented as non-current obligations.  Pursuant to capital lease agreements, NBP leases the facilities, equipment and improvements from the respective cities and makes lease payments in the amount of principal and interest due on the bonds.

The 1999 and 2000 issued bonds are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The per annum interest rate for each series of bonds was 3.7% in 2007, 3.4% in 2006 and 2.3% in 2005. NBP has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

An event of default would occur under the lease agreements if NBP fails to make any lease payment or other required payment, if a petition of bankruptcy is filed by or against NBP, if a receiver is appointed on NBP’s behalf, or if NBP fails to observe and perform any covenant, condition, obligation or agreement under the lease agreements.

In connection with the Brawley Beef acquisition, we assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly.  The average per annum interest rate for this series of bonds for fiscal year 2007 was 3.7%.  These bonds have a maturity date of October 1, 2016.  The Company has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.  Because these bonds are backed by a letter of credit under NBP’s senior credit facilities, the bonds have been presented as non-current obligations.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)

Capital and Operating Leases—NBP leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years. Future minimum lease payments required at August 25, 2007, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

	Capital Lease Obligations	Non-cancelable Operating Lease Obligations
	(in thousands)
For the fiscal years ended August:
2008	$4,474	$13,424
2009	4,925	10,736
2010	2,887	7,821
2011	1,659	3,273
2012	1,659	1,150
Thereafter	4,569	61

Net minimum lease payments	$20,173	$36,465
Less: Amount representing interest	(3,176)
Present value of net minimum lease payments	$16,997

Rent expense associated with operating leases was $14.1 million, $10.9 million and $10.6 million, for fiscal years 2007, 2006 and 2005, respectively. NBP expects that it will renew lease agreements or enter into new leases as the existing leases expire.

Utilities Commitment—Not included in the table above are the obligations under an agreement for a utilities commitment at the Dodge City, Kansas, facility.  In order to meet the continuing growth needs for water and wastewater services of the Dodge City facility, effective December 30, 2004, NBP entered into a services agreement for the city to provide NBP water and wastewater services at a price and term sufficient to permit the city to recoup up to one-half of the capital cost of providing fresh water service from a parcel of land owned by NBP 11 miles south of Dodge City, and of providing upgraded city wastewater facilities to help service the needs of the Dodge City facility.  The city sold twenty year municipal bonds to pay for these improvements and NBP has committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $1.4 million, $1.2 million and $0.8 million was paid in fiscal years 2007, 2006 and 2005, respectively.  Payments under the commitment will be $1.4 million in each of fiscal years 2008 and 2009, $1.7 million in fiscal year 2010, and $0.8 million in each of the fiscal years 2011 and 2012, with the remaining balance of $9.8 million to be paid in subsequent years.

Additionally, NBP makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at the Company’s facilities.   NBP’s estimated cattle commitments as of August 25, 2007 were $97.2 million.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following August 25, 2007, are as follows:

Minimum Principal Maturities
(in thousands)
Fiscal Year ending August:
2008	$3,391
2009	4,303
2010	8,273
2011	161,296
2012	39,745
Thereafter	221,838
Total minimum principal maturities	$438,846

NOTE 6.  RETIREMENT PLANS

NBP maintains a tax-qualified employee savings and retirement plan (together, the 401(k) Plan) covering NBP’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by NBP, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.6 million, $0.5 million and $0.7 million for the fiscal years ended August 25, 2007, August 26, 2006, and August 27, 2005, respectively.

NBP has agreed to make contributions to the United Food & Commercial Workers International Union-Industry Pension Fund (the UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.6 million, $0.6 million and $0.6 million for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively.

Postretirement Benefits— Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.2 million, $0.2 million and $0.1 million, for fiscal years 2007, 2006 and 2005, respectively, and are included in cost of sales.

The health care trend rate used to value the accumulated benefit obligation at August 25, 2007 is a rate of 9% per year, declining by 1% per year to an ultimate rate of 5% in 2011 and thereafter.  The discount rate used to value the accumulated benefit obligation is 6%.  The unfunded accumulated benefit obligation was $1.9 million and $2.1 million at August 25, 2007 and August 26, 2006, respectively, and has been recorded as a liability in the financial statements.  A reduction in participants and a reduction in premiums resulting from Medicare changes necessitated a reduction in the unfunded benefit obligation of $1.4 million in fiscal year 2006.  This reduction was included in other, net in the consolidated statement of operations during the fiscal year ended August 26, 2006.

NOTE 7.  OTHER INCOME

Investments—Other income includes income and expense related to NBP’s investment in aLF Ventures, LLC, which is accounted for using the equity method. Losses for the fiscal years 2007, 2006 and 2005 were $0.1 million, $0.1 million and $0.6 million, respectively.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Miscellaneous— Other non-operating income, net was $1.4 million in the fiscal year ended 2007 and $3.3 million in the fiscal year ended 2006 while other non-operating expense was $2.6 million in fiscal year ended 2005.  Other non-operating income, net includes miscellaneous non-operating items of income and expense such as adjustments to unamortized loan costs as discussed in Note 2. Basis of Presentation and Accounting Policies, Debt Issuance Costs, adjustments to postretirement benefits costs as discussed in Note 6. Retirement Plans, and gains or losses on the disposal of fixed assets as discussed in Note 2. Basis of Presentation and Accounting Policies, Property, Plant and Equipment, and disclosed on the consolidated statements of cash flows.

NOTE 8.  INCOME TAXES

Income tax expense includes the following current and deferred provisions:

	52 weeks ended	52 weeks ended	52 weeks ended
	August 25, 2007	August 26, 2006	August 27, 2005
		(in thousands)
Current provision:
Federal	$1,098	$2,198	$1,177
State	205	401	359
Foreign	16	12	12
Total current tax expense	1,319	2,611	1,548

Deferred provision:
Federal	509	(909)	263
State	90	(166)	48
Foreign	—	—	—
Total deferred tax expense	599	(1,075)	311
Total income tax expense	$1,918	$1,536	$1,859

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows:

	52 weeks ended	52 weeks ended	52 weeks ended
	August 25, 2007	August 26, 2006	August 27, 2005
		(in thousands)

Computed “expected” income tax expense	$7,673	$14,331	$7,923
Passthrough income	(5,686)	(12,997)	(6,258)
State taxes, net of federal	195	155	269
Other	(264)	47	(75)
Total income tax expense	$1,918	$1,536	$1,859

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 25, 2007 and August 26, 2006 are presented below:

	August 25, 2007	August 26,2006
	(in thousands)
Deferred tax assets
Accounts receivable, due to allowance for doubtful accounts	$122	$181
Intangible assets	102	40
Self-insurance and workers’ compensation accruals	1,611	2,355

Total gross deferred tax assets	1,835	2,576

Deferred tax liabilities
Plant and equipment, principally due to differences in depreciation	402	544

Total gross deferred tax liabilities	402	544

Net deferred tax assets	$1,433	$2,032

Net deferred tax assets and liabilities at August 25, 2007 and August 26, 2006 are included in the consolidated balance sheet as follows:

	August 25, 2007	August 26,2006
	(in thousands)

Other current assets	$1,835	$2,576
Other liabilities	402	544
	$1,433	$2,032

Deferred tax assets and liabilities relate to the operations of National Carriers, Inc.

There was no valuation allowance provided for at August 25, 2007 and August 26, 2006. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

NOTE 9.  RELATED PARTY TRANSACTIONS

NBP entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to NBP than would be obtained from an unaffiliated party.

During the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, NBP had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended	52 weeks ended	52 weeks ended
	August 25, 2007	August 26, 2006	August 27, 2005
Sales to:
Beef Products, Inc. (1)	$89,133	$65,724	$61,227
Total sales to affiliates	$89,133	$65,724	$61,227

Purchases from:
Beef Products, Inc. (1)	$14,155	$15,036	$19,139
Total purchases from affiliates	$14,155	$15,036	$19,139

(1)	Beef Products, Inc. is an affiliate of NBPCo Holdings, LLC.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 At August 25, 2007 and August 26, 2006, the amounts due from Beef Products, Inc. were approximately $4.4 million and $2.7 million, respectively.  At August 25, 2007 and August 26, 2006, the amount due to Beef Products, Inc. for both years was approximately $0.4 million.

In December 1997, the former Farmland National Beef Packing Company, L.P. (FNBPC), the predecessor entity to NBP, entered into a contract with U.S. Premium Beef to purchase a portion of its annual cattle requirements. In connection with U.S. Premium Beef’s purchase of its interest in Farmland National Beef, U.S. Premium Beef obtained the right, and became subject to the obligation, if requested, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef’s ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  At the beginning of fiscal year 2005, U.S. Premium Beef converted to a limited liability company.  U.S. Premium Beef now facilitates the delivery of cattle annually to NBP through its individual producer-owners.  The purchase price for the cattle is determined by NBP’s pricing grid, which, under the terms of the agreement with U.S. Premium Beef, must be competitive with the pricing grids of NBP’s competitors and may not be less favorable than pricing grids offered to other suppliers.  During the fiscal years ended August 25, 2007 and August 26, 2006, NBP obtained approximately 17% and 18%, respectively, of its cattle requirements through this pricing grid process from U.S. Premium Beef and its producer-owners.  During the fiscal year ended August 27, 2005, NBP obtained approximately 19% of NBP’s cattle requirements from U.S. Premium Beef.

In October 2003, NBP entered into an aircraft lease agreement under which NBP leased a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP’s Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year ended August 25, 2007, NBP paid $0.8 million to lease the aircraft and paid $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, NBP entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which John R. Miller, NBP’s Chief Executive Officer, is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year ended August 25, 2007, NBP paid $0.8 million to lease the aircraft and paid $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

NOTE 10.  CAPITAL SUBJECT TO REDEMPTION

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings have the right to request that NBP repurchase their interests, the value of which to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence. NBP accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests using the interest method. At August 25, 2007, the “Capital subject to redemption” was revalued by an independent appraisal process, and the value was determined to be $72.1 million, which was in excess of its carrying value.  Accordingly, the carrying value of the “Capital subject to redemption” increased by approximately $3.5 million through accretion during the fiscal year ended August 25, 2007, resulting in the $76.9 million carrying value, as reflected in the accompanying Consolidated Balance Sheet as of August 25, 2007.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  LEGAL PROCEEDINGS

            Schumacher v. Tyson Foods, et al. On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleged that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also sought recovery against all defendants under a theory of unjust enrichment. The case was certified as a class-action matter in June of 2004. The plaintiffs claimed damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs. The claim is subject to reduction in an unknown amount by the number of class members who have opted out of the class. Trial began March 31, 2006. On April 13, 2006, the jury returned a verdict in favor of FNBPC but against the other defendants. The other defendants have filed an appeal in the United States Court of Appeals for the Eighth Circuit. The plaintiffs did not appeal the verdict for the Company but no final judgment will be entered until after the appeal is decided.

            The Company's wholly owned subsidiary, National Carriers, Inc., has various independent contractor drivers who are involved in accidents from time to time, which in the aggregate could result in a material liability for the Company.

            NBP is a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on NBP’s financial condition, results of operations or liquidity.

NOTE 12.  BUSINESS SEGMENTS

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

Other—the Other segments of NBP consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company and Kansas City Steak Company, LLC, a portion control steak cutting operation.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents segment results for the periods indicated (amounts in thousands):

	52 weeks ended August 25, 2007	52 weeks ended August 26, 2006	52 weeks ended August 27, 2005
Net sales:
Core beef	$5,562,958	$4,622,146	$4,350,616
Other	225,687	211,111	187,852
Eliminations	(210,112)	(197,227)	(199,548)
Total net sales	$5,578,533	$4,636,030	$4,338,920

Depreciation and amortization:
Core beef	$31,126	$27,250	$22,837
Other	1,312	1,400	1,612
Total depreciation and amortization	$32,438	$28,650	$24,449

Operating income:
Core beef	$51,970	$64,664	$48,460
Other	7,688	4,868	5,642
Total operating income	59,658	69,532	54,102

Interest income	669	403	380
Interest expense	(39,426)	(32,009)	(28,552)
Other income (expense)	1,334	3,181	(3,132)
Minority interest	(313)	(160)	(160)
Total income before taxes	$21,922	$40,947	$22,638

Capital expenditures:
Core beef	$40,870	$33,625	$16,778
Other	852	867	1,422
Total capital expenditures	$41,722	$34,492	$18,200

	August 25, 2007	August 26, 2006
Assets:
Core beef	$779,483	$722,640
Other	36,632	35,934
Eliminations	(612)	(664)
Total assets	$815,503	$757,910

Customer Concentration

In the fiscal year ended August 25, 2007, one customer with its consolidated subsidiaries represented 6.8% of total sales, with no other customer representing more than 3.6% of total sales.  In the fiscal year ended August 26, 2006, one customer with its consolidated subsidiaries represented 7.9% of total sales, with no other customer representing more than 3.0% of total sales. In the fiscal year ended August 27, 2005, one customer with its consolidated subsidiaries represented approximately 7.0% of total sales with no other single customer representing more than 3.7% of total sales.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales to Foreign Countries

NBP had sales outside the United States of America in the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005 of approximately $561.9 million, $309.7 million and $295.2 million, respectively. No single country accounted for more than 4% of total sales. The amount of assets maintained outside the United States of America is not material.

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

            The reopening of U.S. export markets was further hampered by discovery in 2005 of a second case of BSE in the U.S. as well as additional precautions required by some other importing countries.  In December 2005, Japan opened their border to U.S. beef but subsequently closed a short time later as a result of a U.S. packer erroneously shipping a product not approved for export to Japan.  On July 26, 2006, Japan agreed to reopen its market to U.S. beef aged 20 months and younger after an inspection of U.S. beef processing plants.  Shipments of U.S. beef to Japan commenced in August 2006.  In September 2006, South Korea announced a provisional opening of their border to U.S. beef, but restrictions imposed with the reopening have created uncertainty regarding amounts of beef that may qualify.  South Korea has closed its borders to U.S. beef from time-to-time as a result of alleged findings of products shipped to South Korea by U.S. export businesses that are not allowed by South Korea.

These challenges resulted in tremendous volatility in U.S. livestock market prices since fiscal year ended 2004.  Where pre-BSE export sales were approximately 17% of total net sales in fiscal year 2003, NBP’s total export sales were approximately 10%, 7%, 7%, and 10% of total net sales in fiscal years 2004, 2005, 2006, and 2007, respectively.  With the age restrictions placed on cattle that qualify for export to Japan, it is anticipated that between 5% and 20% of U.S. fed cattle will be able to meet the criteria.

NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company’s revenues and net income.