Form 10-Q
period 2007-11-24
NATIONAL BEEF PACKING CO LLC
filed 2008-01-08
CIK 1273784

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2007
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

                There is no market for the Registrant’s equity.  As of December 31, 2007, there were 127,748,923 Class A units and 19,474,520 Class B units outstanding.

Unless the context indicates or otherwise requires, the terms “National Beef,” “NBP,” “Company,” “we,” “our,” and “us” refer to National Beef Packing Company, LLC and its consolidated subsidiaries.  As used in this report, the term “U.S. Premium Beef” refers to U.S. Premium Beef, LLC, a Delaware limited liability company, formerly U.S. Premium Beef, Ltd., a Kansas cooperative, which owns a majority interest in National Beef.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	November 24, 2007	August 25, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,813	$30,444
Accounts receivable, less allowance for returns and doubtful accounts of $4,400 and $4,642, respectively	174,960	189,725
Due from affiliates	4,162	4,394
Other receivables	9,931	8,389
Inventories	189,258	177,244
Other current assets	14,769	14,144
Total current assets	411,893	424,340

Property, plant and equipment, at cost	383,694	372,148
Less accumulated depreciation	107,645	99,358
Net property, plant, and equipment	276,049	272,790
Goodwill	80,042	80,042
Other intangibles, net of accumulated amortization of $7,737 and $7,214, respectively	28,243	28,659
Other assets	9,167	9,672
Total assets	$805,394	$815,503
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$3,513	$3,391
Cattle purchases payable	79,604	62,995
Accounts payable – trade	72,803	60,187
Due to affiliates	87	355
Accrued compensation and benefits	12,962	16,088
Accrued insurance	14,873	14,550
Other accrued expenses and liabilities	17,184	11,027
Distributions payable	980	6,405
Total current liabilities	202,006	174,998
Long-term debt, excluding current installments	424,579	435,455
Other liabilities	2,384	2,559
Total liabilities	628,969	613,012
Minority interest	969	952
Capital subject to redemption	65,346	76,938
Members’ capital:
Members’ capital	110,045	124,541
Accumulated other comprehensive income	65	60
Total members’ capital	110,110	124,601
Commitments and contingencies	-	-
Total liabilities and members’ capital	$805,394	$815,503

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	13 weeks ended	13 weeks ended
	November 24, 2007	November 25, 2006
	(unaudited)	(unaudited)
Net sales	$1,398,102	$1,273,025
Costs and expenses:
Cost of sales	1,393,692	1,269,925
Selling, general and administrative	10,775	9,859
Depreciation and amortization	8,826	7,866
Total costs and expenses	1,413,293	1,287,650
Operating loss	(15,191)	(14,625)
Other income (expense):
Interest income	170	196
Interest expense	(9,142)	(9,250)
Minority owners' interest in net income of Kansas City Steak Company, LLC	(25)	(52)
Equity in loss of aLF Ventures, LLC	(25)	(29)
Other, net	266	140
Loss before taxes	(23,947)	(23,620)
Income tax expense	(549)	(228)
Net loss	$(24,496)	$(23,848)

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	13 weeks ended	13 weeks ended
	November 24, 2007	November 25, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(24,496)	$(23,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,826	7,866
(Gain) loss on disposal of property, plant and equipment	(2)	27
Minority interest	17	52
Change in assets and liabilities:
Accounts receivable	14,765	9,009
Due from affiliates	232	139
Other receivables	(1,542)	1,321
Inventories	(12,014)	6,298
Other assets	(235)	(1,652)
Cattle purchases payable	6,679	4,604
Accounts payable	2,571	(2,900)
Due to affiliates	(268)	(10)
Accrued compensation and benefits	(3,126)	(13,042)
Accrued insurance	323	109
Other accrued expenses and liabilities	5,982	2,247
Net cash used in operating activities	(2,288)	(9,780)

Cash flows from investing activities:
Capital expenditures, including interest capitalized	(11,558)	(9,901)
Proceeds from sale of property, plant and equipment	6	55
Net cash used in investing activities	(11,552)	(9,846)

Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	(9,648)	15,536
Change in overdraft balances	19,975	13,184
Repayments of other indebtedness/capital leases	(1,106)	(823)
Member distributions	(7,017)	(11,872)
Net cash provided by financing activities	2,204	16,025

Effect of exchange rate changes on cash	5	8
Net decrease in cash	(11,631)	(3,593)
Cash and cash equivalents at beginning of period	30,444	28,664
Cash and cash equivalents at end of period	$18,813	$25,071

Supplemental disclosures:
Cash paid during the period for interest	$5,346	$7,019
Cash paid during the period for taxes	$525	$53
Supplemental non-cash disclosures of investing and
financing activities:
Receivable for final purchase price adjustment	$-	$1,302

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in NBP’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 25, 2007.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.  Certain prior year amounts have been reclassified in order to conform to the current year presentation, as further discussed in the most recent Annual Report on Form 10-K.

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

(2) New Accounting Pronouncements

                In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classifications, interest and penalties, accounting in interim periods, disclosures and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 effective August 26, 2007, which had no impact on the financial statements of the Company.

                The Company’s subsidiary, National Carriers, Inc. (NCI), has concluded an examination of its U.S. federal income taxes for the 2005 fiscal year.  Based on federal income tax statute of limitations, NCI remains subject to examination of its income taxes for fiscal years 2006 and 2007.

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

(3) Inventories

Inventories at November 24, 2007 and August 25, 2007 consisted of the following (in thousands):

	November 24, 2007	August 25, 2007
Dressed and boxed meat products	$155,410	$144,766
Beef by-products	18,584	19,540
Supplies	15,264	12,938
Total inventory	$189,258	$177,244

 (4) Comprehensive Loss

Comprehensive loss, which consists of net loss and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended
	November 24, 2007	November 25, 2006
Net loss	$(24,496)	$(23,848)
Other comprehensive income:
Foreign currency translation adjustments	5	8
Comprehensive loss	$(24,491)	$(23,840)

(5) Contingencies

                Schumacher v. Tyson Foods, et al. On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleged that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also sought recovery against all defendants under a theory of unjust enrichment. The case was certified as a class-action matter in June of 2004. The plaintiffs claimed damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs. The claim is subject to reduction in an unknown amount by the number of class members who have opted out of the class. Trial began March 31, 2006. On April 13, 2006, the jury returned a verdict in favor of FNBPC but against the other defendants. The other defendants have filed an appeal in the United States Court of Appeals for the Eighth Circuit. The appeal was argued on November 14, 2007.  No decision has been made.  The plaintiffs did not appeal the verdict for the Company but no final judgment will be entered until after the appeal is decided.

                The Company’s wholly owned subsidiary, NCI, has various independent contractor drivers who are involved in accidents from time to time.  Management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

NBP is also a party to a number of lawsuits and claims arising out of the operation of our business. Management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

(6) Capital Subject to Redemption

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests. At November 24, 2007, the “Capital subject to redemption” was revalued by an independent appraisal process, and the value was determined to be $66.2 million, which was in excess of its carrying value.  Accordingly, the carrying value of the “Capital subject to redemption” increased by approximately $0.2 million through accretion during the thirteen weeks ended November 24, 2007, resulting in the $65.3 million carrying value, as reflected in the accompanying Consolidated Balance Sheet as of November 24, 2007.

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

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended
	November 24, 2007	November 25, 2006

Net sales:
Core beef	$1,399,284	$1,271,144
Other	51,650	54,418
Eliminations	(52,832)	(52,537)

Total net sales	$1,398,102	$1,273,025

Operating (loss) income:
Core beef	$(16,610)	$(16,402)
Other	1,419	1,777

Total operating loss	(15,191)	(14,625)

Interest income	170	196
Interest expense	(9,142)	(9,250)
Other income	241	111
Minority interest	(25)	(52)

Total loss before taxes	$(23,947)	$(23,620)

	November 24, 2007	November 25, 2006
Assets:
Core beef	$765,696	$710,422
Other	40,535	31,114
Eliminations	(837)	(381)
Total assets	$805,394	$741,155

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with Bovine Spongiform Encephalopathy (BSE), competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, consolidation among our customers and the potential inability to receive the anticipated benefits from the Brawley Beef acquisition.

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  See also the Risk Factors in Item 1A. Business of our Annual Report for the year ended August 25, 2007 on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

The cattle herd in the United States (U.S.) remains in a no-growth phase.  Following the drought of 2006 in the central U.S., an extreme dryness in the southeastern states resulted in cow herd liquidation in that region during 2007.  Retention of females to replenish and grow the U.S. cattle herd remains slow, resulting in long-term cattle supplies that show no appreciable sign of growth in overall fed cattle supplies over the next two to three years.  Meanwhile, cattle on feed supplies have returned to approximately the same level as the same time last year. Anticipated higher live cattle weights should support expectations for year over year beef production gains during the first half of 2008 before trending back below 2007 levels for the remainder of 2008.

Recent Developments

                Negotiations for the collective bargaining agreement with the United Food and Commercial Workers Union, Local 2 for the Liberal, Kansas facility to replace the prior agreement that expired on December 16, 2007 were completed in December 2007.  The newly ratified agreement provides for a five-year term expiring in December 2012.  The new agreement includes changes in wages and benefits that allow us to continue to be cost competitive within the beef industry while ensuring the ability to attract and retain employees.

Beef Export Markets

Export markets for U.S. beef products remain significantly constrained since the discovery of a case of BSE in the State of Washington in December 2003, as well as several other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.  In September 2006, South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger, however, restrictions imposed with the reopening have prompted further border closings from time to time.  These constraints and uncertainties have had a negative impact on beef margins.

                NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company’s revenues and net income.

Results of Operations

Thirteen weeks ended November 24, 2007 compared to thirteen weeks ended November 25, 2006

General.  Net loss for the thirteen weeks ended November 24, 2007 was $24.5 million compared to net loss of $23.8 million for the thirteen weeks ended November 25, 2006, a change of $0.7 million.  Sales and cost of sales were both higher in the thirteen weeks ended November 24, 2007 than those of the prior year period primarily due to an approximate 5.9% increase in the number of cattle processed, higher live cattle prices that were approximately 4.9% more and heavier cattle at average weights 0.8% more than the same period of fiscal 2007.

Although sales increased by approximately 9.8% compared to the same period in the prior year, cost of sales also increased by approximately 9.7% along with an approximate 10.2% increase in selling, general and administrative expenses and an approximate 12.2% increase in depreciation expense, resulting in an increase in operating loss of $0.6 million.  The increase in cost of sales was primarily due to an increase in cattle processed at live cattle prices that were approximately 4.9% higher and cattle weighing an average of 0.8% more than the same period in the prior year.  Total costs and expenses of $1,413.3 million and $1,287.6 million for the thirteen weeks ended November 24, 2007 and November 25, 2006, respectively, were 101.1% as a percent of sales for both periods.

Net Sales.  Net sales were $1,398.1 million for the thirteen weeks ended November 24, 2007 compared to $1,273.0 million for the thirteen weeks ended November 25, 2006, an increase of $125.1 million or 9.8%.  The increase in net sales principally resulted from an approximate 5.9% increase in the number of cattle processed during the thirteen weeks ended November 24, 2007.

                Cost of Sales.  Cost of sales was $1,393.7 million for the thirteen weeks ended November 24, 2007 compared to $1,269.9 million for the thirteen weeks ended November 25, 2006, an increase of $123.8 million or 9.7%.  The increase was a result of a combination of increased cattle processing of approximately 5.9%, higher live cattle prices that were approximately 4.9% more and heavier cattle at average weights 0.8% more than the same period of fiscal 2007.  The 4.9% increase in cattle prices for this period resulted from a continued tight supply of market-ready cattle.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $10.8 million for the thirteen weeks ended November 24, 2007 compared to $9.8 million for the thirteen weeks ended November 25, 2006, an increase of $1.0 million or 10.2%.  The increase reflects an increase in payroll and related expenses of approximately $0.6 million, an increase in marketing and advertising expense of approximately $0.3 million, an approximate $0.2 million increase in legal fees, an approximate $0.1 million increase in dues and subscription expense, and an increase in travel expenses of approximately $0.1 million, which were offset by a decrease of approximately $0.2 million in bad debt expense and a decrease in repairs and maintenance expense of approximately $0.2 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $8.8 million for the thirteen weeks ended November 24, 2007 compared to $7.9 million for the thirteen weeks ended November 25, 2006, an increase of $0.9 million or 12.2%.  Most of the increase was due to increased depreciation expense resulting from assets being placed into service, primarily at the Dodge City and Brawley beef plants, during fiscal year 2007.

Operating Loss.  An operating loss of $15.2 million was incurred for the thirteen weeks ended November 24, 2007 compared to an operating loss of $14.6 million for the thirteen weeks ended November 25, 2006, an increased loss of $0.6 million.  The increase resulted primarily from a lower sales volume at our portion control meat facility.

                Interest Expense.  Interest expense was $9.1 million for the thirteen weeks ended November 24, 2007 compared to $9.3 million for the thirteen weeks ended November 25, 2006, a slight decrease of $0.2 million or 1.2%.  The decrease in interest expense during the thirteen weeks ended November 24, 2007 as compared to the same period in fiscal 2007 was due primarily to lower interest rates on our variable rate debt, a decrease of approximately 53 basis points, during the thirteen weeks ended November 24, 2007 as compared to the same period in fiscal 2007.  Offsetting this decrease in interest rates was an increase in the weighted average of variable rate debt of approximately $38.0 million at November 24, 2007 as compared to November 25, 2006.

                Income Tax Expense.  Income tax expense was $0.5 million for the thirteen weeks ended November 24, 2007 compared to $0.2 million for the thirteen weeks ended November 25, 2006.  Income tax expense is recorded on income from National Carriers, Inc., which is organized as a C Corporation.

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

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended
	November 24, 2007	November 25, 2006

Net sales:
Core beef	$1,399,284	$1,271,144
Other	51,650	54,418
Eliminations	(52,832)	(52,537)

Total net sales	$1,398,102	$1,273,025

Operating (loss) income:
Core beef	$(16,610)	$(16,402)
Other	1,419	1,777

Total operating loss	(15,191)	(14,625)

Interest income	170	196
Interest expense	(9,142)	(9,250)
Other income	241	111
Minority interest	(25)	(52)

Total loss before taxes	$(23,947)	$(23,620)

	November 24, 2007	November 25, 2006
Assets:
Core beef	$765,696	$710,422
Other	40,535	31,114
Eliminations	(837)	(381)
Total assets	$805,394	$741,155

Thirteen weeks ended November 25, 2006 compared to thirteen weeks ended November 26, 2005

Core Beef

Net Sales.  Net sales for Core Beef were $1,399.3 million for the thirteen weeks ended November 24, 2007 compared to $1,271.1 million for the thirteen weeks ended November 25, 2006, an increase of $128.2 million or 10.1%.  The increase in net sales principally resulted from an approximate 5.9% increase in the number of cattle processed during the thirteen weeks ended November 24, 2007 as compared to the same period in the prior year.

Operating Loss.  An operating loss for Core Beef of $16.6 million was incurred during the thirteen weeks ended November 24, 2007 compared to an operating loss of $16.4 million during the thirteen weeks ended November 25, 2006, an increased loss of $0.2 million.  The increased loss resulted primarily from higher cost of sales as a result of increased cattle processing at live cattle prices that were approximately 4.9% higher, due to a continued tight supply of market-ready cattle.

Other

                Net Sales.  Net sales for Other were $51.7 million for the thirteen weeks ended November 24, 2007 compared to $54.4 million for the thirteen weeks ended November 25, 2006, a decrease of $2.7 million or 5.0%.  The decrease was primarily due to decreased sales volume in our portion control beef facility.

                Operating Income.  Operating income for Other was $1.4 million for the thirteen weeks ended November 24, 2007 compared to $1.8 million for the thirteen weeks ended November 25, 2006, a decrease of $0.4 million.  The decrease was due primarily to decreased sales volume at our portion control beef facility.

Liquidity and Capital Resources

As of November 24, 2007, we had net working capital of $209.9 million, which included $1.0 million in distributions payable, and cash and cash equivalents of $18.8 million.  As of August 25, 2007, we had net working capital of $249.3 million, which included $6.4 million in distributions payable, and cash and cash equivalents of $30.4 million.  Our primary sources of liquidity are cash flow from operations and available borrowings under our amended and restated credit facility.

As of November 24, 2007, we had $428.1 million of long-term debt, $3.5 million of which was classified as a current liability. As of November 24, 2007, our amended and restated credit facility consisted of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $28.7 million, outstanding letters of credit of $55.3 million and available borrowings of $116.0 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our amended and restated credit facility have funded our working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our amended and restated credit facility as of November 24, 2007.

In addition to outstanding borrowings under our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $160.0 million and capital lease and other obligations of $16.1 million as of November 24, 2007.

We believe that available borrowings under our amended and restated credit facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.  We are authorized to purchase up to $50.0 million of our outstanding Senior Notes from time to time in accordance with the limits imposed under the amended and restated credit facility.  Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.  For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended August 25, 2007.

Operating Activities

                Net cash used in operating activities in the thirteen weeks ended November 24, 2007 was $2.3 million compared to net cash used in operating activities of $9.8 million in the thirteen weeks ended November 25, 2006. The $7.5 million change was due to a greater decrease in working capital balances during the first quarter of fiscal year 2008 as compared to the decrease in working capital balances during the first quarter of fiscal year 2007.  This change resulted from greater cash inflows from accounts receivable and cash outflows for accrued compensation, accounts payable and other accrued expenses, offset by greater cash outflows for inventories and a slightly increased net loss.

Investing Activities

Net cash used in investing activities was $11.6 million in the thirteen weeks ended November 24, 2007 compared to $9.8 million in the thirteen weeks ended November 25, 2006.  This increase in cash used was primarily attributable to an increase in expenditures for property, plant and equipment in the current year.

Financing Activities

                Net cash provided by financing activities was $2.2 million in the thirteen weeks ended November 24, 2007 compared to net cash provided by financing activities of $16.0 million in the thirteen weeks ended November 25, 2006.  The change was primarily attributed to $9.6 million in net payments in revolving credit borrowings during the current thirteen week period as compared to $15.5 million in net receipts in revolving credit borrowings during the same period of last year.  Also contributing to the change was a $6.8 million increase in the overdraft balance and a decrease in member distributions payable of $4.9 million.

Amended and Restated Senior Credit Facility

                Effective July 25, 2007, we amended and restated our existing senior credit facility with a consortium of banks.  The facility now consists of a $202.6 million term loan that matures in May 2016 and a $200.0 million revolving line of credit loan that matures in July 2012 that is subject to certain borrowing base limitations.

                Borrowings under the facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of November 24, 2007, the interest rate for the revolving loan was approximately 6.7%.   The applicable margin for the Company’s term loan was also revised to a grid basis with different margins for Funded Debt to EBITDA Ratios greater than 3.50 to 1.00 and less than 3.50 to 1.00.  As of November 24, 2007, the interest rate for the term loan was approximately 6.8%.

            The revolving line of credit and the term loan will have no financial covenants unless the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter.  If the borrowing base availability falls below these amounts, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days. The Company was not subject to the fixed charge ratio test at November 24, 2007.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.

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

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under SFAS No. 133 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of all futures contracts and the gains and losses associated with changes in the market value of certain of the firm commitments not designated as normal purchases are recorded to income and expense in the period of change.

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  As of November 24, 2007, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $16.3 million.  As of August 25, 2007, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $5.2 million.

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

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.  As of November 24, 2007, the weighted average interest rate on our $252.0 million of variable rate debt was approximately 6.6%.

We had total interest expense of approximately $9.1 million during the thirteen week period ending November 24, 2007.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $1.2 million in the thirteen week period ending November 24, 2007.

Item 4T.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended November 24, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

                For information regarding legal proceedings, see Note 5, “Contingencies” to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Item 1A. Risk Factors

                The risk factors set forth in our Annual Report on Form 10-K for the year ended August 25, 2007 have not materially changed.

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

Date: January 8, 2008

