Form 10-Q
period 2008-02-23
NATIONAL BEEF PACKING CO LLC
filed 2008-04-04
CIK 1273784

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2008
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

There is no market for the Registrant’s equity.  As of March 31, 2008, there were 127,748,923 Class A units and 19,474,520 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	February 23, 2008
	(unaudited)	August 25, 2007
Assets
Current assets:
Cash and cash equivalents	$25,628	$30,444
Accounts receivable, less allowance for returns and doubtful accounts of $3,800 and $4,642, respectively	169,762	189,725
Due from affiliates	5,066	4,394
Other receivables	6,035	8,389
Inventories	168,776	177,244
Other current assets	14,208	14,144
Total current assets	389,475	424,340

Property, plant and equipment, at cost	397,401	372,148
Less accumulated depreciation	115,766	99,358
Net property, plant and equipment	281,635	272,790
Goodwill	80,042	80,042
Other intangibles, net of accumulated amortization of $8,260 and $7,214, respectively	27,788	28,659
Other assets	9,864	9,672
Total assets	$788,804	$815,503
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$3,515	$3,391
Cattle purchases payable	62,413	62,995
Accounts payable – trade	58,916	60,187
Due to affiliates	218	355
Accrued compensation and benefits	13,225	16,088
Accrued insurance	10,836	14,550
Other accrued expenses and liabilities	10,837	11,027
Distributions payable	980	6,405
Total current liabilities	160,940	174,998
Long-term debt, excluding current installments	460,394	435,455
Other liabilities	2,428	2,559
Total liabilities	623,762	613,012
Minority interest	1,270	952
Capital subject to redemption	85,580	76,938
Members’ capital:
Members’ capital	78,129	124,541
Accumulated other comprehensive income	63	60
Total members’ capital	78,192	124,601
Commitments and contingencies	-	-
Total liabilities and members’ capital	$788,804	$815,503

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 23, 2008	February 24, 2007	February 23, 2008	February 24, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$1,305,950	$1,313,319	$2,704,052	$2,586,344
Costs and expenses:
Cost of sales	1,288,194	1,287, 543	2,681,887	2,557,626
Selling, general and administrative	10,671	9,721	21,446	19,580
Depreciation and amortization	8,751	7,945	17,577	15,811
Total costs and expenses	1,307,616	1,305,209	2,720,910	2,593,017
Operating income (loss)	(1,666)	8,110	(16,858)	(6,673)
Other income (expense):
Interest income	135	174	305	370
Interest expense	(9,120)	(9,712)	(18,262)	(18,962)
Minority owners' interest in net income of Kansas City Steak Company, LLC	(421)	(300)	(446)	(352)
Equity in loss of aLF Ventures, LLC	(25)	(25)	(50)	(54)
Other, net	1,538	379	1,805	677
Loss before taxes	(9,559)	(1,374)	(33,506)	(24,994)
Income tax expense	(530)	(657)	(1,080)	(885)
Net loss	$(10,089)	$(2,031)	$(34,586)	$(25,879)

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	26 weeks ended	26 weeks ended
	February 23, 2008	February 24, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(34,586)	$(25,879)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	17,577	15,811
Loss / (gain) on disposal of property, plant and equipment	13	(5)
(Gain) / loss on disposal of investment	(1,342)	-
Minority interest	318	213
Change in assets and liabilities:
Accounts receivable	19,963	(5,226)
Due from affiliates	(672)	(574)
Other receivables	2,354	(2,460)
Inventories	8,468	(5,023)
Other assets	(431)	(896)
Cattle purchases payable	3,232	3,920
Accounts payable	7,750	(2,444)
Due to affiliates	(137)	43
Accrued compensation and benefits	(2,863)	(11,731)
Accrued insurance	(3,714)	(3,481)
Other accrued expenses and liabilities	(321)	(1,892)
Net cash provided by / (used in) operating activities	15,609	(39,624)

Cash flows from investing activities:
Capital expenditures, including interest capitalized	(25,510)	(21,200)
Acquisition of businesses, final purchase price adjustment	-	1,248
Proceeds from sale of property, plant and equipment	121	137
Proceeds from redemption of investment	1,342	-
Net cash used in investing activities	(24,047)	(19,815)

Cash flows from financing activities:
Net receipts under revolving credit lines	26,761	71,022
Repayments of term note payable	-	(7,384)
Change in overdraft balances	(12,835)	5,274
Repayments of other indebtedness	(1,698)	(1,156)
Member distributions	(8,609)	(13,464)
Net cash provided by financing activities	3,619	54,292

Effect of exchange rate changes on cash	3	7
Net decrease in cash	(4,816)	(5,140)
Cash and cash equivalents at beginning of period	30,444	32,686
Cash and cash equivalents at end of period	$25,628	$27,546

Supplemental disclosures:
Cash paid during the period for interest	$18,693	$20,388
Cash paid during the period for taxes	979	690

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

(2) New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classifications, interest and penalties, accounting in interim periods, disclosures and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 effective August 26, 2007, which had no impact on the financial statements of the Company.

                The Company’s subsidiary, National Carriers, Inc. (NCI), has concluded an examination of its U.S. federal income taxes for the 2005 fiscal year.  Based on federal income tax statute of limitations, NCI remains subject to examination of its income taxes for fiscal years 2006 and 2007.

                In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R (SFAS 141R), Business Combinations”.  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements.  Any acquisition-related costs are to be expensed instead of capitalized.  The impact to the Company from the adoption of SFAS 141R in fiscal year 2009 will depend on acquisitions at the time.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

                In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (SFAS 157), Fair Value Measurements.  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS 157 will apply to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, however, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  FSP 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  NBP is currently evaluating the impact SFAS 157 may have, if any, on its consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary.  SFAS 160 requires noncontrolling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity.   SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact SFAS 160 may have, if any, on its consolidated financial statements.

(3) Inventories

Inventories at February 23, 2008 and August 25, 2007 consisted of the following (in thousands):

	February 23, 2008	August 25, 2007
Dressed and boxed beef	$135,180	$144,766
Beef by-products	17,348	19,540
Supplies	16,248	12,938
Total inventory	$168,776	$177,244

 (4) Comprehensive Loss

Comprehensive loss, which consists of net loss and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 23, 2008	February 24, 2007	February 23, 2008	February 24, 2007
Net loss	$(10,089)	$(2,031)	$(34,586)	$(25,879)
Other comprehensive loss:
Foreign currency translation adjustments	(2)	(1)	3	7
Comprehensive loss	$(10,091)	$(2,032)	$(34,583)	$(25,872)

(5) Capital Subject to Redemption

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings, LLC have the right to request that NBP repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value over the current period through the earliest redemption date of the respective interests.  At February 23, 2008, the “Capital subject to redemption” was revalued by an independent appraisal process, and the value was determined to be $178.2 million, which was in excess of its carrying value.  Accordingly, the carrying value of the “Capital subject to redemption” increased by approximately $25.5 million through accretion during the thirteen weeks ended February 23, 2008, resulting in the $85.6 million carrying value, as reflected in the accompanying Consolidated Balance Sheet as of February 23, 2008.

The value of the capital subject to redemption at February 23, 2008, increased by approximately $106.1 million compared to the value at August 25, 2007 primarily as a result of the indication of fair value from the Membership Interest Purchase Agreement (the Agreement) that was entered into on February 29, 2008 with JBS S.A. (JBS).  Under the agreement, JBS will acquire all of the outstanding membership interests in NBP for an aggregate value of $560.0 million.  Generally accepted accounting principles require the Company to determine the fair value of the capital subject to redemption at the end of each reporting period.  This change in fair value is accreted over the redemption period as discussed above.  Offsetting the change in the value of the minority interest is a corresponding change in members’ capital.  See Note 8 – Subsequent Event for more information related to the Agreement.

(6) Contingencies

Schumacher v. Tyson Foods, et al. On July 1, 2002, a lawsuit was filed against Farmland National Beef Packing Company, L.P. (FNBPC or the predecessor to NBP), ConAgra Beef Company, Tyson Foods, Inc. and Excel Corporation in the United States District Court for the District of South Dakota seeking certification of a class of all persons who sold cattle to the defendants for cash, or on a basis affected by the cash price for cattle, during the period from April 2, 2001 through May 11, 2001 and for some period up to two weeks thereafter. The case was filed by three named plaintiffs on behalf of a putative nationwide class that plaintiffs estimate is comprised of hundreds or thousands of members. The complaint alleged that the defendants, in violation of the Packers and Stockyards Act of 1921, knowingly used, without correction or disclosure, incorrect and misleading boxed beef price information generated by the USDA to purchase cattle offered for sale by the plaintiffs at a price substantially lower than was justified by the actual and correct price of boxed beef during this period. Plaintiffs also sought recovery against all defendants under a theory of unjust enrichment. The case was certified as a class-action matter in June of 2004. The plaintiffs claimed damages against FNBPC in the amount of approximately $4.5 million plus prejudgment interest, attorneys' fees and court costs. The claim is subject to reduction in an unknown amount by the number of class members who have opted out of the class. Trial began March 31, 2006. On April 13, 2006, the jury returned a verdict in favor of FNBPC but against the other defendants. The other defendants have filed an appeal in the United States Court of Appeals for the Eighth Circuit. The plaintiffs did not appeal the verdict for the Company but no final judgment will be entered until after the appeal is decided.  The Eighth Circuit reversed the judgment against the other defendants and the District Court has dismissed plaintiffs’ complaint with prejudice.  The deadline for filing a petition for certiorari in the Supreme Court is April 29, 2008.

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

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 23, 2008	February 24, 2007	February 23, 2008	February 24, 2007
Net sales:
Core beef	$ 1,306,957	$ 1,305,862	$ 2,706,242	$ 2,577,006
Other (1)	61,379	59,736	113,029	114,154
Eliminations (1)	(62,386)	(52,279)	(115,219)	(104,816)
Total net sales	$ 1,305,950	$ 1,313,319	$ 2,704,052	$ 2,586,344

Operating (loss) income:
Core beef	$ (4,819)	$ 5,037	$ (21,428)	$ (11,522)
Other	3,153	3,073	4,570	4,849
Total operating (loss) income	(1,666)	8,110	(16,858)	(6,673)

Interest income	135	174	305	370
Interest expense	(9,120)	(9,712)	(18,262)	(18,962)
Other income, net	1,513	354	1,755	623
Minority interest	(421)	(300)	(446)	(352)
Total loss before taxes	$ (9,559)	$ (1,374)	$ (33,506)	$ (24,994)

	February 23, 2008	February 24, 2007
Assets:
Core beef	$ 751,672	$ 734,708
Other	37,462	29,117
Eliminations	(330)	7,133
Total assets	$ 788,804	$ 770,958

1)  Net sales – Other, as previously presented in NBP’s financial statements, was decreased by $0.1 million with an offsetting increase to Net sales – Eliminations for the thirteen and twenty-six week periods ended February 24, 2007 to correctly present the impact of transfer pricing adjustments.

(8) Subsequent Event

                On February 29, 2008, the Company, JBS, USPB, our majority owner, and the other holders of the Company’s membership interests, including NBPCO Holdings, LLC (NBPCO) and parties controlled by three executive officers, John R. Miller, Timothy M. Klein and Scott H. Smith, entered into the Agreement. Under the Agreement, JBS will acquire all of the Company’s outstanding membership interests (including the membership interests issuable pursuant to deferred equity incentive compensation agreements with our Chief Executive Officer and Chief Operating Officer) for a combination of approximately $465.0 million cash and $95.0 million in common stock of JBS (the Purchase Price).

                Pursuant to the Agreement, at closing USPB and certain other members of the Company will receive their proportionate share of the Purchase Price with 80.0% to be paid in cash and 20.0% to be paid in shares of common stock of JBS (the JBS Stock), which will be freely transferable on the Novo Mercado segment of the BOVESPA stock exchange in Brazil. The number of shares of JBS Stock will be determined based on its volume weighted average closing price during the 20 trading days prior to closing, subject to certain adjustments. Certain of the Company’s members have elected to receive or, under certain circumstances, have the right to receive their portion of the Purchase Price entirely in cash. If JBS is unable to deliver JBS Stock on an unencumbered and freely transferable basis at closing, the sellers may still demand to close, but be paid entirely in cash.

                Consummation of the Agreement is subject to customary conditions, including approval of the Agreement by the members of USPB and the shareholders of JBS and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and possible approvals by certain foreign jurisdictions.  The members of USPB approved the Agreement on March 14, 2008.

                The Agreement contains certain termination rights and provides that under certain circumstances, JBS or the Company may be required to pay the Company’s members or the members of JBS, respectively, a termination fee of $25 million plus certain costs.  The parties have agreed on the payment of certain fees and expenses, including those related to antitrust filings and compliance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including the satisfaction of all conditions to close the transaction with JBS S.A. ( JBS) described below under “Recent Developments,” economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with Bovine Spongiform Encephalopathy (BSE), competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, consolidation among our customers and the potential inability to receive the anticipated benefits from the Brawley Beef acquisition.

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

Industry Outlook

The cattle herd in the United States remains in a no-growth phase.  The increased cost of production and uncertainty about future costs has led to a lack of growth in the beef cattle segment.  Although the dairy cattle segment is also challenged by rapidly increasing costs, the dairy herd continues to grow due to its ability to pass through higher production costs.  The cattle on feed supplies are nearly 2.0% above the prior year supplies and should remain above prior year levels into the early summer before contracting for the remainder of the summer and early fall.

Beef Export Markets

Export markets for U.S. beef products remain significantly constrained since the discovery of a case of BSE in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006, however, its border was subsequently closed on October 5, 2007 and has not reopened.  These constraints and uncertainties have had a negative impact on beef margins.

                We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on our revenues and net income.

Recent Developments

                Production Cutbacks:  On December 12, 2007, we announced production cutbacks to 32-36 hours at our beef processing facilities in Liberal and Dodge City, Kansas.  Production cuts began that week and have reduced slaughter by approximately 10,000 to 15,000 head per week.  Management’s decision to regulate production hours is driven by market conditions.

                Membership Interest Purchase Agreement with JBS: On February 29, 2008, we, JBS, USPB, our majority owner, and the other holders of our membership interests, including NBPCO Holdings, LLC (NBPCO) and parties controlled by three executive officers, John R. Miller, Timothy M. Klein and Scott H. Smith, entered into a Membership Interest Purchase Agreement (the Agreement). Under the Agreement, JBS will acquire all of our outstanding membership interests (including the membership interests issuable pursuant to deferred equity incentive compensation agreements with our Chief Executive Officer and Chief Operating Officer) for a combination of approximately $465.0 million cash and $95.0 million in common stock of JBS (the Purchase Price).

                Pursuant to the Agreement, at closing USPB and certain other members of ours will receive their proportionate share of the Purchase Price with 80.0% to be paid in cash and 20.0% to be paid in shares of common stock of JBS (the JBS Stock), which will be freely transferable on the Novo Mercado segment of the BOVESPA stock exchange in Brazil. The number of shares of JBS Stock will be determined based on its volume weighted average closing price during the 20 trading days prior to closing, subject to certain adjustments. Certain of our members have elected to receive or, under certain circumstances, have the right to receive their portion of the Purchase Price entirely in cash. If JBS is unable to deliver JBS Stock on an unencumbered and freely transferable basis at closing, the sellers may still demand to close, but be paid entirely in cash.

                Consummation of the Agreement is subject to customary conditions, including approval of the Agreement by the members of USPB and the shareholders of JBS and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and possible approvals by certain foreign jurisdictions.  The members of USPB approved the Agreement on March 14, 2008.

                The Agreement contains certain termination rights and provides that under certain circumstances, JBS or we may be required to pay our members or the members of JBS, respectively, a termination fee of $25 million plus certain costs.  The parties have agreed on the payment of certain fees and expenses, including those related to antitrust filings and compliance.

Results of Operations

Thirteen weeks ended February 23, 2008 compared to thirteen weeks ended February 24, 2007

General.  Net loss for the thirteen weeks ended February 23, 2008 was approximately $10.1 million compared to a net loss of approximately $2.0 million for the thirteen weeks ended February 24, 2007, an increased loss of approximately $8.1 million.  Net sales were lower in the thirteen weeks ended February 23, 2008 compared to those of the prior period primarily due to reduced production at our beef processing plants.  The number of cattle processed during the current thirteen week period was 8.3% less than the same period of last year.

Total costs and expenses of approximately $1,307.6 million and $1,305.2 million for the thirteen weeks ended February 23, 2008 and February 24, 2007, respectively, were 100.1% as a percent of sales for the thirteen weeks ended February 23, 2008 compared to 99.4% for the thirteen weeks ended February 24, 2007.  High cattle prices contributed to an erosion of gross margin resulting in a decrease in operating income of approximately $9.8 million.

Net Sales.  Net sales were approximately $1,306.0 million for the thirteen weeks ended February 23, 2008 compared to approximately $1,313.3 million for the thirteen weeks ended February 24, 2007, a decrease of approximately $7.3 million, or 0.6%.  Our Core Beef segment experienced a slight increase in net sales due to increased average sales prices per head which more than offset the decreased volume of cattle processed during the quarter as compared to the same period of fiscal 2007.  Net sales in total decreased, however, as the increase in the Core Beef segment’s net sales was driven by intercompany sales that were eliminated in consolidation.

                Cost of Sales.  Cost of sales was approximately $1,288.2 million for the thirteen weeks ended February 23, 2008 compared to approximately $1,287.5 million for the thirteen weeks ended February 24, 2007, an increase of approximately $0.7 million, or 0.1%.   The increase was primarily a result of increased live cattle prices that were approximately 4.7% higher due to the continued tight supply of market-ready cattle and to the cattle being heavier, at average weights 0.6% more, than the same period of last year.  Partially offsetting the increase in cattle prices was a decrease in cattle processing by approximately 8.3% for the current thirteen week period as compared to the same period of fiscal 2007.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $10.7 million for the thirteen weeks ended February 23, 2008 compared to approximately $9.7 million for the thirteen weeks ended February 24, 2007, an increase of approximately $1.0 million, or 10.3%.  The increase primarily reflects an increase in payroll and related expenses of approximately $0.3 million, due mainly to increases in salaries, an increase in repairs and maintenance expense of approximately $0.2 million, an increase in legal expense of approximately $0.2 million, and an increase of approximately $0.1 million in advertising expense.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $8.8 million for the thirteen weeks ended February 23, 2008 compared to approximately $7.9 million for the thirteen weeks ended February 24, 2007, an increase of approximately $0.9 million, or 11.4%.  Depreciation expense increased due to assets being placed into service, primarily at the Dodge City and Brawley beef plants, during the fiscal year 2007.

Operating Income/Loss.  Operating loss was approximately $1.7 million for the thirteen weeks ended February 23, 2008 compared to operating income of approximately $8.1 million for the thirteen weeks ended February 24, 2007, a decrease of approximately $9.8 million.  The decreased operating income resulted primarily from higher cattle costs during the second quarter of fiscal 2008 as compared to the same period of last year.

                Interest Expense.  Interest expense was approximately $9.1 million for the thirteen weeks ended February 23, 2008 compared to approximately $9.7 million for the thirteen weeks ended February 24, 2007, a decrease of approximately $0.6 million, or 6.2%.  The decrease in interest expense during the thirteen weeks ended February 23, 2008 as compared to the same period in fiscal 2007 was due primarily to lower interest rates on our variable rate debt, a decrease of approximately 192 basis points.  Offsetting this decrease in interest rates was an increase in the weighted average of variable rate debt of approximately $19.7 million at February 23, 2008 as compared to February 24, 2007.

                Other, net.  Other, net non-operating income was approximately $1.5 million for the thirteen weeks ended February 23, 2008 compared to other, net non-operating income of approximately $0.4 million for the thirteen weeks ended February 24, 2007, an increase of approximately $1.1 million.  The increase in other, net non-operating income was primarily related to $1.3 million in proceeds received in redemption of an investment interest in which our basis had previously been written down to zero.

                Income Tax Expense.  Income tax expense was approximately $0.5 million for the thirteen weeks ended February 23, 2008 compared to income tax expense of approximately $0.7 million for the thirteen weeks ended February 24, 2007, a decrease in expense of approximately $0.2 million.  Income tax expense is recorded on income from National Carriers, Inc., which is organized as a C Corporation.

Twenty-six weeks ended February 23, 2008 compared to twenty-six weeks ended February 24, 2007

General.  Net loss for the twenty-six weeks ended February 23, 2008 was approximately $34.6 million compared to a net loss of approximately $25.9 million for the twenty-six weeks ended February 24, 2007, an increased loss of approximately $8.7 million.  Net sales were higher in the twenty-six weeks ended February 23, 2008 compared to those of the prior period primarily due to an average increase in sales prices per head of approximately 6.5%.  The number of cattle processed during the current twenty-six week period was 1.4% less than the same period of last year.

Total costs and expenses of approximately $2,720.9 million and $2,593.0 million for the twenty-six weeks ended February 23, 2008 and February 24, 2007, respectively, were 100.6% as a percent of sales for the twenty-six weeks ended February 23, 2008 compared to 100.3% for the twenty-six weeks ended February 24, 2007.  Continued high cattle prices contributed to an erosion of the gross margin for the current twenty-six week period as compared to the same period of last year.

Net Sales.  Net sales were approximately $2,704.1 million for the twenty-six weeks ended February 23, 2008 compared to approximately $2,586.3 million for the twenty-six weeks ended February 24, 2007, an increase of approximately $117.8 million, or 4.6%.  The moderate increase in net sales resulted primarily from an average increase in sales prices per head of 6.5% in the twenty-six weeks ended February 23, 2008 than the same period in the prior year while the volume of cattle processed decreased by approximately 1.4%.

                Cost of Sales.  Cost of sales was approximately $2,681.9 million for the twenty-six weeks ended February 23, 2008 compared to approximately $2,557.6 million for the twenty-six weeks ended February 24, 2007, an increase of approximately $124.3 million, or 4.9%.  The increase was primarily a result of increased live cattle prices that were approximately 4.8% higher due to the continued tight supply of market-ready cattle and to the cattle being heavier, at average weights 0.7% more, than the twenty-six week period of last year.  Partially offsetting this increase was decreased cattle processing of approximately 1.4% for the current twenty-six week period as compared to the same period of fiscal 2007.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $21.4 million for the twenty-six weeks ended February 23, 2008 compared to approximately $19.6 million for the twenty-six weeks ended February 24, 2007, an increase of approximately $1.8 million, or 9.2%.  The increase for this period is primarily due to an increase in payroll and benefit expenses of approximately $0.9 million, an approximate $0.4 million increase in legal fees and an increase in advertising expense of approximately $0.3 million.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $17.6 million for the twenty-six weeks ended February 23, 2008 compared to approximately $15.8 million for the twenty-six weeks ended February 24, 2007, an increase of approximately $1.8 million, or 11.4%.  Depreciation expense increased due to assets being placed into service, primarily at the Dodge City and Brawley beef plants, during the fiscal year 2007.

Operating Loss.  Operating loss was approximately $16.9 million for the twenty-six weeks ended February 23, 2008 compared to operating loss of approximately $6.7 million for the twenty-six weeks ended February 24, 2007, an increased loss of approximately $10.2 million.  The increased operating loss in the current twenty-six week period resulted primarily from higher cattle prices as compared to the same period of last year.

                Interest Expense.  Interest expense was approximately $18.3 million for the twenty-six weeks ended February 23, 2008 compared to approximately $19.0 million for the twenty-six weeks ended February 24, 2007, a decrease of approximately $0.7 million, or 3.7%.  The decrease in interest expense during the twenty-six weeks ended February 23, 2008 as compared to the same period in fiscal 2007 was due primarily to lower interest rates on our variable rate debt, a decrease of approximately 147 basis points.  Offsetting this decrease in interest rates was an increase in the weighted average of variable rate debt of approximately $43.8 million at February 23, 2008 as compared to February 24, 2007.

                Other, net.  Other, net non-operating income was approximately $1.8 million for the twenty-six weeks ended February 23, 2008 compared to other, net non-operating income of approximately $0.7 million for the twenty-six weeks ended February 24, 2007, an increase of approximately $1.1 million.  The increase in other net non-operating income was primarily related to $1.3 million in proceeds received in redemption of an investment interest in which our basis had previously been written down to zero.

                Income Tax Expense.  Income tax expense was approximately $1.1 million for the twenty-six weeks ended February 23, 2008 compared to approximately $0.9 million for the twenty-six weeks ended February 24, 2007, an increase of approximately $0.2 million, or 22.2%.  Income tax expense is recorded on income from National Carriers, Inc., which is organized as a C Corporation.

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

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 23, 2008	February 24, 2007	February 23, 2008	February 24, 2007
Net sales:
Core beef	$ 1,306,957	$ 1,305,862	$ 2,706,242	$ 2,577,006
Other (1)	61,379	59,736	113,029	114,154
Eliminations (1)	(62,386)	(52,279)	(115,219)	(104,816)
Total net sales	$ 1,305,950	$ 1,313,319	$ 2,704,052	$ 2,586,344

Operating (loss) income:
Core beef	$ (4,819)	$ 5,037	$ (21,428)	$ (11,522)
Other	3,153	3,073	4,570	4,849
Total operating (loss) income	(1,666)	8,110	(16,858)	(6,673)

Interest income	135	174	305	370
Interest expense	(9,120)	(9,712)	(18,262)	(18,962)
Other income, net	1,513	354	1,755	623
Minority interest	(421)	(300)	(446)	(352)
Total loss before taxes	$ (9,559)	$ (1,374)	$ (33,506)	$ (24,994)

	February 23, 2008	February 24, 2007
Assets:
Core beef	$ 751,672	$ 734,708
Other	37,462	29,117
Eliminations	(330)	7,133
Total assets	$ 788,804	$ 770,958

1)  Net sales – Other, as previously presented in our financial statements, was decreased by $0.1 million with an offsetting increase to Net sales – Eliminations for the thirteen and twenty-six week periods ended February 24, 2007 to correctly present the impact of transfer pricing adjustments.

Thirteen weeks ended February 23, 2008 compared to thirteen weeks ended February 24, 2007

Core Beef

Net Sales.  Net sales for Core Beef were approximately $1,307.0 million for the thirteen weeks ended February 23, 2008 compared to approximately $1,305.9 million for the thirteen weeks ended February 24, 2007, an increase of approximately $1.1 million, or 0.1%.  The slight increase in net sales resulted primarily from an average increase in sales prices per head of 9.2% for the current thirteen week period as compared to the same period of last year, partially offset by an 8.3% decrease in the number of cattle slaughtered.

Operating Loss.  The operating loss for Core Beef was approximately $4.8 million for the thirteen weeks ended February 23, 2008 compared to operating income of approximately $5.0 million for the thirteen weeks ended February 24, 2007, a decrease of approximately $9.8 million.  This operating loss resulted primarily from higher cost of sales due to live cattle prices that were approximately 4.7% higher for the current thirteen week period as compared to the same period of last year, partially offset by an 8.3% decrease in the volume of cattle processed.

Other

                Net Sales.  Net sales for Other were approximately $61.4 million for the thirteen weeks ended February 23, 2008 compared to approximately $59.7 million for the thirteen weeks ended February 24, 2007, an increase of approximately $1.7 million, or 2.8%.  The increase was primarily due to increased sales volume in our portion control beef facility during the thirteen week period of fiscal 2008 as compared to the same period of last year.

Operating Income.  Operating income for Other was approximately $3.2 million for the thirteen weeks ended February 23, 2008 compared to approximately $3.1 million for the thirteen weeks ended February 24, 2007, an increase of approximately $0.1 million, or 3.2%.  The increase was due primarily to improved operating income of our portion control beef facility during the thirteen week period of fiscal 2008 as compared to the same period of last year.

Twenty-six weeks ended February 23, 2008 compared to twenty-six weeks ended February 24, 2007

Core Beef

Net Sales.  Net sales for Core Beef were approximately $2,706.2 million for the twenty-six weeks ended February 23, 2008 compared to approximately $2,577.0 million for the twenty-six weeks ended February 24, 2007, an increase of approximately $129.2 million, or 5.0%.  The moderate increase in net sales resulted primarily from an average increase in sales prices per head of 6.5% for the twenty-six weeks ended February 23, 2008 as compared to the same period of last year, partially offset by a 1.4% decrease in the number of cattle slaughtered.

Operating Loss.  Operating loss for Core Beef was approximately $21.4 million for the twenty-six weeks ended February 23, 2008 compared to operating loss of approximately $11.5 million for the twenty-six weeks ended February 24, 2007, an increased loss of approximately $9.9 million.  The operating loss resulted primarily from higher cost of sales due to live cattle prices that were approximately 4.8% higher for the current twenty-six week period as compared to the same period of last year, partially offset by a 1.4% decrease in the volume of cattle processed.

Other

                Net Sales.  Net sales for Other were approximately $113.0 million for the twenty-six weeks ended February 23, 2008 compared to approximately $114.2 million for the twenty-six weeks ended February 24, 2007, a decrease of approximately $1.2 million, or 1.1%.  The decrease in net sales was primarily due to a slight reduction in sales in our transportation operations while the sales volume in our portion control beef facility remained relatively unchanged during the twenty-six week period of fiscal 2008 as compared to the same period of last year.

                Operating Income.  Operating income for Other was approximately $4.6 million for the twenty-six weeks ended February 23, 2008 compared to approximately $4.8 million for the twenty-six weeks ended February 24, 2007, a decrease of approximately $0.2 million.  The slight decrease in operating income was due primarily to the slight decline in sales in our transportation operations during the twenty-six week period of fiscal 2008 as compared to the same period of last year.

Liquidity and Capital Resources

As of February 23, 2008, we had net working capital of approximately $228.5 million, which included $1.0 million in distributions payable and cash and cash equivalents of $25.6 million.  As of August 25, 2007, we had net working capital of approximately $249.3 million, which included $6.4 million in distributions payable and cash and cash equivalents of $30.4 million.  Our primary sources of liquidity are cash flows from operations and available borrowings under our amended and restated credit facility.

As of February 23, 2008, we had $463.9 million of long-term debt, of which $3.5 million was classified as a current liability. As of February 23, 2008, our amended and restated credit facility consisted of a $202.6 million term loan and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $65.1 million, outstanding letters of credit of $60.6 million and available borrowings of $74.3 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our amended and restated credit facility have funded our working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our amended and restated credit facility as of February 23, 2008.

In addition to outstanding borrowings under our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $160.0 million and capital leases and other obligations of $15.5 million as of February 23, 2008.

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

Operating Activities

                Net cash provided by operating activities in the twenty-six weeks ended February 23, 2008 was approximately $15.6 million compared to net cash used in operating activities of approximately $39.6 million in the twenty-six weeks ended February 24, 2007.  The improvement was primarily due to net cash being provided in operating activities through accounts receivable, inventory, and accounts payable in the current year while net cash was used in operating activities through accounts receivable, inventory, accounts payable and accrued compensation and benefits in the same comparable period of last year.

Investing Activities

Net cash used in investing activities was approximately $24.0 million in the twenty-six weeks ended February 23, 2008 compared to approximately $19.8 million in the twenty-six weeks ended February 24, 2007.  This increase in cash used was primarily attributable to an increase in expenditures for property, plant and equipment related to improving operating efficiencies, primarily at our Liberal and Dodge City facilities, in the current year.

Financing Activities

                Net cash provided by financing activities was approximately $3.6 million in the twenty-six weeks ended February 23, 2008 compared to approximately $54.3 million in the twenty-six weeks ended February 24, 2007.  The change was primarily attributed to a $44.3 million difference in revolving credit borrowings and an $18.1 million change in the impact of overdraft balances which was partially offset by $7.4 million in repayments on our term note, made in the 2007 period that did not recur in the 2008 period, and a $4.9 million decrease in member distributions payable during the current twenty-six week period as compared to the same period of last year.

Amended and Restated Senior Credit Facility

                Effective July 25, 2007, we amended and restated our existing senior credit facility with a consortium of banks.  The facility now consists of a $202.6 million term loan that matures in May 2016 and a $200.0 million revolving line of credit loan that matures in July 2012 that is subject to certain borrowing base limitations.

                Borrowings under the facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of February 23, 2008, the interest rate for the revolving loan was approximately 4.8%.   The applicable margin for the Company’s term loan was also revised to a grid basis with different margins for Funded Debt to EBITDA Ratios greater than 3.50 to 1.00 and less than 3.50 to 1.00.  As of February 23, 2008, the interest rate for the term loan was approximately 5.3%.

         The revolving line of credit and the term loan will have no financial covenants unless the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter.  If the borrowing base availability falls below these amounts, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  The Company was not subject to the fixed charge ratio test at February 23, 2008.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.

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

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  As of February 23, 2008, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $0.2 million.  As of August 25, 2007, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $5.2 million.

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

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.  As of February 23, 2008, the weighted average interest rate on our $288.4 million of variable rate debt was approximately 5.0%.

We had total interest expense of approximately $18.3 million during the twenty-six week period ending February 23, 2008.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $2.7 million in the twenty-six week period ending February 23, 2008.

Item 4T.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended February 23, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

                For information regarding legal proceedings, see Note 6, “Contingencies” to our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

                Other than the satisfaction of closing conditions to complete the Agreement and our subsequent operation by JBS thereafter, the risk factors set forth in our Annual Report on Form 10-K for the year ended August 25, 2007 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

                None.

Item 3. Defaults Upon Senior Securities.

                None.

Item 4. Submission of Matters to a Vote of Security Holders.

                None.

Item 5. Other Information.

                None.

Item 6. Exhibits.

(A)	Exhibits

2.1

Member Interest Purchase Agreement dated as of February 29, 2008, among JBS S.A.; National Beef Packing Company, LLC; U.S. Premium Beef, LLC; French Basin Land and Cattle Co., LLC; TKK Investments, LLC; S-B Enterprises V, LLC; TMKCO, LLC: John R. Miller; Timothy M. Klein; and NBPCO Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2008).

2.2

First Amendment of Membership Interest Purchase Agreement dated as of March 24, 2008, among JBS, S.A.; National Beef Packing Company, LLC; U.S. Premium Beef, LLC; French Basin Land and Cattle Co., LLC; TKK Investments, LLC; S-B Enterprises V, LLC; TMKCO, LLC; John R. Miller; Timothy M. Klein; and NBPCO Holdings, LLC.

2.3	Second Amendment of Membership Interest Purchase Agreement dated as of April 3, 2008, among JBS, S.A.; National Beef Packing Company, LLC; U.S. Premium Beef, LLC; French Basin Land and Cattle Co., LLC; TKK Investments, LLC; S-B Enterprises V, LLC; TMKCO, LLC; John R. Miller; Timothy M. Klein; and NBPCO Holdings, LLC.

10.1	Amended and Restated Lease Agreement dated April 11, 2006 between Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas Counties and National Beef Packing Company, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: April 4, 2008

