Form 10-K
period 2008-08-30
NATIONAL BEEF PACKING CO LLC
filed 2008-11-24
CIK 1273784

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑ No☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There is no market for the Registrant’s equity.  As of February 23, 2008, there were 127,748,923 Class A units and 19,474,520 Class B units outstanding, all of which was held by affiliates.

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

----------------------------------

Unless the context indicates or otherwise requires, the terms “National Beef,” “NBP,” “Company,” “we,” “our,” and “us” refer to National Beef Packing Company, LLC and its consolidated subsidiaries.  As used in this report, the term “U.S. Premium Beef” and “USPB” refers to U.S. Premium Beef, LLC, a Delaware limited liability company, formerly U.S. Premium Beef, Ltd., a Kansas cooperative.  As used in this report, the terms “fiscal year” or “fiscal year ended” refers to our fiscal year, which ends on the last Saturday in August.

PART I

ITEM 1.       BUSINESS

General

We are the fourth largest beef processing company in the United States, accounting for 13.7% of the United States fed cattle processed in our fiscal year 2008. We process, package and deliver fresh beef for sale to customers in the United States and international markets. Our products include boxed beef and beef by-products, such as hides and offal. In addition, we sell value-added beef products including branded boxed beef, case-ready beef, chilled and frozen export beef and portion control beef. We market our products to retailers, distributors, food service providers, further processors, and the United States military.  We have the ability to process approximately 14,000 head per day in our beef processing facilities and we generated an approximate $5.8 billion in total net sales during fiscal year 2008.  Our relationship with our majority owner, U.S. Premium Beef, facilitates a vertically integrated business model and provides us with a portion of the high-quality cattle used in our boxed beef and value-added products.

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

Steven D. Hunt, one of our three managers and the Chief Executive Officer of U.S. Premium Beef, has over 27 years of experience in the beef industry. Mr. Hunt has been an integral member of our team and has helped to provide a supply of high-quality cattle.

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

On February 29, 2008, we, JBS S.A. (JBS), U.S. Premium Beef, and the other holders of our membership interests, including NBPCO Holdings and parties controlled by three executive officers, John R. Miller, Timothy M. Klein and Scott H. Smith (the Sellers), entered into a Membership Interest Purchase Agreement, as amended from time to time (MIPA). Under the MIPA, JBS will acquire all of our outstanding membership interests for a combination of approximately $488.4 million cash and $71.6 million in common stock of JBS.

On October 20, 2008, the United States (U.S.) Department of Justice (DoJ), joined by the attorneys general from seventeen states, filed a civil antitrust suit in U.S. District Court for the Northern District of Illinois to enjoin the MIPA alleging that it would result in lower prices paid to cattle suppliers and higher beef prices for consumers.   A similar suit was filed on November 13, 2008 in the same court by the Ranchers Cattlemen Action Legal Fund, United Stockgrowers of America (R-CALF) and the Organization for Competitive Markets (OCM).  These actions are being vigorously contested by us, U.S. Premium Beef and JBS.

Industry Overview

Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world, producing approximately 26.0 billion pounds of beef in calendar 2007. Beef production, from the birth of the animal to the delivery of meat products to the end distributor, is comprised of two primary segments: production and processing. The production segment raises cattle for slaughter and the processing segment slaughters cattle and packages beef for delivery to customers.  A typical 1,200 pound animal yields about 580 pounds of saleable meat in addition to by-products.  Cattle supply in the beef industry typically follows a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. This cycle is unique to cattle as other animals can either generate multiple offspring or have shorter incubation periods.

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

During fiscal year 2008, approximately 27.9 million fed cattle were processed in the United States.  In recent periods, per capita demand for beef products in the United States has been relatively stable, with population growth the primary factor in determining increased aggregate demand.

Beef Export Markets

Export markets for U.S. beef products remain significantly constrained since the discovery of a case of Bovine Spongiform Encephalopathy (BSE) in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.  Our Brawley facility was suspended from shipping beef to Japan in April 2008 following the discovery of a short loin which included a portion of a spinal column, a specified risk material, prohibited by Japan.  Our Brawley facility was subsequently cleared to resume shipments to Japan on September 19, 2008.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006, however, its border was subsequently closed on October 5, 2007.  South Korea reopened its border and started inspecting U.S. beef on June 27, 2008.  These constraints and uncertainties have had a negative impact on beef margins.

These challenges resulted in tremendous volatility in U.S. livestock market prices since fiscal year ended 2004.  Where pre-BSE export sales were approximately 17% of total net sales in fiscal year 2003, NBP’s total export sales were approximately 10%, 7%, 7%, 10% and 12% of total net sales in fiscal years 2004, 2005, 2006, 2007, and 2008, respectively.  With the age restrictions placed on cattle that qualify for export to Japan, it is anticipated that between 5% and 20% of U.S. fed cattle will be able to meet the criteria.

NBP cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on its operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on the Company’s revenues and net income.

Business Strategy

Increase our Supplier Alliances.     We intend to continue to increase the number of high-quality cattle that we purchase from supplier alliances to increase revenue and improve profitability. The cattle we purchase through supplier alliances, such as our relationship with U.S. Premium Beef, are purchased on either a value-based formula, which sets the price for carcasses according to both quality and yield, or a secondary-market basis, whereby we purchase cattle from suppliers outside of our primary supply territory. The percent of cattle we purchase pursuant to each of these methods fluctuates from period to period; the number of cattle we purchased on either a value-based formula or a secondary market basis was approximately 59.1% of our total cattle purchased in fiscal year 2008.

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

Continue to Improve Operating Efficiencies.     We plan to continue to focus on increasing our profit margins by improving operating efficiencies and increasing our processing yields. Since fiscal year 2001, we have invested over $311.9 million and successfully expanded our processing facilities, creating an efficient and high volume business.

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

Competitive Strengths

Vertically Integrated Business Model.   U.S. Premium Beef owns the right, and is subject to the obligation, if requested, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef’s ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  U.S. Premium Beef’s ownership of and contractual supply relationship with us enhances our ability to deliver a consistent, high-quality, value-added product to our customers. U.S. Premium Beef is a limited liability company and its owners and associates consist of cattle ranchers and feedlot owners and operators. During fiscal year 2008, U.S. Premium Beef and its producer-owners provided us with approximately 19.1% of our total cattle requirements through the pricing grid process as more fully described in Item 13, Certain Relationships and Related Transactions. We believe this supply relationship with U.S. Premium Beef provides us with significant competitive advantages; including: (i) consistently supplying high-quality cattle, and (ii) an ability to consistently provide our customers with higher margin, value-added products.

Modern and Efficient Facilities.    We have invested more than $311.9 million since fiscal year 2001 to modernize our facilities, expand capacity and increase the rate at which our cattle are processed. These facility upgrades and expansions have enabled us to significantly increase the number of cattle we process. We believe that our beef processing facilities in Liberal, Kansas and Dodge City, Kansas are among the largest, most modern and efficient processing facilities in the United States.  With the acquisition of the Brawley, California plant in June 2006, these three facilities combined are capable of processing about 14,000 cattle per day. We believe that our efficiency improvements at these facilities have allowed us to achieve higher capacity utilization rates, lower operating costs and higher operating margins than those of our major competitors.  Furthermore, these efficiencies have helped us increase our market share of the U.S. supply of fed cattle processed by more than 6% since fiscal year 1997. Our two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows us to serve customers, such as Wal-Mart, in this growing niche market. In addition, our facilities are strategically located to enable us to source cattle and beef products efficiently and to effectively serve our customers.

Significant Value-Added Product Portfolio.    Our value-added product portfolio consists of branded boxed beef, case-ready beef, chilled and frozen export beef and portion-control beef. Our total value-added sales were approximately $1,619.0 million in fiscal year 2008, comprising approximately 27.7% of our total net sales. Our value-added products contribute significantly more, in terms of gross margin, than our traditional boxed beef products and are an important component of our profitability.  Prior to the discovery of a single dairy cow in Washington state infected with BSE on December 23, 2003, our chilled and frozen export beef products, which primarily consist of premium cuts, had been our primary export to the international beef market, particularly to Japan.

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

Supplier, Customer and Channel Diversification.    Two of our beef processing facilities are located in southwest Kansas, and our primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma.  According to information from the United States Department of Agriculture (USDA), cattle on feed in the Kansas, Texas and Oklahoma area represented approximately 41.7% of the cattle on feed in the U.S. during fiscal 2008.  Our third beef processing facility is located in southern California.  Our source of cattle for this facility is an alliance of cattle producers in Arizona and California with whom we have long-term cattle supply agreements.

The close proximity of our facilities to large supplies of cattle gives our buyers the ability to visit feedlots on a regular basis, which enables us to develop strong working relationships with our suppliers.  Additionally, the close proximity of our facilities to large supplies of cattle encourages our suppliers to tailor their production decisions to efficiently meet the demands of our customers, reduces our reliance on any one cattle supplier and lowers our transportation costs. During fiscal year 2008, excluding our supply arrangement with U.S. Premium Beef, our largest supplier accounted for 6.5% of our total purchases and our top 25 suppliers accounted for 41.7% of our total purchases.

We also have a diversified sales mix across distribution channels and customers. This approach provides multiple avenues of potential growth and reduces our dependence on any one market or customer. We sell our products to retailers, distributors, food service providers, further processors, the U.S. military and through other channels.   During fiscal year 2008, approximately 55.0% of our total net sales were to retailers and 25.1% to food service providers. Across these channels, we serve over 900 customers, which represent most major retailers and food service providers in the U.S.  In fiscal year 2008, no one customer represented more than 3.8% of total net sales, other than Wal-Mart and its affiliate Sam’s Club, which together represented 7.8% of our total net sales. Our top 10 customers represented 31.6% of total net sales in fiscal year 2008.

Experienced Management.    We are led by an experienced management team with, on average, over 23 years of experience in the beef processing industry. John R. Miller, our Chief Executive Officer, has over 27 years of experience in the beef processing industry. Mr. Miller has been recognized by Forbes magazine for his achievements and leadership within our industry. He has assembled a team of professionals, including our President, Timothy M. Klein, who have worked together over the past 17 years in developing our Company into a profitable and premium supplier of beef products.

Description of Business Segments

The Company reports in two business segments:  Core Beef and Other.  The Company measures segment profit as operating income.  Financial information about those segments may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Beef

Products, Sales and Marketing

The majority of our revenues are generated from the sale of fresh meat either as a boxed beef product or a case-ready product. The boxed beef and case-ready products accounted for approximately 82.2% of our revenues in fiscal year 2008.  In addition, we sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries. We also sell cattle hides to tanners who primarily supply the automotive, shoe, leather goods, and clothing industries for both domestic and international use. We emphasize the sale of higher-margin, branded beef products, and we market these products under several brand names including Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef®, and Imperial Valley™ Premium Beef.  Also part of our value-added product line is Certified Angus Beef®, a registered trademark (used with permission) of Certified Angus Beef, LLC, a wholly-owned subsidiary of the American Angus Association; and Certified Hereford Beef®, a registered trademark (used with permission) of Certified Hereford Beef, LLC.

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

During fiscal year 2008, we sold our beef products to more than 900 customers located in the United States and 27 foreign countries. We market our beef products through several channels, including:

  national and regional retailers, including supermarket chains, independent grocers, club stores and wholesale distributors such as C&S Grocers, Topco, Associated Wholesale Grocers, Sam’s Club, and Sherwood Foods;

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

The sales office for domestic sales is located in our headquarters building in Kansas City, Missouri.  Our sales team in this office is responsible for selling and coordinating the movement of approximately 48.5 million pounds of boxed beef products per week to our customers nationwide. This centralized sales concept allows us to respond quickly to customer requests for pricing and load information. We have also integrated the satellite tracking capabilities of refrigerated carriers into our website allowing customers to track shipments in process. While providing significant customer advantages, our centralized sales concept also enables our sales force to share key market intelligence in a manner that allows them to react to changing market conditions in an efficient manner.

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

Raw Materials and Procurement

Our primary raw material for our processing plants is live cattle. During fiscal year 2008, we obtained approximately 19.1% of our cattle requirements from U.S. Premium Beef and its producer-owners through the pricing grid process.  We obtained approximately 17% and 18% of our cattle requirements from U.S. Premium Beef during fiscal years 2007 and 2006, respectively. Our arrangement with U.S. Premium Beef provides us with a supply of high-quality cattle. For information regarding this agreement, see Item 13, Certain Relationships and Related Transactions and Note 10, Related Party Transactions to our consolidated financial statements in Item 8, both of which are included in this report.  We also purchase cattle on a cash bid basis from our primary and secondary markets. We further sponsor other, non-affiliated supplier alliances that provide us with high-quality cattle. We believe that we are a first choice processor for suppliers seeking to attain premium pricing for their high-quality cattle and cattle suppliers view us more favorably than our competitors due to our vertically integrated business model, which emphasizes building relationships and cooperating with suppliers and paying a premium for high-quality cattle.  During fiscal year 2008, we had approximately 1,300 suppliers that provided us with cattle.

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

Cattle delivered to our facilities are generally processed into beef products within 36 hours after arrival. Approximately 75 to 80% of the cattle we process in any week are committed to sale before the cattle are delivered to our facilities. We processed in excess of 3.8 million fed cattle at our facilities during fiscal year 2008. Our facilities utilize modern, highly automated equipment to process and package beef products. We strive to maintain and enhance our facilities and have invested more than $311.9 million since fiscal year 2001 to expand capacity and increase efficiency at our facilities. The design of our facilities emphasizes worker safety to ensure compliance with all regulations and to reduce worker injury and turnover.  Additionally, we have placed a substantial amount of ammonia piping on the roof versus in the production areas, not in response to regulatory requirements, but in the interest of worker safety.  These and other changes designed the workplace to better fit our employees.  All expansions are reviewed by internal personnel, including our Corporate Environmental Director, Vice President of Safety, Vice President of Technical Services, Vice President of Engineering and Corporate Project Engineer, for regulatory compliance prior to construction.  Our facilities are also designed to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards.

We distribute our beef products domestically directly from our processing facilities and case-ready facilities. We utilize our subsidiary National Carriers and third party carriers to deliver our products to our customers.

Other

Products, Sales and Marketing

We also sell our beef products through our portion control business, Kansas City Steak Company, LLC (Kansas City Steak), in which we have 75% interest.  Kansas City Steak provides trimmed and cut individual portions both directly to consumers on a branded basis through television outlets (such as the QVC Channel) and direct mail catalogs; and directly to restaurants (such as Outback Steakhouse) and the food service industry on an unbranded basis.  On March 28, 2003, Farmland National Beef Packing Company, L.P. (FNBPC or Predecessor) acquired National Carriers, Inc. (National Carriers), a refrigerated and livestock contract carrier service with terminals in Liberal, Kansas, Dallas, Texas and Denison, Iowa.  National Carriers currently operates approximately 1,200 refrigerated and livestock units.  NBP contracts a significant portion of its freight services from National Carriers.  In February 2008, National Elite Transportation, LLC (National Elite) began providing third-party logistics services to the transportation industry.  Logistics services involve arranging for another company to transport freight for our customers while we retain the billing, collection and customer management responsibilities.

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

Processing Facilities and Operations

Kansas City Steak processes trimmed and cut individual portions.  See Item 2, Properties in this report for further information about this facility.  National Carriers has offices located in Liberal, Kansas and Dodge City, Kansas, both of which are within close proximity to our beef processing facilities in those locations, enabling us to efficiently transport product by reducing transportation costs.   National Carriers also has offices in Denison, Iowa, Springdale, Arkansas, and Dallas, Texas as well as administrative offices located in Kansas City, Missouri.  National Elite has an office in Springdale, Arkansas.

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

Intellectual Property

We hold a number of trademarks and domain names that we believe are material to our business and which are registered with the United States Patent and Trademark Office, including National Beef®, BioLogic® Food Safety System, Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef®, Imperial Valley™ Premium Beef, and Leading the Way in Quality Beef™. We have also registered the National Beef® trade name and trademark in most of the foreign countries to which we sell our products. Currently, we have a number of trademark registrations pending in the United States and in foreign countries. In addition to trademark protection, we attempt to protect our unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

Competition

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle, as well as in the sale of beef products. Our products compete with a large number of other protein sources, including pork and poultry, but our principal competition comes from other beef processors, including Tyson Foods, Inc., Cargill Incorporated, and JBS - Swift & Company.  Management believes that the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations and brand loyalty. Some of our competitors have greater financial and other resources and enjoy wider recognition for their consumer branded products.

Employees

As of August 30, 2008, we had approximately 8,900 employees, of which approximately 42.7% are represented by collective bargaining agreements.  Approximately 2,800 of our employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire December 16, 2012. Approximately 1,000 of our employees at our Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire December 8, 2013.  We consider our relations with our employees and the United Food and Commercial Workers International Union and Teamsters International Union to be good.

Government Regulation and Environmental Matters

Our operations are subject to extensive regulation by the USDA, the Grain Inspection Packers and Stockyards Administration (GIPSA), the FDA, the EPA and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards.  Recently, the food safety practices and procedures in the beef processing industry have been subject to more intense scrutiny and oversight by the USDA.  For example, on January 12, 2004, FSIS published an interim final rule on Specified Risk Materials (SRMs) and requirements for non-ambulatory disabled cattle due to the finding of BSE in routine testing.  We immediately implemented the appropriate programs/policies to ensure compliance with FSIS rules. The rule dealt with three Interim Regulations that prohibit the slaughter of non-ambulatory disabled cattle, requires the description and removal of SRMs that are considered to be inedible, and restricts the use of captive bolt stunners that deliberately inject compressed air into the cranium of an animal.  We have historically and will continue to work closely with the USDA and any regulatory agencies to ensure that our operations comply with all applicable food safety laws and regulations.

            Air emissions and wastewater and storm water discharges from our operations are subject to extensive regulation by the EPA and state and local authorities.  Our Dodge City, Kansas and Liberal, Kansas facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act and implementing regulations.  These permits were renewed on January 11, 2005, and will expire on January 25, 2010.  Our Brawley, California facility is subject to air permitting and holds a Conditions for Authority to Construct and Permit to Operate, issued August 22, 2008, which is automatically renewed annually with payment of a permit fee unless revoked for cause.  Our Dodge City, Kansas, Liberal, Kansas, Hummels Wharf, Pennsylvania, Moultrie, Georgia, and Brawley, California facilities are also subject to risk management planning pursuant to the federal Clean Air Act.

            We have an Environmental Compliance Management System in place for the Dodge City and Liberal plants that requires periodic and systematic self-auditing of compliance with all environmental requirements applicable to our operations.  We work closely with the Kansas Department of Health and Environment (KDHE) to assure environmental compliance.  Within this process, KDHE has made inquiries regarding the permitting of equipment that is the source of air emissions and which existed at the Liberal plant when we acquired the plant in 1993.  Specifically at issue is whether the equipment installed prior to our acquisition of the plant required prevention of significant deterioration permits under the Clean Air Act new source review program.  We are unable to predict the outcome of these inquiries at this time.  We have a Compliance Calendar System in place at our Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities and are developing a Compliance Calendar System for our Brawley, California facility.

            All of our facilities are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and agreements or permits with municipal or county authorities.  An agreement is in effect for our Dodge City, Kansas plant that will continue unless amended or revoked pursuant to its terms.  We have an agreement with the City of Liberal for wastewater and storm water treatment and are working with the City regarding expansion of the City’s treatment facilities and the terms of the renewal of the City’s discharge permit.  We expect significant expenditures associated with the expansion of the City’s treatment facilities.  We have an agreement with the City of Moultrie and The Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas Counties for treatment of wastewater from the Moultrie plant and we have a pretreatment permit from the City of Moultrie for treatment of wastewater from the Moultrie plant.  We are in the process of revising the terms under which wastewater from our Moultrie plant is treated including discussions with the Joint Development Authority regarding our potential lease and operation of an off-site wastewater treatment facility that will allow us to respond to requests from the City of Moultrie that we treat phosphorus in our wastewater.  Estimated expenditures associated with the treatment of phosphorus in our wastewater whether through lease and operation of the Joint Development Authority facilities or other means by which we might address phosphorus have been included in our capital expenditure budget.  We have upgraded our treatment facilities at the Brawley plant to provide treatment that consistently meets the requirements of the Brawley City Ordinance and we are cooperating with the City as it responds to EPA Region 9 requirements for upgrades to the City’s publicly-owned treatment works needed in order for the City to comply with its direct discharge permit including requirements for ammonia and nutrient controls.  We hold a permit for our Hummels Wharf, Pennsylvania facility from the Eastern Snyder County Regional Authority that automatically renews each year unless suspended or revoked pursuant to its terms.  The Eastern Snyder County Regional Authority has requested pursuant to our Hummels Wharf permit that we reduce biological oxygen demand loadings in our wastewater and that we reduce nutrients in our wastewater.  We may need to construct additional wastewater treatment facilities to respond to these requirements and if that is the case, expenditures associated with these requirements will be included in our capital expenditure budget.

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

            We also are subject to laws that provide for strict, and in certain circumstances joint and several, liability for remediation of hazardous substances at contaminated sites that could include current or former facilities or other sites where wastes we generated have been disposed.  Our Dodge City, Kansas, Liberal, Kansas, Hummels Wharf, Pennsylvania, Moultrie, Georgia and Brawley, California facilities are small quantity or conditionally exempt generators of hazardous waste and are subject to recordkeeping, but not permit requirements.  Solid waste generated at our Dodge City, Kansas and Liberal, Kansas facilities is disposed of or composted.  A special waste permit is maintained by our Dodge City, Kansas facility for the disposal of certain animal parts for which no market currently exists.  The solid waste generated at our Hummels Wharf, Pennsylvania and Moultrie, Georgia facilities is disposed of in a municipal landfill if it is general plant trash and is taken to renderers if it is usable waste.  Solid waste from the Brawley, California plant is composted except that general plant trash is landfilled and usable waste is taken to renderers.  We are not aware that we have any liability under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund).  Our plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on the plant premises.  We also report accidental releases of hazardous substances pursuant to the Superfund law and amendments and state law counterparts.

            In fiscal year 2008, we incurred expenses of approximately $4.5 million primarily related to the maintenance and improvement of wastewater treatment facilities and air pollution control.  We also incurred approximately $3.4 million in capital expenditures related to our wastewater treatment facilities and air pollution control in fiscal 2008 and anticipate capital expenditures of approximately $11.4 million in fiscal 2009 for environmental projects related to the wastewater treatment facilities and air pollution control.

Our domestic operations are subject to the Packers and Stockyards Act of 1921 (PSA). This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires us to make payment for our livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, unless otherwise agreed to by our livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the PSA, we must hold our cash livestock purchases in trust for our livestock suppliers until they have received full payment of the cash purchase price. As of August 30, 2008, NBP has secured a bond of $35.4 million to satisfy these requirements.  The bond is supported by a $10.6 million letter of credit.

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

Risks Related to the Proposed Acquisition

JBS and NBP may be unable to obtain the regulatory approvals required to complete the proposed transaction or, in order to do so, JBS and NBP may be required to comply with material restrictions or conditions, which they may be unable or unwilling to do.

    The proposed transaction is subject to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), and the rules and regulations promulgated thereunder, which provide that some acquisition transactions may not be completed until required information has been furnished to the Federal Trade Commission (FTC) and the Antitrust Division of the DoJ, and until the waiting period has been terminated or has expired.  JBS and NBP filed the required HSR Act notifications with the Antitrust Division, the FTC and applicable foreign jurisdictions as soon as practicable following approval of the proposed transaction by the members of U.S. Premium Beef and the shareholders of JBS.  The DoJ, joined by the state attorneys general from seventeen states, filed a civil antitrust suit on October 20, 2008 in the U.S. District Court for the Northern District of Illinois seeking a permanent injunction against the proposed acquisition of NBP by JBS.  A similar suit was filed on November 13, 2008 in the same court by R-CALF and OCM.  While NBP intends to vigorously contest these attempts to block the acquisition, there can be no assurance that NBP will be successful.

The purchase agreement limits NBP’s ability to pursue alternatives to the proposed transaction.

    The transaction agreement contains terms and conditions that make it more difficult for NBP to sell its business to a party other than JBS.  These “no shop” provisions impose restrictions on NBP and the Sellers that, subject to certain exceptions, limit the ability of NBP and the Sellers to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of NBP.

The businesses of NBP may be adversely affected if the proposed transaction is not completed.

            Completion of the proposed transaction is subject to several closing conditions.  NBP’s future operations may be harmed to the extent that potential customers and suppliers are uncertain about its future direction.  NBP and the Sellers will also be required to pay significant costs incurred in connection with the proposed transaction, including legal and accounting fees, whether or not the proposed transaction is completed.  Moreover, under specified circumstances, NBP could be required to pay JBS a termination fee of up to $25 million plus reimbursement of certain JBS expenses in connection with the termination of the MIPA.  Under other circumstances, JBS could be required to pay the Sellers in connection with the termination of the MIPA a termination fee of up to $25 million plus reimbursement of certain expenses incurred by NBP and the Sellers.

Although it is expected that the proposed transaction will result in benefits to JBS, which will include NBP, JBS may not realize those benefits because of integration and other challenges.

            The failure of JBS to meet the challenges involved in integrating the operations of JBS and NBP successfully or otherwise to realize any of the anticipated benefits of the proposed transaction could seriously harm the results of operations of JBS and NBP.  Realizing the benefits of the proposed transaction will depend in part on the integration of operations and personnel. The integration of companies is a complex and time-consuming process that, without proper planning and implementation, could significantly disrupt the businesses of JBS and NBP.  The challenges involved in integration include the following:

  difficulties in integrating operations, existing contracts, accounting processes and employees and realizing the anticipated synergies of the combined businesses;

  diversion of financial and management resources from existing operations;

  the price JBS pays or other resources that it devotes may exceed the value it realizes, or the value it could have realized if it had allocated the purchase price or other resources to another opportunity;

  potential loss of key employees, customers and strategic alliances from either JBS’s current business or the business of NBP;

  assumption of unanticipated problems or latent liabilities; and

  minimizing the diversion of management attention from ongoing business concerns.

            JBS may not successfully integrate the operations of JBS and NBP in a timely manner, or at all, and as a result JBS and NBP may not realize the anticipated benefits or synergies of the proposed transaction to the extent, or in the timeframe, anticipated. The anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a successful integration. In addition to the integration risks discussed above, the ability of JBS and NBP to realize these benefits and synergies could be adversely impacted by practical constraints on its ability to combine operations.

JBS will continue to be controlled by its current controlling shareholders, whose interests may differ from those of NBP.

            As of the date of this report, JBS’s controlling shareholders hold a majority of the voting share capital.  After the closing of the proposed transaction, JBS’s current controlling shareholders are anticipated to hold or control shares representing a majority of JBS’s voting share capital.  As long as JBS’s current controlling shareholders continue to hold or control a significant block of voting rights, they will control JBS and NBP, and this will enable them, without the consent of the other JBS shareholders, to:

  elect and remove from office the majority of JBS’s board of directors;

  control JBS’s management and policies; and

  determine the outcome of most corporate transactions or other matters submitted to JBS’s shareholders for approval, including mergers, acquisitions, and the sale of all or substantially all of JBS’s assets or the delisting of JBS common shares from the Novo Mercado.

            JBS’s current controlling shareholders may also have their own interests, which may not be the same as those of NBP.

Risks Related to Our Operations

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

We have a significant amount of debt.  As of August 30, 2008, we had $377.8 million of long-term debt, $3.6 million of which was classified as a current liability.  As of August 30, 2008, our amended and restated credit facility consists of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $11.4 million, outstanding letters of credit of $45.2 million and available borrowings of $143.4 million, based on the most restrictive financial covenant calculations.  In addition to outstanding borrowings on our amended and restated credit facility, we had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $129.4 million and capital leases and other obligations of $13.7 million as of August 30, 2008.  See  Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We may incur significant additional debt in the future. The terms of the indenture governing our senior notes permit us to incur additional debt in the future and our sixth amended and restated credit facility permits additional borrowings under certain circumstances.  As of August 30, 2008, we had approximately $143.4 million of availability under the most restrictive financial covenant calculations in our amended and restated credit facility.  We may borrow to fund our capital expenditures and working capital needs.  We also may incur additional debt to finance future acquisitions.

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

Other than our existing arrangements with APC, Inc., Imperial Valley Biodiesel, Gelita USA, and the United States military, we generally do not have long-term sales arrangements with our customers and, as a result, the prices at which we sell products to them are determined in large part by market forces. Our customers, mostly excluding those with which we have long-term contracts, place orders for products on an as-needed basis and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. The loss of one or more of our key customers, a significant decline in the number of orders from one or more of our key customers or a significant decrease in beef product prices for a sustained period of time could have a material adverse effect on our business, financial condition or results of operations.

Wal-Mart’s failure to continue purchasing from us could have a material adverse effect on our sales.

Sales to Wal-Mart Stores, Inc., or Wal-Mart, which does not cover our sales to Wal-Mart’s affiliate, Sam’s Club, represented approximately 4.9% of our total net sales in fiscal year 2008.  Our agreement with Wal-Mart expired on January 31, 2004, and we have not entered into a new agreement.  If Wal-Mart does not continue to purchase from us, it could have a material adverse effect on our sales, financial position, results of operations and cash flows.

We are subject to extensive governmental regulation and our noncompliance with or changes in applicable requirements could adversely affect our business, financial condition, results of operations and cash flows.

Our operations are subject to extensive regulation and oversight by the USDA, the GIPSA, the FDA, and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. We are also subject to a variety of environmental laws and regulations, including those relating to wastewater and stormwater discharges, air emissions, waste handling and disposal, and remediation of soil and groundwater contamination that are administered by the EPA, state, local and other authorities. In addition, we are subject to a variety of immigration laws and regulations, including those relating to the hiring and retention of employees.  Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, interruption of our operations, recalls of our products or seizures of our properties, as well as potential criminal sanctions or personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase our costs and limit our business operations.

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

In fiscal year 2008, exports, primarily to Mexico, China, Japan, South Korea, Canada, Hong Kong, Egypt, and Taiwan accounted for approximately 11.5% of our total net sales. Our international activities expose us to risks not faced by companies that limit themselves to the domestic market. One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

An example of a risk related to our international operations is BSE, as discussed above in Item 1, Business – Industry Overview – Beef Export Markets.

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

We have approximately 8,900 employees worldwide.  Approximately 2,800 employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2012.  Approximately 1,000 employees at our Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and Teamsters International Union under a collective bargaining agreement that expires on December 8, 2013.  A labor-related work stoppage by these unionized employees could limit our ability to process and ship our products or increase our costs, which could adversely affect our results of operations and financial condition.  In addition, it is possible that any labor union efforts to organize employees at our non-unionized facilities might be successful and that any labor-related work stoppages at these non-unionized facilities in the future could adversely affect our results of operations and financial condition.  In general, any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Related to U.S. Premium Beef

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

U.S. Premium Beef and its producer-owners provided us with approximately 19.1% of our cattle requirements in fiscal year 2008 through the pricing grid process as more fully described in Item 13, Certain Relationships and Related Transactions. Conflicts of interest may arise between U.S. Premium Beef and us relating to our cattle purchases. If a dispute arises with U.S. Premium Beef, the settlement of the dispute may not be on terms as favorable as if we were dealing with an unaffiliated party.

ITEM IB.      UNRESOLVED STAFF COMMENTS

            Not applicable.

ITEM 2.      PROPERTIES

We own our Dodge City, Kansas, Liberal, Kansas, Brawley, California and Hummels Wharf, Pennsylvania facilities. We lease our headquarters facility in Kansas City, Missouri, our Kansas City Steak processing facility in Kansas City, Kansas and our case-ready facility in Moultrie, Georgia. We also lease our offices in Chicago, Illinois, Salt Lake City, Utah, Denison, Iowa, Dallas, Texas, Springdale, Arkansas, Tokyo, Japan, Seoul, South Korea, and Beijing, China.  Our amended and restated credit facility is secured by a first priority lien on substantially all of our assets.  The facility locations and approximate daily processing levels are shown in the table below:

Location	Daily Processing
Processing Facilities (Core Beef):
Liberal, Kansas	6,000 head
Dodge City, Kansas	6,000 head
Brawley, California	2,000 head
Case-Ready Facilities (Core Beef):
Hummels Wharf, Pennsylvania	97,400 pounds
Moultrie, Georgia	169,500 pounds
Portion Control Facility (Other):
Kansas City, Kansas	54,000 pounds

ITEM 3.       LEGAL PROCEEDINGS

            For information regarding legal proceedings, see Note 12, Legal Proceedings, to our consolidated financial statements included in Item 8 of this report.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

            There is no established public trading market for any class of common equity of National Beef Packing Company, LLC.  As of October 31, 2008, there were five record holders of Class A and/or Class B interests.

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

            On August 6, 2008, the Company issued an aggregate of 9,085,714 Class A interests and 914,286 Class C interests to our Chief Executive Officer and Chief Operating Officer, Messrs. Miller and Klein, respectively, in lieu of approximately $10 million in deferred compensation pursuant to Deferred Equity Incentive Compensation Agreements dated August 6, 2003.  We believe that the issuance of these interests were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2).

ITEM 6.      SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other data for, and as of the end of, each of the years in the five-year period ended August 30, 2008.  The selected Statement of Operations Data and Selected Balance Sheet Data for the five fiscal years ended August 30, 2008 were derived from our audited consolidated financial statements.  Our fiscal year ends on the last Saturday in August.

The following table (amounts in millions) should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	53 weeks ended	52 weeks ended	52 weeks ended	52 weeks ended	52 weeks ended
	August 30, 2008	August 25, 2007	August 26, 2006	August 27, 2005	August 28, 2004

Statements of Operations Data
Net sales	$5,847.3	$5,578.5	$4,636.0	$4,338.9	$4,093.5
Costs and expenses:
Cost of sales	5,612.4	5,443.9	4,503.8	4,229.9	3,973.7
Selling, general and administrative	43.7	42.5	34.0	30.5	29.6
Depreciation and amortization	36.4	32.4	28.7	24.4	21.2
Operating income	154.8	59.7	69.5	54.1	69.0
Other income (expense):
Interest income	0.5	0.6	0.4	0.4	0.6
Interest expense	(34.0)	(39.4)	(32.0)	(28.6)	(25.9)
Other, net	3.2	(0.9)	1.5	(5.1)	0.3
Total other expense, net	(30.3)	(39.7)	(30.1)	(33.3)	(25.0)
Net income	$124.5	$20.0	$39.4	$20.8	$44.0

Selected Balance Sheet Data
Working capital	$209.6	$249.3	$196.7	$157.4	$157.6
Total assets	$875.9	$815.5	$757.9	$634.7	$646.5

Long-term debt, including current maturities	$377.8	$438.8	$378.7	$308.8	$335.1

Capital subject to redemption	$186.5	$76.9	$72.2	$64.2	$62.5

Other Financial Data
Beef sold (pounds in billions)	4.0	4.1	3.7	3.4	3.1
Capital expenditures	$59.9	$41.7	$34.5	$18.2	$32.5
Member distributions	$79.7	$17.2	$24.3	$17.2	$24.4

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

Disclosure Regarding Forward-Looking Statements

            This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions. Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including the status of our proposed sale to JBS S.A. (JBS) in light of the civil antitrust suits filed by the United States (U.S.) Department of Justice (DoJ), state attorneys general from seventeen states, the Ranchers Cattlemen Action Legal Fund, United Stockgrowers of America (R-CALF) and the Organization for Competitive Markets (OCM) to block it, economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety, livestock disease, including the identification of cattle with BSE, competitive practices and consolidation in the cattle production and processing industries, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, and consolidation among our customers.

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

Effective May 30, 2006, NBP completed the acquisition of substantially all of the assets of Brawley Beef, LLC (Brawley Beef), consisting of a state-of-the-art beef processing facility in Brawley, California pursuant to the Contribution Agreement with Brawley Beef and National Beef California, LP (NBC) (the Agreement). NBC is a limited partnership formed with National Carriers, Inc. (National Carriers), a wholly-owned subsidiary of the Company, acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility. The facility commenced operations in December 2001.

On February 29, 2008, we, JBS, U.S. Premium Beef, and the other holders of our membership interests, including NBPCO Holdings, LLC (NBPCO) and parties controlled by three executive officers, John R. Miller, Timothy M. Klein and Scott H. Smith (the Sellers), entered into a Membership Interest Purchase Agreement (the MIPA). Under the MIPA, JBS will acquire all of our outstanding membership interests for a combination of approximately $488.4 million cash and $71.6 million in common stock of JBS (the Purchase Price).

Pursuant to the MIPA, at closing U.S. Premium Beef and certain other members of ours will receive their proportionate share of the Purchase Price with (i) 80.0% to be paid in cash and 20.0% to be paid in shares of common stock of JBS (JBS Stock) or (ii) 100% to be paid in shares of JBS Stock, which will be freely transferable on the Novo Mercado segment of the BOVESPA stock exchange in Brazil. The number of shares of JBS Stock will be determined based on its volume weighted average closing price during the 20 trading days prior to closing, subject to certain adjustments. Certain of our members have elected to receive or, under certain circumstances, have the right to receive their portion of the Purchase Price entirely in cash. If JBS is unable to deliver JBS Stock on an unencumbered and freely transferable basis at closing, the Sellers may still demand to close, but be paid entirely in cash.

Consummation of the MIPA is subject to customary conditions, including approval of the MIPA by the members of U.S. Premium Beef and the shareholders of JBS and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and possible approvals by certain foreign jurisdictions.  The members of U.S. Premium Beef approved the MIPA on March 14, 2008 and the shareholders of JBS approved the MIPA on April 11, 2008.  On October 20, 2008, the U.S. DoJ, joined by the state attorneys general from seventeen states, filed a civil antitrust suit in U.S. District Court for the Northern District of Illinois seeking a permanent injunction against the MIPA alleging that it would result in lower prices paid to cattle suppliers and higher beef prices for consumers.  A similar suit was filed on November 13, 2008 in the same court by R-CALF and OCM.  These actions are being vigorously contested by us, U.S. Premium Beef and JBS.

The MIPA contains certain termination rights and provides that under certain circumstances, JBS or we may be required to pay our members or the members of JBS, respectively, a termination fee of $25 million plus certain costs.  The parties have agreed on the payment of certain fees and expenses, including those related to antitrust filings and compliance.

In calendar year 2007, we were the fourth largest beef processing company in the United States.  In fiscal year 2008, we accounted for approximately 13.7% of the United States fed cattle processed.  We process, package and deliver fresh beef for sale to customers in the United States and international markets.  Our products include boxed beef and beef by-products, such as hides and offal. In addition, we sell value-added beef products including branded boxed beef, case-ready beef, chilled and frozen export beef and portion control beef.  We market our products to retailers, distributors, food service providers and the United States military.  Our relationship with U.S. Premium Beef facilitates a vertically integrated business model and provides us with a significant portion of the high-quality cattle used in our boxed beef and value-added products.

Financial Statement Accounts

Net Sales.    Our net sales are generated from sales of boxed beef, case-ready beef, chilled and frozen export beef, portion control beef and beef by-products. Our net sales are affected by the volume of animals processed and the value that we extract from each animal.  The value that we extract from cattle processed, the cut-out value, is affected by beef prices and product mix, as premium products and further processed products generate higher prices and operating margins.  Our value-added products contribute significantly more, in terms of gross margin, than our traditional boxed beef products and are an important component of our profitability.  Wholesale beef prices fluctuate seasonally because of higher demand during the summer months.  Wholesale beef prices also fluctuate because of changes in supply and demand for competing proteins and other foods, as well as changes in cattle supply, which have typically followed a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction.  The expansion phase that began three years ago stalled and contracted over the past thirty months.  While we expect a return to expansion over the next few years, all indicators are pointing at no growth at the present time.  In addition, beef and by-product sales are affected by the general economic environment and other factors.

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

Outlook

            The extreme price volatility experienced in both input costs and cattle prices continues to keep the liquidation of the U.S. heard ongoing, and resulting in smaller fed-cattle supplies over the next two to three years at a minimum.  Cattle continue to be placed onto feed at near record heavy in-weights which will keep the carcass weights historically heavy and the feedlot turnover rates active.  The current weak global economic status will restrict consumer buying power and challenge the beef industry’s ability to obtain higher beef prices and to sustain export growth.  The key to supporting cattle and beef prices over the coming months will be improved consumer confidence and the stabilization of the financial markets.

 Beef Export Markets

             Export markets for U.S. beef products remain significantly constrained since the discovery of a case of Bovine Spongiform Encephalopathy (BSE) in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.  Our Brawley facility was suspended from shipping beef to Japan in April 2008 following the discovery of a short loin which included a portion of a spinal column, a specified risk material, prohibited by Japan.  Our Brawley facility was subsequently cleared to resume shipments to Japan on September 19, 2008.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006, however, its border was subsequently closed on October 5, 2007.  South Korea reopened its border and started inspecting U.S. beef on June 27, 2008.  These constraints and uncertainties have had a negative impact on beef margins.

These challenges resulted in tremendous volatility in U.S. livestock market prices since fiscal year ended 2004.  Where pre-BSE export sales were approximately 17% of total net sales in fiscal year 2003, NBP’s total export sales were approximately 7%, 10% and 12% of total net sales in fiscal years 2006, 2007, and 2008, respectively.  With the age restrictions placed on cattle that qualify for export to Japan, it is anticipated that between 5% and 20% of U.S. fed cattle will be able to meet the criteria.

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

Allowance for Returns and Doubtful Accounts.    The allowance for returns and doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance, and anticipated customer performance. Specific accounts are also reviewed for collectability. While management believes these processes effectively address our exposure to doubtful accounts, changes in the economy, industry or specific customer conditions may require adjustment to the recorded allowance for doubtful accounts.  Management uses significant judgment in estimating amounts expected to be returned.  Management considers factors such as historical performance and customer conditions in estimating return amounts.

            Inventory Valuation.  Inventories consist primarily of meat products and supplies.  Product inventories are considered commodities and are based on quoted commodity prices, which approximate net realizable value.  Supply and other inventories are valued on the basis of first-in, first-out, specific or average cost methods.  Product inventories are relieved from inventory utilizing the first-in, first-out method.  Management periodically reviews inventory balances and purchase commitments to estimate if inventories will be sold at amounts (net of estimated selling costs) less than their carrying amounts. If actual results differ from management estimates with respect to the selling of inventories at amounts less than their carrying amounts, we would adjust our inventory balances accordingly.

Goodwill and Other Intangible Assets.   We recognize excess cost over the fair value of the net tangible and identifiable intangible assets acquired in a reporting unit, and record this excess as goodwill.  We calculate the fair value of the applicable reporting unit using estimates of future cash flows. All of our goodwill has been allocated to the Core Beef segment.  In accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, we assess goodwill and other indefinite life intangible assets annually for impairment. If there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  In connection with the acquisition of Vintage Foods, L.P. during the fourth quarter of fiscal year 2006 and subsequent adjustments, we recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded approximately $1.8 million as goodwill, which has also been allocated to the Core Beef segment.  Goodwill and other indefinite life intangible assets were tested for impairment, and, as of August 30, 2008, management determined there was no impairment.

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

Valuation of Capital Subject to Redemption.  Capital subject to redemption represents Class A, B and C interests held by management and NBPCo Holdings, which include repurchase rights of the holders.  At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, members with redemptive rights may request that NBP repurchase their interests, the value of which to be determined by a mutually agreed appraisal process. If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  NBP accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.

The Company uses Stern Brothers Valuation Advisors to assist management in measuring fair value of the capital subject to redemption.  Key assumptions in determining the fair value include the value offered by JBS under the MIPA, management’s estimate of the probability of the MIPA reaching a successful conclusion, valuation multiples of publicly traded companies in the same or similar industries, management’s projections of future cash flows, and the discount rate applied to the projected future cash flows.

            The value of the capital subject to redemption at August 30, 2008, increased by approximately $148.2 million compared to the value at August 25, 2007 primarily as a result of the indication of fair value from the MIPA that was entered into on February 29, 2008 with JBS.  Under the MIPA, JBS will acquire all of the outstanding membership interests in the Company for an aggregate value of $560.0 million.  The value also significantly increased as a result of the increased operating results of the company in 2008 as compared to 2007 and an associated increase in management’s projections of future cash flows.

The U.S. DoJ, state attorneys general from seventeen states, R-CALF, and OCM have filed civil antitrust suits seeking a permanent injunction of the MIPA.  Although these suits are being vigorously contested by the Company, U.S. Premium Beef and JBS, the fair value of the capital subject to redemption could be significantly impacted if the MIPA is unable to be successfully completed.  The valuation could also be significantly impacted if management’s projections of future cash flows change or valuation multiples of publicly traded companies in the same or similar industries change.  Offsetting the change in the value of the capital subject to redemption is a corresponding change in members’ capital.

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated (amounts in millions):

	53 weeks ended	52 weeks ended	52 weeks ended
	August 30, 2008	August 25, 2007	August 26, 2006

Net sales	$5,847.3	$5,578.5	$4,636.0
Costs and expenses:
Cost of sales	5,612.4	5,443.9	4,503.8
Selling, general and administrative	43.7	42.5	34.0
Depreciation and amortization	36.4	32.4	28.7
Operating income	154.8	59.7	69.5
Other income (expense):
Interest income	0 .5	0.6	0.4
Interest expense	(34.0)	(39.4)	(32.0)
Other, net	5.0	1.0	3.0
Total other expense, net	(28.5)	(37.8)	(28.6)
Income tax expense	(1.8)	(1.9)	(1.5)
Net income	$124.5	$20.0	$39.4

Our fiscal year is the 52 or 53 week period ending on the last Saturday in August.

Fiscal Year Ended August 30, 2008 Compared to Fiscal Year Ended August 25, 2007

Net Sales.    Net sales were $5,847.3 million for fiscal year 2008, an increase of $268.8 million, or 4.8%, compared to $5,578.5 million for fiscal year 2007.  The moderate increase in net sales resulted primarily from an average increase in beef sales prices per head of 8.5% in the fifty-three week period ended August 30, 2008 as compared to the fifty-two week period in the prior year.  Also contributing to the increase in net sales was an approximate 20.2% increase in export sales during fiscal year 2008 as compared to fiscal year 2007.   In addition, the current reporting period reflects an extra week of sales activity as compared to the same period of last year.  Partially offsetting these increases in net sales was an approximate 2.6% decrease in the volume of cattle processed during fiscal 2008 as compared to fiscal 2007.

Cost of Sales.    Cost of sales was $5,612.4 million for fiscal year 2008, an increase of $168.5 million, or 3.1%, from $5,443.9 million for fiscal year 2007. The increase was primarily a result of an extra week of costs in the current reporting period as compared to the same period of last year.  Also contributing to the increase in cost of sales was increased live cattle prices that were approximately 2.7% higher due to the continued tight supply of market-ready cattle and to the cattle being heavier, at average weights 1.2% more, during the fifty-three week period of fiscal 2008 than the fifty-two week period of last year.  Partially offsetting these increases was a decrease in the volume of cattle processed by approximately 2.6% during fiscal 2008 as compared to fiscal 2007.  Cost of sales, as a percentage of net sales, was 96.0% and 97.6% for fiscal years 2008 and 2007, respectively.

Selling, General and Administrative Expenses.    Selling, general, and administrative expenses were $43.7 million for fiscal year 2008, an increase of $1.2 million or 2.8%, from $42.5 million for fiscal year 2007.  The increase for this period is primarily due to an increase in payroll and benefit expenses of approximately $1.7 million and an increase in marketing expense of approximately $0.8 million.  The current reporting period reflects an extra week of expense as compared to the same period of last year which contributed to the increases in the payroll and benefit and marketing expenses discussed above as well as the selling, general and administrative expenses in general.  Offsetting these increases in selling, general and administrative expenses were decreases of approximately $0.8 million in the provision for bad debts and approximately $0.4 million in repairs and maintenance costs during fiscal year 2008 as compared to fiscal year 2007.  Selling, general, and administrative expenses, as a percentage of net sales, were 0.7% and 0.8% for the fiscal years 2008 and 2007, respectively.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $4.0 million, or 12.3%, for fiscal year 2008 as compared to fiscal year 2007.  Depreciation expense increased due to assets being placed into service, primarily at the Dodge City and Brawley beef plants, during the fiscal year 2007 and to assets being placed into service at our three beef plants and at the two Case Ready plants during fiscal year 2008.  In addition, the current reporting period reflects an extra week of expense as compared to the same period of last year.

Operating Income.    Operating income was $154.8 million for fiscal year 2008, a significant increase of $95.1 million, or 159.3%, from $59.7 million for fiscal year 2007.  Operating income, as a percentage of net sales, was 2.6% and 1.1% for fiscal years 2008 and 2007, respectively.  The significant improvement in operating income during fiscal year 2008 was related primarily to a more favorable market environment in the current year as compared to last year as well as the past several years.  Improved customer demand allowed for increased selling prices and improved conditions with the Asian markets allowed for increased export sales during the fifty-three week period of fiscal year 2008 as compared to the fifty-two week period of fiscal year 2007.

Interest Expense.    Interest expense was $34.0 million for fiscal year 2008 compared to $39.4 million for fiscal year 2007, a decrease of $5.4 million, or 13.7%.  The decrease in interest expense during the fifty-three week period of fiscal 2008 as compared to the fifty-two week period of fiscal 2007 was due primarily to lower interest rates on our variable rate debt, a decrease of approximately 242 basis points.  Offsetting this decrease in interest rates was an increase in the weighted average of variable rate debt of approximately $8.7 million at August 30, 2008 as compared to August 25, 2007.  Also contributing to the offset, was an extra week of interest expense in the current reporting period as compared to the same period of last year.

Other, net.    Other non-operating income, net was $5.0 million in fiscal year 2008 compared to other non-operating income, net of $1.0 million in fiscal year 2007, an increase of $4.0 million.  Fiscal year 2008 included approximately $3.4 million in income for a settlement of a lawsuit related to corrugated packaging materials and about $1.3 million in income related to proceeds received in redemption of an investment interest in which our basis had previously been written down to zero.  Fiscal year 2007 included an approximate $0.2 million gain on the sale of land.  Fiscal years 2008 and 2007 also included $0.4 million and $0.7 million, respectively, in expense for the write-off of unamortized loan costs associated with the repurchase and cancellation of our Senior Notes during fiscal year 2008 and amending and restating our credit facility during fiscal year 2007.

                Income Tax Expense.  Income tax expense was $1.8 million for fiscal year 2008 as compared to $1.9 million for fiscal year 2007, a decrease of $0.1 million, or 5.3%.  Beginning in calendar year 2008, some states in which we conduct business, modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.6 million of these business taxes in income tax expense during fiscal 2008 as compared to fiscal 2007.  The decrease in income taxes for the period of approximately $0.7 million is related to our subsidiary, National Carriers.  Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.  The effective tax rate for National Carriers was relatively consistent for both fiscal years 2008 and 2007.

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

Cost of Sales.    Cost of sales was $5,443.9 million for fiscal year 2007, an increase of $940.1 million, or 20.9%, from $4,503.8 million for fiscal year 2006. The majority of the increase came as a result of an increase of approximately 15.1% in the number of cattle processed, of which 11.3% came as a result of the Brawley Beef acquisition, at average weights about 0.7% higher than the prior year and at average live cattle prices of approximately 5.1% higher than fiscal year 2006.  The tightened supply of market-ready cattle and increased corn prices raised live cattle costs during fiscal year 2007.  Cost of sales, as a percentage of net sales, was 97.6% and 97.1% for fiscal years 2007 and 2006, respectively.

Selling, General and Administrative Expenses.    Selling, general, and administrative expenses were $42.5 million for fiscal year 2007, an increase of $8.5 million or 25.0%, from $34.0 million for fiscal year 2006. The increase resulted primarily from an approximate $2.9 million increase in bad debt expense resulting from significant net bad debt recoveries in fiscal year 2006 and an increase in payroll and benefit expenses of approximately $2.7 million.  Also contributing to the increase in selling, general and administrative expenses was an increase in legal fees of approximately $1.2 million associated mostly with acquisition due diligence costs, approximately $0.6 million more in repairs and maintenance and $0.4 million more in advertising expense as compared to the same period of last year.  Selling, general, and administrative expenses, as a percentage of net sales, were 0.8% and 0.7% for the fiscal years 2007 and 2006, respectively.  The acquisition of Brawley Beef on May 30, 2006 has contributed to the increased selling, general and administrative expenses incurred during the current fifty-two week period as compared to the same period of last year.

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

            Income Tax Expense.  Income tax expense was $1.9 million for fiscal year 2007 as compared to $1.5 million for fiscal year 2006, an increase of $0.4 million, or 26.7%.  Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.  The effective tax rate for National Carriers was relatively consistent for both fiscal years 2007 and 2006.

Segment Results

The Company’s operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker.  Segment profit is measured as operating income for NBP’s two reporting segments, Core Beef and Other, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Core Beef—the majority of NBP’s revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries.

Other—the Other segments of NBP consists of the operations of National Carriers, a refrigerated and livestock contract carrier company, National Elite Transportation, LLC, a provider of transportation logistics services, and Kansas City Steak Company, LLC, a portion control steak cutting operation.

The following table represents segment results for the periods indicated (amounts in thousands):

	53 weeks ended August 30, 2008	52 weeks ended August 25, 2007	52 weeks ended August 26, 2006
Net sales:
Core beef	$5,877,374	$5,562,958	$4,622,146
Other	237,100	225,687	211,111
Eliminations	(267,182)	(210,112)	(197,227)
Total net sales	$5,847,292	$5,578,533	$4,636,030

Depreciation and amortization:
Core beef	$35,119	$31,126	$27,250
Other	1,289	1,312	1,400
Total depreciation and amortization	$36,408	$32,438	$28,650

Operating income:
Core beef	$148,478	$51,970	$64,664
Other	6,303	7,688	4,868
Total operating income	154,781	59,658	69,532

Interest income	460	669	403
Interest expense	(33,996)	(39,426)	(32,009)
Other income	5,723	1,334	3,181
Minority interest	(704)	(313)	(160)
Total income before taxes	$126,264	$21,922	$40,947

	August 30, 2008	August 25, 2007
Assets:
Core beef	$838,594	$779,483
Other	37,934	36,632
Eliminations	(626)	(612)
Total assets	$875,902	$815,503

Fiscal Year Ended August 30, 2008 Compared to Fiscal Year Ended August 25, 2007

            Core Beef

            Net Sales.  Net sales for Core Beef were $5,877.4 million in fiscal year 2008 compared to $5,563.0 million in fiscal year 2007, an increase of $314.4 or 5.7%.  The moderate increase in net sales resulted primarily from an average increase in beef sales prices per head of 8.5% during the fifty-three week period ended August 30, 2008 as compared to the fifty-two week period ended August 25, 2007.    Also contributing to the increase in net sales was an approximate 20.2% increase in export sales during fiscal year 2008 as compared to fiscal year 2007.  In addition, the current reporting period reflects an extra week of sales activity as compared to the same period of last year.  Partially offsetting these increases in net sales was an approximate 2.6% decrease in the volume of cattle processed during fiscal 2008 as compared to fiscal 2007.

Depreciation and Amortization.  Depreciation and amortization of Core Beef was $35.1 million in fiscal year 2008 as compared to $31.1 million in fiscal year 2007, an increase of $4.0 million or 12.9%.   Depreciation expense increased due to assets being placed into service, primarily at the Dodge City and Brawley beef plants, during the fiscal year 2007 and to assets being placed into service at our three beef plants and our two Case Ready plants during fiscal year 2008.  In addition, the current reporting period reflects an extra week of expense as compared to the same period of last year.

Operating Income.  Operating income for Core Beef was $148.5 million in fiscal year 2008 compared to $52.0 million in fiscal year 2007, an increase of $96.5 million or 185.6%.  The improvement in operating income during the fifty-three week period ended August 30, 2008 resulted primarily from increased demand and selling prices of beef products as compared to the fifty-two week period ended August 25, 2007.

            Other

Net Sales.  Net sales for Other were $237.1 million in fiscal year 2008 compared to $225.7 million in fiscal year 2007, an increase of $11.4 million or 5.1%.  The increase was primarily due to increased fuel surcharge revenues at our transportation company and increased sales at our portion control beef facility during the fifty-three week period of fiscal 2008 as compared to the fifty-two week period of fiscal 2007.  In addition, the current reporting period reflects an extra week of sales activity as compared to the same period of last year.

Depreciation and Amortization.  Depreciation and amortization for Other was $1.3 million for fiscal years 2008 and 2007.

Operating Income.  Operating income for Other was $6.3 million in fiscal year 2008 compared to $7.7 million in fiscal year 2007, a decrease of $1.4 million or 18.2%.  The decrease was due primarily to higher fuel costs and increased repair and maintenance expense experienced by our transportation company which was offset by improved operating income in our portion control beef facility resulting from improved inventory management and marketing initiatives.

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

Liquidity and Capital Resources

As of August 30, 2008, we had net working capital of $209.6 million, which included $43.0 million in distributions payable, and cash and cash equivalents of $25.5 million.  As of August 25, 2007, we had net working capital of $249.3 million, which included $6.4 million in distributions payable, and cash and cash equivalents of $30.4 million.  Our primary sources of liquidity are cash flow from operations and available borrowings under our sixth amended and restated credit facility (Credit Facility).

As of August 30, 2008, we had $377.8 million of long-term debt, $3.6 million of which was classified as a current liability.  As of August 30, 2008, our Credit Facility consisted of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $11.4 million, outstanding letters of credit of $45.2 million and available borrowings of $143.4 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our Credit Facility have funded our acquisitions, working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our Credit Facility as of August 30, 2008 except for the capital expenditure limitation for which we subsequently received a waiver as described below.

In addition to outstanding borrowings under our Credit Facility, we had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $129.4 million and capital lease and other obligations of $13.7 million as of August 30, 2008.

Capital spending through fiscal year 2009 is expected to approximate $50.0 million. These expenditures are primarily for plant expansion, equipment renewals and improvements, including $11.4 million for environmental and air pollution control.

We believe that available borrowings under our Credit Facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.  Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.

Operating Activities

Net cash provided by operating activities was $159.4 million in fiscal year 2008 as compared to net cash used in operating activities of $4.2 million in fiscal year 2007.  The $163.6 million change was due primarily to a significant increase of approximately $104.5 million in net income in fiscal year 2008 as compared to fiscal year 2007.  Also contributing to the improvement was net cash being provided primarily in operating activities through inventory, accounts payable and accrued compensation and benefits during the fifty-three week period of the current year while net cash was used primarily in operating activities through accounts receivable during the fifty-two week period of last year.

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

Investing Activities

Net cash used in investing activities was $58.9 million in fiscal year 2008 as compared to $41.4 million for fiscal year 2007, an increase of $17.5 million. The increase was primarily attributable to more capital spending during fiscal year 2008 and included the purchase of approximately $10.0 million of equipment that we had initially planned to lease.

Net cash used in investing activities was $41.4 million in fiscal year 2007 as compared to $32.9 million for fiscal year 2006, an increase of $8.5 million. The increase was primarily attributable to more capital spending during fiscal year 2007.

Financing Activities

            Net cash used in financing activities was $105.4 million in fiscal year 2008 compared to net cash provided by financing activities of $47.4 million in fiscal 2007.  The change was primarily attributed to a $46.5 million difference in net revolving credit borrowings, the borrowing of $40.0 million on our term note in the 2007 period that did not recur in the 2008 period, the $30.6 million purchase and cancellation of Senior Notes, a $21.0 million increase in member distributions paid during fiscal year 2008 as compared to fiscal year 2007, a $11.1 million change in the impact of overdraft balances, and $10.5 million of proceeds from a sale leaseback transaction in fiscal year 2007 that did not recur in fiscal year 2008.   These changes were partially offset by $7.4 million in repayments on our term note that were made in the 2007 period that did not recur in the 2008 period.

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

Credit Facility

            Effective July 25, 2007, we amended and restated our existing senior credit facility with a consortium of banks.  The Credit Facility now consists of a $202.6 million term loan that matures in May 2016 and a $200.0 million revolving line of credit loan that matures in July 2012 that is subject to certain borrowing base limitations.  This sixth amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.7 million from the fifth amended and restated credit facility as well as additional finance and legal charges associated with the sixth amended and restated credit facility of less than $0.1 million were expensed in Other, net in the Statement of Operations during the fiscal year ended August 25, 2007.  On June 27, 2008, the Company amended its credit facility to increase the allowable amount of net capital expenditures during fiscal year 2008.  At the end of fiscal year 2008, it was determined that we exceeded the capital expenditure limitation within our Credit Facility by approximately $0.4 million and a waiver was subsequently obtained from our banks for this violation.

            Borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of August 30, 2008, the interest rate for the revolving loan was equal to 3.87%.   The applicable margin for the Company’s term loan was also revised to a grid basis with different margins for Funded Debt to EBITDA Ratios greater than 3.50 to 1.00 and less than 3.50 to 1.00.  As of August 30, 2008, the interest rate for the term loan was equal to 4.22%.

            The revolving line of credit and the term loan have no financial covenants unless the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter.  If the borrowing base availability falls below these amounts, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.  As of August 30, 2008, the Company had met the borrowing base availability requirements under its senior credit facilities and was not subject to any financial covenants.

            The borrowings under the revolving loan are available for the Company’s working capital requirements, capital expenditures and other general corporate purposes, including the purchase of a portion of its outstanding Senior Notes from time to time in accordance with the limits imposed under the Credit Facility.  The Credit Facility is secured by a first priority lien on substantially all of the Company’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $3.5 million on the last business day of each June and December commencing on June 30, 2011.  All outstanding amounts of the term loan are due and payable on May 30, 2016.  Prepayment is allowed at any time.

            The Credit Facility contains customary affirmative covenants, including, without limitation, conduct of business, the maintenance of insurance, compliance with laws, maintenance of properties, keeping of books and records, and the furnishing of financial statements.  The facility also contains customary negative covenants, including without limitation, restrictions on the following:  distributions, mergers, sale of assets, investments and acquisitions, encumbrances, indebtedness, affiliate transactions, and ERISA matters.

            The Credit Facility contains customary events of default, including without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of the Company’s property, changes in control of the Company, the failure of any of the loan documents to remain in full force, and the Company’s failure to properly fund its employee benefit plans.  The facility also includes customary provisions protecting the lenders against increased cost or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

Industrial Revenue Bonds

In conjunction with the fourth amendment and restatement of our credit facility, effective December 30, 2004, we entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City purchased our Dodge City facility (the “facility”) by issuing $102.3 million in bonds due in December 2014, and leased the facility to us for an identical term under a capital lease.  The City’s bonds were purchased by us using proceeds of our term loan under the fourth amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, we, in effect, control enforcement of the lease against ourselves.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides us with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on our behalf to fund the purchase of equipment and construction of improvements at our facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009. However, because each series of bonds is backed by a letter of credit under our Credit Facility, these bonds have been presented as non-current obligations.  Pursuant to a lease agreement, we lease the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 2.7% in fiscal year 2008. We have the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, we assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal year 2008 was 2.7%.  These bonds have a maturity date of October 1, 2016.  We have the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

Utilities Commitment

Effective December 30, 2004, we finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, we have committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $1.4 million, $1.4 million and $1.2 million was paid in fiscal years 2008, 2007 and 2006, respectively.  Payments under the commitment will be $1.4 million in fiscal year 2009, $1.7 million in fiscal year 2010, and $0.8 million in each of the fiscal years 2011, 2012 and 2013, with the remaining balance of $8.9 million to be paid in subsequent years.

10 ½% Senior Notes

The 10 ½% Senior Notes will mature on August 1, 2011.  Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year, which commenced on February 1, 2004.  The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all of our other senior unsecured obligations.  During the 12 month period commencing August 1, 2008, the Senior Notes are redeemable at 102.625%.  Thereafter, the Senior Notes may be redeemed at 100% of face value.  The Indenture governing the Senior Notes contains certain covenants that restrict our ability to:

  incur additional indebtedness;

  make restricted payments;

  make distributions on or redeem our equity interests;

  sell our assets;

  create liens;

  merge or consolidate with another entity; and

  enter into transactions with affiliates.

During fiscal year 2008, we purchased and cancelled approximately $30.6 million of our Senior Notes.

Cash Payment Obligations

    The following table describes our cash payment obligations as of August 30, 2008 (in thousands):

	Total	Year 1 FY09	Year 2 FY10	Year 3 FY11	Year 4 FY12	Year 5 FY13	After Year 5
Term loan facility	$202,616	$ —	$ —	$ 3,500	$ 7,000	$ 7,000	$185,116
Interest on long-term debt (1)	106,860	22,988	22,881	21,540	8,977	8,278	22,196
Revolving credit facility	11,367	—	—	—	11,367	—	—
Senior notes	129,397	—	—	129,397	—	—	—
Industrial Revenue Bonds	20,665	—	5,850	—	—	—	14,815
Capital leases (including interest)	15,595	4,117	3,411	1,672	1,659	1,659	3,077
City of Brawley loan	200	40	40	40	40	40	—
Operating leases	40,237	14,672	11,835	7,015	4,744	1,516	455
Purchase commitments	10,843	10,843	—	—	—	—	—
Cattle commitments (2)	91,794	91,794	—	—	—	—	—
Utilities commitment	14,504	1,379	1,734	818	820	818	8,935
Total	$644,078	$145,833	$45,751	$163,982	$34,607	$19,311	$234,594

___________________________________________

(1)  Computed based on scheduled maturities and current effective interest rates.
(2)  We make a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to our plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at our facilities.  This amount approximates our outstanding cattle commitments at August 30, 2008.

Off-Balance Sheet Arrangements

As of August 30, 2008 we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe that our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material affect on our operations in fiscal years 2008, 2007 and 2006. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

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

            Commodities. We use various raw materials, many of which are commodities. Raw materials are generally available from several different sources, and we presently believe that we can obtain them as needed.  Commodities are subject to price fluctuations that may create price risk. When appropriate, we may hedge commodities in order to mitigate this price risk. While this may tend to limit our ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices.  To the extent the contracts are not designated as normal purchases, we reflect commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of operations as a component of costs of goods sold.

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

            We sell commodity beef products in our business. Commodity beef products are subject to price fluctuations that may create price risk. When appropriate, we enter into forward sales contracts at prices determined prior to shipment. We may hedge the commodity price risk associated with these activities in order to mitigate this price risk.  While this may tend to limit our ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity beef prices.  To the extent the contracts are not designated as normal sales, we reflect commodity contract gains and losses as adjustments to the basis of underlying commodities sold; gains or losses are recognized in the statement of operations as a component of net sales.

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

            We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  We feel that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of August 30, 2008, and August 25, 2007, the potential change in the fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $1.2 million and $5.2 million, respectively.

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

We have long-term debt with variable interest rates. Our variable interest expense is sensitive to changes in the general level of interest rates.  As of August 30, 2008, most of our debt is borrowed at LIBOR plus a weighted average margin rate of 1.25%. As of August 30, 2008, the weighted average interest rate on our $234.6 million of variable interest debt was approximately 4.0%.

We had total interest expense of approximately $34.0 million in fiscal year 2008 and approximately $39.4 million in fiscal year 2007. The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $5.2 million in fiscal year 2008 and approximately $5.0 million in fiscal year 2007.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Our consolidated financial statements and notes thereto, and other information required by this Item 8 are included in this report beginning on page F-1.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A(T).          CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

Management’s Report on Internal Control over Financial Reporting

            Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with GAAP.  Our internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and managers of the Company; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Internal control over financial reporting, no matter how well designed, has inherent limitations.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 30, 2008.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of August 30, 2008, the Company’s internal control over financial reporting was operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

	Age as of
Name	August 30, 2008	Positions

John R. Miller	55	Chief Executive Officer and Manager

Timothy M. Klein	51	President and Chief Operating Officer

Jay D. Nielsen	53	Chief Financial Officer

Terry L. Wilkerson	57	Executive Vice President, Operations

David L. Grosenheider	51	Executive Vice President, Business Planning and Analysis

Monte E. Lowe	50	Executive Vice President, Sales and Marketing

Scott H. Smith	55	General Counsel and Secretary

Steven D. Hunt	49	Chairman of Board of Managers

Richard A. Jochum	48	Manager

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

Jay D. Nielsen has been our Chief Financial Officer since 1997 and has worked at National Beef since 1992.

Terry L. Wilkerson has been our Executive Vice President, Operations since March 2006.  Prior to this appointment, Mr. Wilkerson served as our Executive Vice President, Strategic Business Development from April 2005 to March 2006.  From 1998 to 2005, Mr. Wilkerson served as our Executive Vice President of Operations.

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

ITEM 11.      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

            This section provides a discussion of the background and objectives of our compensation programs for senior management, including the following officers whom we refer to as our named executive officers:

Name	Title
John R. Miller	Chief Executive Officer
Jay D. Nielsen	Chief Financial Officer
Timothy M. Klein	President and Chief Operating Officer
Terry L. Wilkerson	Executive Vice President, Operations
David L. Grosenheider	Executive Vice President, Business Planning and Analysis
Monte E. Lowe	Executive Vice President, Sales and Marketing

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

Elements of Our Compensation Program

Base Salaries

            Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program.  The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with the Company.  Messrs. Miller and Klein from time to time may receive a substantially greater portion of their total compensation in the form of incentive pay because of the incentive opportunities negotiated as part of their employment agreements described later in this section.

Annual and Long Term Incentives

            We maintain an annual incentive plan called the Management Incentive Program for the purpose of providing additional incentive compensation opportunities for our management and professional employees.  With the exception of Messrs. Miller and Klein, all of our named executive officers participated in the Management Incentive Program for fiscal year 2008.  Bonuses are earned under the plan if the Company attains certain minimum profit objectives in the applicable fiscal year, and paid to participants by November 30 following the end of the applicable fiscal year.  The Management Incentive Program was designed to align the interests of management towards the achievement of a common goal of maximizing net income for the Company.  The common goal upon which awards are based in the Management Incentive Program is “pre-bonus net income”.  “Pre-bonus net income” for the relevant business units is net income as normally calculated under generally accepted accounting principles, but before bonus expenses of the Company.  Generally, no bonuses are paid under the Management Incentive Program unless the Company achieves a threshold “pre-bonus net income” determined by the Board prior to or shortly after the beginning of each fiscal year.  Management may recommend to the Board, however, that bonuses be awarded notwithstanding the fact that the Company did not achieve the threshold “pre-bonus net income” in order to provide competitive compensation to employees.  Under the Management Incentive Program for fiscal year 2008, $20.0 million in “pre-bonus net income” had to be achieved before bonuses could be paid.  The Company believes “pre-bonus net income” is an appropriate measure of Company performance to utilize in making performance-based compensation decisions as senior management uses the same measure to evaluate the day-to-day performance of the business.  A bonus pool is established and allocated to the plan participants according to the formula in the plan document.

            We also maintain a long term incentive plan called the Management Long Term Incentive Plan (“LTIP”).  Participation is determined by the Chief Executive Officer for each fiscal year and is limited solely to key management employees who have a significant impact on the Company’s long term, strategic results.  With the exception of Messrs. Miller and Klein, all of our named executive officers participated in this plan for fiscal year 2008.

            Prior to or shortly after the beginning of each fiscal year, our Chief Executive Officer establishes the performance goals for the fiscal year and allocates to each participant a specified portion of the total incentive pool available for award under our LTIP.  In determining each participant’s portion of the total pool, we consider the participant’s ability to influence overall performance.  The more senior the employee’s position with the Company, the greater the portion of compensation that varies with performance.  The Chief Executive Officer is not required to allocate the entire LTIP incentive pool for a given fiscal year and may reserve a portion to be used for discretionary awards in recognition of extraordinary individual performance.  Amounts earned for any fiscal year vest in three equal installments, with the first tranche vesting at the end of the third year following the year in which the award is earned.  For example, fiscal year 2008 awards will vest in equal installments of 33-1/3% each following the end of fiscal years 2011, 2012 and 2013.  Until paid, amounts credited under the LTIP accrue interest at the weighted cost of debt capital for the Company.  An executive will receive his incentive payment in cash at the time of vesting unless he elects to defer receipt of payment by making a timely deferral election in accordance with the terms of the plan.

            No bonuses will be earned under the LTIP unless the Company attains a return on capital of at least 15%.  In fiscal year 2008, $2,085,516 was generated under the formula used to calculate the LTIP.  Of this amount, approximately 5.4%, 8.9%, 8.9% and 8.9% was allocated to Messrs. Nielsen, Wilkerson, Grosenheider and Lowe, respectively.

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

Agreement with John R. Miller

            On August 6, 2003, we negotiated an agreement with Mr. Miller to continue to serve as our Chief Executive Officer for a term of five years at an initial annual salary of $900,000.  In addition to his salary, Mr. Miller receives a quarterly bonus of approximately $75,000 per fiscal quarter (so long as we are permitted to make restricted payments pursuant to our existing credit facility), an annual bonus based on our earnings before taxes for each year and a long term bonus based on our earnings before interest and taxes.  Mr. Miller also is entitled to receive certain benefits described in his employment agreement and other customary benefits in accordance with our Company policies.

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

            On August 6, 2003, we also entered into a deferred equity incentive compensation agreement with Mr. Miller in recognition of his past services to the Company.  Pursuant to this agreement, Mr. Miller received 6,057,143 Class A interests and 609,524 Class C interests on August 6, 2008.

            During the first quarter of fiscal 2009, the employment agreement of Mr. Miller was extended to the earlier of the closing of the MIPA or November 30, 2008.  The extension applies to all provisions of the Employment Agreement, except the provisions providing for a quarterly bonus, annual bonus and long-term incentive plan.

Agreement with Timothy M. Klein

            On August 6, 2003, we negotiated an agreement with Mr. Klein to continue to serve as our President and Chief Operating Officer for a term of eight years at an initial annual salary of $500,000.  In addition to his salary, Mr. Klein receives a quarterly bonus of approximately $37,500 per fiscal quarter (so long as we are permitted to make restricted payments pursuant to our existing credit facility) through August 30, 2008, an annual bonus based on our earnings before taxes for each year and long term bonuses based on our earnings before interest and taxes.  Mr. Klein also is entitled to receive certain benefits described in his employment agreement and other customary benefits in accordance with our Company policies.

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

            On August 6, 2003, we also entered into a deferred equity incentive compensation agreement with Mr. Klein in recognition of his past services to the Company.  Pursuant to this agreement, Mr. Klein received 3,028,571 Class A interests and 304,762 Class C interests on August 6, 2008.

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

Compensation Board Report

            The Board has reviewed and discussed the foregoing Compensation Discussion and Analysis with the Company’s senior management.  Based on the Board’s review of and discussions with management, the Board has included this Compensation Discussion and Analysis in this Annual Report on Form 10-K.

            The foregoing report is provided by the following managers, who constitute the Board:

Steven D. Hunt

Richard A. Jochum

John R. Miller

Summary Compensation Table

            The table below sets forth information regarding the fiscal year compensation for our named executive officers.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Total
John R. Miller, Chief Executive Officer	2008 2007	$917,308 $900,000	- -	- -	$5,428,699 $352,854 (2)	- -	$5,061 $4,772 (3)	$6,351,068 $1,257,626
Jay D. Nielsen, Chief Financial Officer	2008 2007	$184,519 $165,000	- $9,037 (4)	- -	$234,458 $55,812 (5)	- -	$4,694 $4,274 (6)	$423,672 $234,123
Timothy M. Klein, President and Chief Operating Officer	2008 2007	$509,615 $500,000	- -	- -	$1,206,320 $176,427 (7)	- -	$5,591 $5,074 (8)	$1,721,527 $681,501
Terry L. Wilkerson, Executive Vice President, Operations	2008 2007	$280,289 $260,577	- $14,271 (4)	- -	$373,709 $91,872 (9)	- -	$11,228 $10,644 (10)	$665,226 $377,364
David L. Grosenheider, Executive Vice President, Business Planning and Analysis	2008 2007	$254,808 $242,789	- $13,297 (4)	- -	$358,254 $91,872 (11)	- -	$5,917 $5,420 (12)	$618,979 $353,378
Monte E. Lowe, Executive Vice President, Sales and Marketing	2008	$254,808	-	-	$358,254 (13)	-	$5,917 (14)	$618,979
(1)	Salaries are paid on a weekly basis. Fiscal year 2008 consisted of 53 weeks while fiscal year 2007 consisted of 52 weeks.
(2)

These amounts were earned pursuant to the terms of Mr. Miller’s employment agreement dated August 6, 2003, and are comprised of aggregate quarterly bonuses of $300,000 in fiscal years 2007 and 2008, an annual earnings-based bonus of $52,854 and $2,112,640 in fiscal years 2007 and 2008, respectively, and a long-term bonus of $3,016,059 earned at the conclusion of fiscal year 2008.

(3)

These amounts are comprised of a company matching payment toward a 401(k) retirement plan of $3,798 and $4,240 in fiscal years 2007 and 2008, respectively, as well as a premium payment of life insurance benefit of $974 and $821 in fiscal years 2007 and 2008, respectively.

(4)	This amount represents the executive’s portion of the $1.8 million aggregate discretionary bonus approved for management employees in fiscal year 2007.
(5)

These amounts are comprised of $38,596 and $111,724 earned under the Management Long Term Incentive Plan for fiscal years 2007 and 2008, respectively, plus $17,216 and $10,818 of accrued interest with respect to fiscal years 2007 and 2008, respectively, attributable to amounts credited on the executive’s behalf under the Management Long Term Incentive Plan for prior fiscal years.  The 2008 amount also includes $111,917 earned in fiscal year 2008 under our Management Incentive Program.

(6)

These amounts are comprised of a company matching payment toward a 401(k) retirement plan of $3,300 and $3,873 for fiscal years 2007 and 2008, respectively, as well as a premium payment of life insurance benefit of $974 and $821 in fiscal years 2007 and 2008, respectively.

(7)

These amounts were earned pursuant to the terms of Mr. Klein’s employment agreement dated August 6, 2003, and are comprised of aggregate quarterly bonuses of $150,000 in fiscal years 2007 and 2008 and annual earnings-based bonuses of $26,427 and $1,056,320 in fiscal years 2007 and 2008, respectively.

(8)

These amounts are comprised of a company matching payment toward a 401(k) retirement plan of $4,100 and $4,770 in fiscal years 2007 and 2008, respectively, as well as a premium payment of life insurance benefit of $974 and $821 in fiscal years 2007 and 2008, respectively.

(9)

These amounts are comprised of $64,326 and $186,207 earned under the Management Long Term Incentive Plan in fiscal years 2007 and 2008, respectively, plus $27,546 and $17,498 of accrued interest with respect to fiscal years 2007 and 2008, respectively, attributable to amounts credited on the executive’s behalf under the Management Long Term Incentive Plan for prior fiscal years.  The 2008 amount also includes $170,004 earned in fiscal year 2008 under our Management Incentive Program.

(10)

These amounts are comprised of a company matching payment toward a 401(k) retirement plan of $4,869 and $5,606 in fiscal years 2007 and 2008, respectively, as well as a premium payment of life insurance benefit of $5,775 and $5,622 in fiscal years 2007 and 2008, respectively.

(11)

These amounts are comprised of $64,326 and $186,207 earned under the Management Long Term Incentive Plan in fiscal years 2007 and 2008, respectively, plus $27,546 and $17,498 of accrued interest with respect to fiscal years 2007 and 2008, respectively, attributable to amounts credited on the executive’s behalf under the Management Long Term Incentive Plan for prior fiscal years.  The 2008 amount also includes $154,549 earned in fiscal year 2008 under our Management Incentive Program.

(12)

These amounts are comprised of a company matching payment toward a 401(k) retirement plan of $4,446 and $5,096 in fiscal years 2007 and 2008, respectively, as well as a premium payment of life insurance benefit of $974 and $821 in fiscal years 2007 and 2008, respectively.

(13)

This amount is comprised of $186,207 earned under the Management Long Term Incentive Plan plus $17,498 of accrued interest with respect to fiscal year 2008 attributable to amounts credited on the executive’s behalf under the Management Long Term Incentive Plan for prior fiscal years.  This amount also includes $154,549 earned in fiscal year 2008 under our Management Incentive Program.

(14)	This amount is comprised of a company matching payment toward a 401(k) retirement plan of $5,096 in fiscal year 2008 as well as a premium payment of life insurance benefit of $821 in fiscal year 2008.

Grants of Plan-Based Awards

            The table below sets forth information regarding grants of non-equity plan-based awards made to our named executive officers during fiscal year 2008.  The Summary Compensation Table above reflects the actual dollar amounts earned under our annual and long term incentive plans.

Name and Principal Position	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)
John R. Miller, Chief Executive Officer	-	-	N/A (1)	-	-	-	-	-
Jay D. Nielsen, Chief Financial Officer	-	-	40,138 (2)	-	-	-	-	-
Timothy M. Klein, President and Chief Operating Officer	-	-	N/A (3)	-	-	-	-	-
Terry L. Wilkerson, Executive Vice President, Operations	-	-	66,897 (2)	-	-	-	-	-
David L. Grosenheider, Executive Vice President, Business Planning and Analysis	-	-	66,897 (2)	-	-	-	-	-
Monte E. Lowe, Executive Vice President, Sales and Marketing	-	-	66,897 (2)	-	-	-	-	-
(1)

Pursuant to Mr. Miller’s employment agreement, he is entitled to an annual bonus based on the following formula:  (a) if the Company’s cumulative earnings before taxes (“EBT”) during the fiscal year exceeds $20,000,000, 2.75% of such excess, up to EBT of $80,000,000; plus (b) if such cumulative EBT exceeds $80,000,000, 1.0% of such excess.  The actual bonus amount for fiscal year 2008 is shown in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.  There is no threshold or maximum amount.

(2)

This amount represents the executive’s share of the aggregate incentive pool for fiscal year 2008 under the Management Long Term Incentive Plan applying the plan’s formula and assuming the 15% target threshold is achieved.  The actual bonus amount for fiscal year 2008 is shown in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.  There is no threshold or maximum amount.

(3)

Pursuant to Mr. Klein’s employment agreement, he is entitled to an annual bonus based on the following formula:  (a) if the Company’s cumulative earnings before taxes (“EBT”) during the fiscal year exceeds $20,000,000, 1.375% of such excess, up to EBT of $80,000,000; plus (b) if such cumulative EBT exceeds $80,000,000 .50% of such excess.  The actual bonus amount for fiscal year 2008 is shown in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.  There is no threshold or maximum amount.

Option Exercises and Stock Vested

            The Company does not utilize stock options, restricted shares or similar equity-based awards for our named executive officers and there were no such awards exercised or vested during fiscal year 2008.

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

Name and Principal Position	Executive contributions in last fiscal year ($)	Registrant contributions in last fiscal year ($)	Aggregate earnings in last fiscal year ($)	Aggregate withdrawals/ Distributions ($)	Aggregate balance at fiscal year end ($)
John R. Miller, Chief Executive Officer	-	-	-	-	(1)
Jay D. Nielsen, Chief Financial Officer	-	111,724 (2)	10,818 (3)	95,392 (4)	253,800 (5)
Timothy M. Klein, President and Chief Operating Officer	-	-	-	-	(6)
Terry L. Wilkerson, Executive Vice President, Operations	-	186,207 (2)	17,498 (3)	152,628 (4)	416,291 (5)
David L. Grosenheider, Executive Vice President, Business Planning and Analysis	-	186,207 (2)	17,498 (3)	152,628 (4)	416,291 (5)
Monte E. Lowe, Executive Vice President, Sales and Marketing	-	186,207 (2)	17,498 (3)	152,628 (4)	416,291 (5)

(1)

Pursuant to Mr. Miller’s Deferred Equity Incentive Compensation Agreement dated August 6, 2003, 6,057,143 Class A interests and 609,524 Class C interests were earned by Mr. Miller for services performed prior to August 6, 2003.  The Class A and Class C interests were issued on August 6, 2008.  The value of the Class A and Class C interests was $6,666,667.

(2)

This amount represents the amount awarded to the executive under our Management Long Term Incentive Plan for fiscal year 2008.  This amount is also included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

(3)	This amount represents accrued interest on the incentive bonuses credited on the executive’s behalf under our Management Long Term Incentive Plan for fiscal year 2007 and earlier years.
(4)	This amount represents the vested incentive payments paid to executive during 2008 under our Management Long Term Incentive Plan attributable to fiscal year 2007 and earlier years.
(5)	This amount represents the aggregate unpaid incentive bonuses (both vested and non-vested) credited on executive’s behalf under our Management Long Term Incentive Plan for all fiscal years.
(6)

Pursuant to Mr. Klein’s Deferred Equity Incentive Compensation Agreement dated August 6, 2003, 3,028,571 Class A interests and 304,762 Class C interests were earned by Mr. Klein for services performed prior to August 6, 2003.  The Class A and Class C interests were issued on August 6, 2008.  The value of the Class A and Class C interests was $3,333,333.

Potential Payments upon Termination or Change in Control

            The following table provides an estimate of the payments and benefits that would be paid to Messrs. Miller and Klein, at August 30, 2008, upon voluntary or involuntary termination of employment.  The table does not reflect any payments or benefits that would be paid to our officers generally, including for example accrued salary and vacation pay or normal distribution of account balances under our qualified defined contribution plan.  Messrs. Nielsen, Wilkerson, Grosenheider, and Lowe are not shown below as the Company does not have any obligation to pay them any severance related compensation pursuant to a change in control, severance or similar agreement, plan or policy.

Name and Principal Position	Termination by executive for good reason ($)	Termination by us without cause ($)	Death or disability ($)
John R. Miller, Chief Executive Officer (1)
• Base Salary	225,000	225,000	225,000
• Incentive Pay	_	_	_
• Fringe Benefits	2,532	2,532	2,532	(3)
• Total	227,532	227,532	227,532
Timothy M. Klein, President and Chief Operating Officer (2)
• Base Salary	1,500,000	1,500,000	500,000
• Incentive Pay	7,687,091	7,687,091	3,604,930
• Fringe Benefits	31,971	31,971	10,657	(3)
• Total	9,219,062	9,219,062	4,115,587

(1)

The items shown in this table reflect the Company’s estimated obligations through the term of Mr. Miller’s employment agreement.  The term of his agreement expired August 30, 2008 and was subsequently extended to the earlier of the closing of the MIPA or November 30, 2008.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as of August 30, 2008 with respect to the beneficial ownership of the membership interests of National Beef by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of National Beef, (ii) each of the members of our board of managers, (iii) each of our named executive officers, (iv) other executive officers who beneficially own membership interests in National Beef, and (v) all of the members of our board of managers and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

Beneficial Owner	Class B Interest	Percentage of Class
U.S. Premium Beef, LLC	10,664,475	54.76%
NBPCo Holdings, LLC (1)	3,810,044	19.56%
David L. Grosenheider	—	—
Steven D. Hunt	—	—
Richard A. Jochum	—	—
Timothy M. Klein (2)	1,428,571	7.34%
John R. Miller (3)	2,857,143	14.67%
Jay D. Nielsen	—	—
Scott H. Smith (4)	714,286	3.67%
Terry L. Wilkerson	—	—
Monte E. Lowe	—	—
All managers and executive officers as a group (9 persons)	5,000,000	25.68%

(1)	Eldon N. Roth is the controlling stockholder of NBPCo Holdings, LLC and is deemed to beneficially own the interests held by NBPCo Holdings, LLC.
(2)	Mr. Klein holds some of his interests through TKK Investments, LLC, and TMKCo., LLC, both of which are Missouri limited liability companies that are beneficially owned by Mr. Klein.
(3)

Mr. Miller holds some of his interests through French Basin Land & Cattle Co., LLC, a Utah limited liability company that is beneficially owned by Mr. Miller.  Pursuant to Section 6.6 of the National Beef Limited Liability Agreement, Mr. Miller is entitled to vote the Class B interests of Messrs. Klein and Smith under certain circumstances so long as the Class B interests controlled by Messrs. Miller, Klein and Smith exceed 10% of the outstanding Class B interests.

(4)	Mr. Smith holds his interests through S-B Enterprises V, LLC, a Utah limited liability company that is beneficially owned by Mr. Smith.

Equity Interests

U.S. Premium Beef, NBPCo Holdings and Messrs. Miller, Klein and Smith hold Class A and/or Class B interests in us.  In addition, in connection with U.S. Premium Beef’s August 2003 purchase of a majority interest in us, Messrs. Miller and Klein would be issued, after the earlier of the occurrence of a specified major liquidity transaction, change of control or August 2008, an aggregate of up to 9,085,714 Class A interests and up to 914,286 Class C interests in us in lieu of approximately $10 million in cash payments owed under existing employment arrangements.  These interests were issued to Messrs. Miller and Klein on August 6, 2008.

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

U.S. Premium Beef holds approximately 54.8% of the Class B interests, as well as approximately 69.2% of the outstanding Class A interests, with an aggregate face amount of approximately $94.7 million.  NBPCo Holdings owns approximately 19.5% of the Class B interests, as well as approximately 23.1% of the outstanding Class A interests, with an aggregate face amount of approximately $31.5 million. Messrs. Miller, Klein and Smith own approximately 25.7% of the Class B interests, and Mr. Smith owns approximately 1.1% of the outstanding Class A interests with an aggregate face amount of approximately $1.5 million.  On August 6, 2008, Messrs. Miller and Klein were issued an aggregate of 9,085,714 Class A interests with an aggregate face amount of approximately $9.1 million and 914,286 Class C interests with an aggregate face amount of approximately $0.9 million in lieu of approximately $10 million in cash payments owed under prior or existing employment arrangements pursuant to deferred compensation agreements entered into in connection with the ownership changes that occurred on August 6, 2003. See Item 1, Business—General, and Item 11, Executive Compensation—Employment Arrangements. These amounts were previously expensed as compensation expense in our financial statements.

We do not have any equity compensation plans under which equity securities of National Beef are authorized for issuance.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Arrangements with Members

            In August 2003, Messrs. Miller and Klein were granted the right to receive up to 6,057,143 and 3,028,571 Class A interests, respectively, and up to 609,524 and 304,762 Class C interests, respectively, in lieu of approximately $10 million in cash payments owed under existing employment arrangements. These interests were issued to Messrs. Miller and Klein on August 6, 2008.

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

            The limited liability company agreement provides that NBPCo Holdings and the members of management who hold membership interests in us have the right to request that we purchase their membership interests under certain circumstances.  At any time after July 31, 2008, the members of management have the right to request that we repurchase their membership interests, except Mr. Klein will only be permitted to make this request with respect to 25% of his interests before July 31, 2011. The value of the management interests will be determined by a mutually agreed appraisal process. We will have the ability to delay any purchase of membership interests for four months twice in any two year period if the Board determines that it would not be financially advisable for us to complete the repurchase. If we do not, or are not able to, delay a requested repurchase and are not able to effect the repurchase within six months, the members of management have the right to cause the Board to commence a sale process of us. NBPCo Holdings will have the right to participate in any transaction undertaken by us to satisfy the rights of management.

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

Transactions with U.S. Premium Beef

            In December 1997, we entered into a contract with U.S. Premium Beef to purchase a portion of our annual cattle requirements.  In connection with U.S. Premium Beef's purchase of its interest in Farmland National Beef, U.S. Premium Beef obtained the right, and became subject to the obligation, if requested, to deliver cattle annually to National Beef relative to: (i) U.S. Premium Beef's ownership in National Beef and (ii) the number of cattle processed annually by National Beef.  U.S. Premium Beef now facilitates the delivery of cattle annually to us through its individual producer-owners.  The purchase price for the cattle is determined by our pricing grid, which, under the terms of our agreement with U.S. Premium Beef, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing we offer to other suppliers. During fiscal year 2008, we obtained approximately 19.1% of our cattle requirements from U.S. Premium Beef and its producer-owners.  Any new purchase agreements and payment formulas with U.S. Premium Beef must be consistent with our agreement existing at the time U.S. Premium Beef acquired majority interest in us on August 6, 2003.

Transactions with Beef Products, Inc.

            Since 1994, we have had a business relationship with Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings, whereby we sell beef trimmings, referred to as trim, to BPI, and we purchase processed lean beef from BPI for use in our ground beef operations.  Our aggregate sales of trim to BPI totaled approximately $132.4 million in fiscal year 2008.  Our aggregate purchases of processed lean beef from BPI totaled approximately $15.6  million in fiscal year 2008.

            In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants.  In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal year 2008, we paid approximately $0.7 million to BPI in technology and support fees.

Transactions with John R. Miller

            In October 2003, we entered into an aircraft lease agreement under which we lease a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which Mr. Miller is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During fiscal year 2008, we paid $0.7 million to lease the aircraft and $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

            In December 2004, we entered into an aircraft lease agreement under which we lease a business jet aircraft from John R. Miller Enterprises III, L.L.C., a Utah limited liability company of which Mr. Miller is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During fiscal year 2008, we paid $0.7 million to lease the aircraft and $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

            KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 30, 2008 and August 25, 2007.

Type of Service	53 Weeks Ended August 30, 2008	52 Weeks Ended August 25, 2007
	(amounts in thousands)
Audit Fees	$394	$337
Audit-Related Fees	5	9
Tax Fees	—	—
All Other Fees	—	—
Total	$399	$346

Audit Fees

            Audit fees relate to the audit of our consolidated financial statements, the reviews of quarterly reports on Form 10-Q and the review of the annual report on Form 10-K.

Audit-Related Fees

            Audit-related fees in fiscal years 2008 and 2007 primarily relate to consultations on accounting related matters.

Tax Fees

            Tax fees relate to tax compliance, tax advice and tax planning services.

All Other Fees

            We did not pay any other type of fee and did not receive any other services from KPMG LLP during fiscal years 2008 and 2007.

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

2.4(a)

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

2.4(b)

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

2.4(c)

Second Amendment of Membership Interest Purchase Agreement dated as of April 3, 2008, among JBS, S.A.; National Beef Packing Company, LLC; U.S. Premium Beef, LLC; French Basin Land and Cattle Co., LLC; TKK Investments, LLC; S-B Enterprises V, LLC; TMKCO, LLC; John R. Miller; Timothy M. Klein; and NBPCO Holdings, LLC (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 23, 2008, filed with the SEC on April 4, 2008).

2.4(d)

Third Amendment of Membership Interest Purchase Agreement effective as of October 31, 2008, among JBS, S.A.; National Beef Packing Company, LLC; U.S. Premium Beef, LLC; French Basin Land and Cattle Co., LLC; TKK Investments, LLC; S-B Enterprises V, LLC; TMKCO, LLC; John R. Miller, Timothy M. Klein; and NBPCO Holdings, LLC (filed herewith).

3.1(a)

Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of August 6, 2003 (incorporated herein by reference to Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

3.1(b)	Amendment to the Limited Liability Company Agreement of National Beef Packing Company, LLC, dated as of July 7, 2005 (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2006, filed with the SEC on July 10, 2006).

3.1(c)	Revised Exhibit 3.1 to the Limited Liability Company Agreement of National Beef Packing Company, LLC, effective as of August 6, 2008 (filed herewith).

3.2(a)	Certificate of Incorporation of NB Finance Corp. (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

3.2(b)	Bylaws of NB Finance Corp. (incorporated herein by reference to Exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

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

10.2(c)*	Employment Agreement Extension dated as of August 28, 2008 by and between National Beef Packing Company, LLC and John R. Miller (filed herewith).

10.2(d)*	Employment Agreement Extension dated as of October 28, 2008 by and between National Beef Packing Company, LLC and John R. Miller (filed herewith).

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

10.4(b)

First Amendment to Sixth Amended and Restated Credit Agreement dated as of June 27, 2008 by and among the Company and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2008).

10.4(c)	Waiver and Consent dated as of November 21, 2008 by and among the Company and certain agents, lenders and issuers (filed herewith).

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

10.11

Amended and restated lease agreement dated as of April 1, 2006 between Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas counties and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 23, 2008 filed with the SEC on April 4, 2008).

10.12

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

10.14*

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

10.16	FMI Grinding System Lease Agreement by and between Beef Products, Inc. and National Beef Packing Company, LLC (filed herewith). (1)

21.1	Subsidiaries of National Beef Packing Company, LLC (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+   The Contribution Agreements in Exhibits 2.1, 2.2 and 2.3 contain Schedules and Exhibits that the Company hereby agrees to furnish supplementally to the SEC upon its request.

*  Management contract or compensatory plan or arrangement.

(1)  Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(c) Financial Statement Schedules:

 The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006.

National Beef Packing Company, LLC and subsidiaries

Allowance for Returns and Doubtful Accounts Rollforward

Period Ending	Beginning Balance	Provision	Charge Off	Other		Ending Balance

August 30, 2008	(4,641,658)	(5,399,252)	8,375,944	—		(1,664,966)
August 25, 2007	(2,411,676)	(8,688,782)	6,458,800	—		(4,641,658)
August 26, 2006	(3,902,549)	(1,615,548)	3,380,259	(273,838	) (1)	(2,411,676)

(1)	Represents the acquisition of Brawley Beef, LLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members

National Beef Packing Company, LLC:

Under date of November 24, 2008, we reported on the consolidated balance sheets of National Beef Packing Company, LLC and subsidiaries (the Company) as of August 30, 2008 and August 25, 2007, and the related consolidated statements of operations, cash flows, members’ capital, and comprehensive income for each of the fiscal years in the three-year period ended August 30, 2008, as contained in the Annual Report on Form 10-K for the fiscal year 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such a financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Kansas City, Missouri

November 24, 2008

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

Date: November 24, 2008

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ John R. Miller John R. Miller	Chief Executive Officer and Manager (Principal Executive Officer)	November 24, 2008
/s/ Jay D. Nielsen Jay D. Nielsen	Chief Financial Officer (Principal Financial and Accounting Officer)	November 24, 2008
/s/ Steven D. Hunt Steven D. Hunt	Chairman of the Board of Managers	November 24, 2008
/s/ Richard A. Jochum Richard A. Jochum	Manager	November 24, 2008

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Managers and Members

National Beef Packing Company, LLC:

We have audited the accompanying consolidated balance sheets of National Beef Packing Company, LLC and subsidiaries (the Company) as of August 30, 2008 and August 25, 2007, and the related consolidated statements of operations, cash flows, members’ capital, and comprehensive income for the each of the fiscal years in the three-year period ended August 30, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of August 30, 2008 and August 25, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 30, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Kansas City, Missouri

November 24, 2008

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	August 30, 2008	August 25, 2007
Assets
Current assets:
Cash and cash equivalents	$25,466	$30,444
Accounts receivable, less allowance for returns and doubtful accounts of $1,665 and $4,642, respectively	218,022	189,725
Due from affiliates	7,071	4,394
Other receivables	5,392	8,389
Inventories	192,480	177,244
Other current assets	12,765	14,144
Total current assets	461,196	424,340

Property, plant and equipment, at cost:
Land and improvements	17,678	16,889
Buildings and improvements	93,970	90,648
Machinery and equipment	247,992	222,177
Trailers and automotive equipment	1,541	1,336
Furniture and fixtures	5,578	4,695
Construction in progress	64,601	36,403
	431,360	372,148
Less accumulated depreciation	133,238	99,358
Net property, plant and equipment	298,122	272,790
Goodwill	80,642	80,042
Other intangibles, net of accumulated amortization of $9,347 and $7,214, respectively	26,690	28,659
Other assets	9,252	9,672
	$875,902	$815,503
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$3,590	$3,391
Cattle purchases payable	65,378	62,995
Accounts payable – trade	71,280	60,187
Due to affiliates	878	355
Accrued compensation and benefits	44,455	16,088
Accrued insurance	12,918	14,550
Other accrued expenses and liabilities	10,036	11,027
Distributions payable	43,011	6,405
Total current liabilities	251,546	174,998
Long-term debt, excluding current installments	374,239	435,455
Other liabilities	2,327	2,559
Total liabilities	628,112	613,012
Minority interest	1,464	952
Capital subject to redemption	186,533	76,938
Members’ capital:
Members’ capital	59,770	124,541
Accumulated other comprehensive income	23	60
Total Members’ capital	247,790	124,601
Commitments and contingencies	-	-
	$875,902	$815,503
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	53 weeks ended	52 weeks ended	52 weeks ended
	August 30, 2008	August 25, 2007	August 26, 2006
Net sales	$5,847,292	$5,578,533	$4,636,030
Costs and expenses:
Cost of sales	5,612,411	5,443,964	4,503,814
Selling, general and administrative	43,692	42,473	34,034
Depreciation and amortization	36,408	32,438	28,650
Total costs and expenses	5,692,511	5,518,875	4,566,498
Operating income	154,781	59,658	69,532
Other income (expense):
Interest income	460	669	403
Interest expense	(33,996)	(39,426)	(32,009)
Minority owners' interest in net income of Kansas City Steak Company, LLC	(704)	(313)	(160)
Equity in loss of aLF Ventures, LLC	(101)	(102)	(143)
Other, net	5,824	1,436	3,324
Income before taxes	126,264	21,922	40,947
Income tax expense	(1,751)	(1,918)	(1,536)
Net income	$124,513	$20,004	$39,411

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	53 weeks ended	52 weeks ended	52 weeks ended
	August 30, 2008	August 25, 2007	August 26, 2006
Cash flows from operating activities:
Net income	$124,513	$20,004	$39,411
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,408	32,438	28,650
Loss (gain) on disposal of property, plant and equipment	24	(369)	(64)
Gain on disposal of investment	(1,342)	—	—
Minority interest	512	175	24
Write-off of debt issuance costs	372	702	527
Change in assets and liabilities (net of acquisitions):
Accounts receivable	(28,297)	(16,492)	25,649
Due from affiliates	(2,677)	(1,691)	(228)
Other receivables	2,997	(2,446)	1,007
Inventories	(15,236)	(32,235)	(53,271)
Other assets	1,264	6,095	(2,844)
Cattle purchases payable	(453)	41	3,870
Accounts payable	15,275	647	884
Due to affiliates	523	(16)	(28)
Accrued compensation and benefits	28,367	(7,718)	4,104
Accrued insurance	(1,632)	(3,101)	(317)
Other accrued expenses and liabilities	(1,223)	(229)	310
Net cash provided by (used in) operating activities	159,395	(4,195)	47,684
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(59,877)	(41,722)	(34,492)
Acquisition of businesses, net of cash acquired	(600)	(500)	648
Proceeds from sale of property, plant and equipment	245	802	939
Proceeds from redemption of investment	1,342	—	—
Net cash used in investing activities	(58,890)	(41,420)	(32,905)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	(27,001)	19,505	3,863
Repayments of term note payable	—	(7,384)	—
Repayment of Brawley Beef, LLC debt	—	—	(52,850)
Borrowings under term note payable	—	40,000	50,000
Cash paid for financing costs	—	(395)	(126)
Change in overdraft balances	(1,346)	9,781	1,763
Purchase and cancellation of Senior Notes	(30,603)	—	—
Repayments of other indebtedness/capital leases	(3,413)	(2,496)	(1,067)
Proceeds from sale leaseback transaction	—	10,474	—
Member distributions	(43,083)	(22,097)	(17,708)
Net cash (used in) provided by financing activities	(105,446)	47,388	(16,125)
Effect of exchange rate changes on cash	(37)	7	18
Net (decrease) increase in cash	(4,978)	1,780	(1,328)
Cash and cash equivalents at beginning of period	30,444	28,664	29,992
Cash and cash equivalents at end of period	$25,466	$30,444	$28,664
Supplemental disclosures:
Cash paid during the period for interest	$34,793	$39,912	$29,157
Cash paid during the period for taxes	$2,054	$736	$140
Supplemental non-cash disclosures of investing and financing activities:
Assets acquired through capital lease	$98	$49	$8,697
Issuance of equity for the acquisition of Brawley Beef, LLC	$—	$—	$7,631

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Members’ Capital
(in thousands)

	Capital Subject to Redemption
	Class A	Class B-1	Class B-2 and C (a)	Total
Balance at August 27, 2005	$42,026	$19,870	$2,322	$64,218
Allocation of net income	1,649	13,428	1,555	16,632
Class A 5% priority distributions	(1,521)	—	—	(1,521)
Class B distributions	—	(7,619)	(882)	(8,501)
Appraisal valuation adjustment	—	1,210	140	1,350
Balance at August 26, 2006	$42,154	$26,889	$3,135	$72,178
Allocation of net income	1,649	5,528	640	7,817
Class A 5% priority distributions	(1,649)	—	—	(1,649)
Class B distributions	—	(4,408)	(510)	(4,918)
Appraisal valuation adjustment	—	3,146	364	3,510
Balance at August 25, 2007	$42,154	$31,155	$3,629	$76,938
Allocation of net income	1,681	47,850	5,541	55,072
Class A 5% priority distributions	(1,681)	—	—	(1,681)
Class B distributions	—	(29,677)	(3,436)	(33,113)
Appraisal valuation adjustment	—	80,048	9,269	89,317
Balance at August 30, 2008	$42,154	$129,376	$15,003	$186,533

	Members’ Capital
	Class A	Class B-1	Accumulated Other Comprehensive Income	Total
Balance at August 27, 2005	$86,103	$25,701	$35	$111,839
Allocation of net income	4,501	18,278	—	22,779
Additional equity contribution	5,899	1,732	—	7,631
Class A 5% priority distributions	(4,156)	—	—	(4,156)
Class B distributions	—	(10,168)	—	(10,168)
Appraisal valuation adjustments	—	(1,350)	—	(1,350)
Foreign currency translation adjustments	—	—	18	18
Balance at August 26, 2006	$92,347	$34,193	$53	$126,593
Allocation of net income	4,721	7,466	—	12,187
Class A 5% priority distributions	(4,722)	—	—	(4,722)
Class B distributions	—	(5,954)	—	(5,954)
Appraisal valuation adjustment	—	(3,510)	—	(3,510)
Foreign currency translation adjustments	—	—	7	7
Balance at August 25, 2007	$92,346	$32,195	$60	$124,601
Allocation of net income	4,812	64,629	—	69,441
Class A 5% priority distributions	(4,812)	—	—	(4,812)
Class B distributions	—	(40,083)	—	(40,083)
Appraisal valuation adjustment	—	(89,317)	—	(89,317)
Foreign currency translation adjustments	—	—	(37)	(37)
Balance at August 30, 2008	$92,346	$(32,576)	$23	$59,793

____________
(a) Class B-2 and Class C collectively have equal value and rights as Class B-1.

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	53 weeks ended	52 weeks ended	52 weeks ended
	August 30, 2008	August 25, 2007	August 26, 2006
Net income	$124,513	$20,004	$39,411
Other comprehensive income:
Foreign currency translation adjustments	(37)	7	18
Comprehensive income	$124,476	$20,011	$39,429

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

National Beef Packing Company, LLC (the Company) is a Delaware limited liability company.  The Company and its subsidiaries sell meat products to customers in the foodservice, international, further processor and retail distribution channels. The Company also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.

The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and Brawley, California, case-ready beef processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and holds a 75% interest in Kansas City Steak Company, LLC (Kansas City Steak), a portion control processing facility in Kansas City, Kansas.  National Carriers, Inc. (National Carriers), a wholly-owned subsidiary located in Liberal, Kansas, provides trucking services to the Company and third parties and National Elite Transportation, LLC (National Elite), a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry.

As of August 30, 2008, we had approximately 8,900 employees, of which approximately 42.7% are represented by collective bargaining agreements.  Approximately 2,800 employees at the Liberal, Kansas facility are represented under a collective bargaining agreement scheduled to expire December 16, 2012.  Approximately 1,000 employees at the Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire December 8, 2013.  The Company makes certain contributions for the benefit of employees (see Note 7).

U.S. Premium Beef, LLC (U.S. Premium Beef), NBPCo Holdings, LLC (NBPCo Holdings) and management each hold Class A and Class B interests in the Company. In addition, members of management were issued a fixed number of additional Class A and Class C interests in the Company in lieu of cash payments owed under existing employment arrangements on August 6, 2008.

Class A Interests. Class A interests are non-voting and are entitled to a priority distribution of 5% per year on the face amount of the Class A interests, payable not later than 30 days after the close of the Company’s tax year quarters in cash to the extent permitted by the Company’s senior lenders and the indenture governing the Senior Notes. The face amount of the Class A interests, together with all unpaid priority distributions, will be distributed on a priority basis upon liquidation.

Class B Interests. Class B interests, together with the Class C interests described below, are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by the Company after allocation of income attributable to the Class A priority distribution. In addition, the holders of Class B interests are entitled to receive quarterly distributions to make tax payments which consist of 48% of the Company’s remaining estimated taxable net income after the Class A priority distributions are made. Certain of the Class B interests (B-2 interests) issued to management are in the form of “profits interests” issued in exchange for services previously rendered. The B-2 interests have rights in liquidation only to the extent of their profits interest. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

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

U.S. Premium Beef holds approximately 54.8% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $94.7 million, NBPCo Holdings owns approximately 19.5% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $31.5 million, and members of management own approximately 25.7% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $10.6 million. On August 6, 2008, certain members of management were issued a fixed number of additional Class A interests with an aggregate face amount of approximately $9.1 million and Class C interests with an aggregate face amount of approximately $0.9 million in lieu of cash payments owed under existing employment arrangements pursuant to deferred compensation agreements. These amounts were previously expensed as compensation expense.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital subject to redemption represents Class A, B and C interests held by management and NBPCo Holdings, which include repurchase rights of the holders (see Note 11).

NOTE 2.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in August. Fiscal 2008 was a 53 week fiscal year while fiscal 2007 and 2006 were 52 week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

            The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of August 30, 2008 and August 25, 2007, the Company had cash and cash equivalents of $25.5 and $30.4 million, respectively, as presented in the consolidated statements of cash flows.  Included in non-current other assets at August 30, 2008 and August 25, 2007 were $4.3 million and $4.2 million, respectively, of cash restricted to Industrial Revenue Bond approved expenditures.

Allowance for Returns and Doubtful Accounts

The allowance for returns and doubtful accounts is the Company’s best estimate of the amount of probable returns and credit losses in the Company’s existing accounts receivable.  The Company determines these allowances based on historical experience, customer conditions and management’s judgments. Management considers factors such as changes in the economy and industry.  Specific accounts are reviewed individually for collectability.

Inventories

            Inventories consist primarily of meat products and supplies.  Product inventories are considered commodities and are based on quoted commodity prices, which approximate net realizable value.  Supply and other inventories are valued on the basis of first-in, first-out, specific or average cost methods.  Product inventories are relieved from inventory utilizing the first-in, first-out method.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of inventories are as follows (amounts in thousands):

	August 30, 2008	August 25, 2007

Product inventories:
Dressed and boxed meat products	$144,885	$138,867
Beef by-products	20,886	19,540
Supplies and other	26,709	18,837
	$192,480	$177,244

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

Upon disposition of these assets, any resulting gain or loss is included in other, net (see Note 8). Major repairs and maintenance costs that extend the useful life of the related assets are capitalized.  Normal repairs and maintenance costs are charged to operations.

The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment. Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.3 million, $0.1 million and $0.1 million for the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows. Impairment, if any, is recognized based on fair value of the assets. Assets to be disposed of are reported at the lower of cost or fair value less costs to sell, and are no longer depreciated.

Debt Issuance Costs

Effective June 1, 2006, the Company amended and restated its fifth senior credit facility with a consortium of banks, additionally capitalizing $1.6 million in debt issuance costs.  This amendment and restatement is within the scope of the Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.5 million from the fourth credit facility as well as additional finance and legal charges associated with the new fifth amended and restated credit facility of approximately $0.1 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 26, 2006.  On March 21, 2007, the Company amended its credit facility to increase the available credit under the facility by $50.0 million.  The term loan was increased by $40.0 million and the line of credit was increased by $10.0 million.  Additional finance and legal charges associated with the restated credit facility of less than $0.1 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 25, 2007.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Effective July 25, 2007, the Company amended and restated its sixth senior credit facility with a consortium of banks, additionally capitalizing $0.4 million in debt issuance costs.  This sixth amendment and restatement is within the scope of the EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, as well as EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.7 million from the previous amended and restated credit facility as well as additional finance and legal charges associated with the new amended and restated credit facility of less than $0.1 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 25, 2007.

            On June 27, 2008, the Company amended its credit facility to increase the amount of allowable net capital expenditures. The Company capitalized an additional $0.1 million in debt issuance costs associated with this amendment.  The remaining costs are being amortized over the life of the related debt instruments.

            In July 2008, the Company repurchased and cancelled approximately $30.6 million of its Senior Notes.  Associated with the repurchase and cancellation of these Senior Notes, a portion of the unamortized loans costs of approximately $0.4 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 30, 2008.

            Amortization of $1.0 million, $1.0 million and $1.1 million was charged to interest expense during the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively, related to these costs.  The Company had unamortized costs of $4.2 million and $5.6 million for the fiscal years ended August 30, 2008 and August 25, 2007, respectively.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  The Company evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  The Company calculates the fair value of each reporting unit using estimates of future cash flows.  All of the Company’s goodwill has been allocated to the Core Beef segment. In connection with the acquisition of Vintage Foods, L.P. during the fourth quarter of fiscal year 2006 and subsequent adjustments, the Company recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded an excess of $1.8 million as goodwill, which has also been allocated to the Core Beef segment.  In accordance with SFAS 142, goodwill was tested for impairment and, as of August 30, 2008, management determined there was no impairment.

The amounts of goodwill, all allocated to the Core Beef segment, are as follows (amounts in thousands):

	August 30, 2008	August 25, 2007

Beginning balance	$80,042	$79,411
Adjustment of goodwill from prior year acquisition	600	631
Ending balance	$80,642	$80,042

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of other intangible assets are as follows (amounts in thousands):

		August 30, 2008		August 25, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	8.3 years	$15,599	$9,347	$15,435	$7,214

Intangible assets not subject to amortization:
Trademarks	Indefinite	20,438	—	20,438	—

Total intangible assets		$36,037	$9,347	$35,873	$7,214

Customer relationships, including contractual and noncontractual relationships, are being amortized using the straight-line method over their useful lives, which range from four to 15 years.  Trademarks are not scheduled for amortization due to their expected indefinite useful life.  In accordance with SFAS 142, these trademarks were tested for impairment and, as of August 30, 2008, management determined there was no impairment.

For the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006, the Company recognized $2.1 million, $1.9 million and $1.9 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of August 30, 2008, for each of the next five years and thereafter:

(Amounts In thousands)
Estimated amortization expense for fiscal years ended:
2009	$2,095
2010	1,987
2011	356
2012	241
2013 (1)	239
Thereafter	1,334
(1) Fiscal year 2013 consists of 53 weeks

Overdraft Balances

The majority of the Company’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in financing activities on the Company’s consolidated statement of cash flows. Overdraft balances of $72.3 million and $73.7 million were included in trade accounts and cattle purchases payables at August 30, 2008 and August 25, 2007, respectively.

Self-insurance

The Company is self-insured for certain losses relating to workers’ compensation, automobile liability, general liability and employee medical and dental benefits.  The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate uninsured claims incurred using actuarial assumptions accepted in the insurance industry and the Company’s historical experience rates.

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

Foreign Currency Translation

The Company has representative offices located in Tokyo, Japan, Seoul, South Korea and Beijing, China. The primary activity of these offices is to assist customers with product and order related issues. For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are recorded at average exchange rates for the period.  Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

Income Taxes

The provision for income taxes is computed on a separate legal entity basis.  Accordingly, the separate legal entity of the Company does not provide for income taxes as the results of operations are included in the taxable income of the individual members.  However, to the extent that subsidiary entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of the Company.  The Company’s subsidiary, National Carriers, has concluded an examination of its U.S. federal income taxes for the 2005 fiscal year.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for fiscal years 2008, 2007 and 2006.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. At August 30, 2008, the Senior Notes had a carrying value of $129.4 million and an approximate fair value of $129.7 million, based on our observations of transaction prices surrounding the close of our 2008 fiscal year.  The carrying value of other debt also approximates its fair value at August 30, 2008, as substantially all such debt has a variable interest rate.

Revenue Recognition

The Company recognizes revenue from the sale of products based on the terms of the sale, typically upon delivery to customers.  National Carriers, Inc. and National Elite recognize revenue when shipments are complete.

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $2.1 million in fiscal year 2008, $3.3 million in fiscal year 2007, and $3.0 million in fiscal year 2006.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments.  The Company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives and Hedging Activities

The Company uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), the Company accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  SFAS 133 imposes extensive recordkeeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. The net fair value of derivatives recognized within other current assets and other accrued liabilities at August 30, 2008 and August 25, 2007 is not significant.

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENTS

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

            In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS 157 will apply to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, however, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  FSP 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact SFAS 157 may have, if any, on its consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R).  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements.  Any acquisition-related costs are to be expensed instead of capitalized.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact to the Company from the adoption of SFAS 141R in fiscal year 2010 will depend on acquisitions at the time.

            In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 will apply to fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact SFAS 159 may have, if any, on its consolidated financial statements.

            In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary.  SFAS 160 requires noncontrolling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity.   SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact SFAS 160 may have, if any, on its consolidated financial statements.

            In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 establishes enhanced disclosure requirements about: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently assessing the impact SFAS 161 will have on its consolidated financial statements.

NOTE 4:  MEMBERSHIP INTEREST PURCHASE AGREEMENT WITH JBS

            On February 29, 2008, the Company, JBS, U.S. Premium Beef, our majority owner, and the other holders of our membership interests, including NBPCO Holdings and parties controlled by three executive officers, John R. Miller, Timothy M. Klein and Scott H. Smith (the Sellers), entered into a Membership Interest Purchase Agreement , as amended from time to time (MIPA). Under the MIPA, JBS will acquire all of the Company’s outstanding membership interests for a combination of approximately $488.4 million cash and $71.6 million in common stock of JBS (the Purchase Price).

            Pursuant to the MIPA, at closing U.S. Premium Beef and certain other members of ours will receive their proportionate share of the Purchase Price with (i) 80.0% to be paid in cash and 20.0% to be paid in shares of common stock of JBS (JBS Stock) or (ii) 100% to be paid in shares of JBS Stock, which will be freely transferable on the Novo Mercado segment of the BOVESPA stock exchange in Brazil. The number of shares of JBS Stock will be determined based on its volume weighted average closing price during the 20 trading days prior to closing, subject to certain adjustments. Certain of the Company’s members have elected to receive or, under certain circumstances, have the right to receive their portion of the Purchase Price entirely in cash. If JBS is unable to deliver JBS Stock on an unencumbered and freely transferable basis at closing, the Sellers may still demand to close, but be paid entirely in cash.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Consummation of the MIPA is subject to customary conditions, including approval of the MIPA by the members of U.S. Premium Beef and the shareholders of JBS and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and possible approvals by certain foreign jurisdictions.  The members of U.S. Premium Beef approved the MIPA on March 14, 2008 and the shareholders of JBS approved the MIPA on April 11, 2008.  The U.S. Department of Justice (DoJ), state attorneys general from seventeen states, R-CALF and OCM have filed civil antitrust suits seeking a permanent injunction of the MIPA, which are being vigorously contested by the Company, U.S. Premium Beef and JBS.

            The MIPA contains certain termination rights and provides that under certain circumstances, JBS or the Company may be required to pay our members or the members of JBS, respectively, a termination fee of $25 million plus certain costs.  The parties have agreed on the payment of certain fees and expenses, including those related to antitrust filings and compliance.

NOTE 5.  ACQUISITIONS

            On May 19, 2006, the Company entered into a Contribution Agreement (the Agreement) with Brawley Beef, LLC (Brawley Beef) and National Beef California, LP (NBC).  NBC, a newly formed limited partnership, was formed for the purpose of acquiring substantially all of the assets of Brawley Beef, with National Carriers, a wholly-owned subsidiary of the Company, acting as its general partner.  Brawley Beef was an alliance of cattle producers in Arizona and California who supplied the beef processing facility in Brawley, California. The facility commenced operations in December 2001.

            Pursuant to the terms of the Agreement, Brawley Beef contributed substantially all of its assets to NBC in exchange for limited partnership units of NBC, and NBC assumed approximately $74.7 million of Brawley Beef’s debt and current liabilities. Brawley Beef then exchanged all of its NBC units with U.S. Premium Beef, the Company’s majority owner, for 44,160 new Class A U.S. Premium Beef units and 44,160 new Class B U.S. Premium Beef units. Under a separate unit exchange agreement between U.S. Premium Beef and the Company, U.S. Premium Beef then exchanged these units of NBC with the Company for 5,899,297 Class A nonvoting units, at a price per unit of $1.00, and 664,475 Class B-1 voting units, at an approximate price per unit of $2.61 or an aggregate value of approximately $7.6 million. As a result, U.S. Premium Beef’s ownership interest in the Company’s Class B voting units increased to 54.76%.  This acquisition was accounted for using the purchase method.

            Adjustments reducing the purchase price by $1.3 million were made during the first quarter of fiscal year 2007 based on changes in the working capital and debt of Brawley Beef determined as of the closing date. The effective date for this acquisition was May 30, 2006.

            Concurrently with the transfer of assets, Brawley Beef entered into long-term cattle supply agreements with both NBC and U.S. Premium Beef under which Brawley Beef committed to supply approximately 275,000 head of cattle to NBC’s Brawley facility.

            Under the terms of the Agreement, Brawley Beef made customary covenants, representations and warranties and agreed to indemnify NBC and the Company for breaches of these representations and warranties.  Brawley Beef can satisfy these indemnification obligations over a three-year period with a combination of cash, deductions from payments under certain cattle contracts or surrender of its U.S. Premium Beef units at $165 per unit.  In addition, Brawley Beef pledged its U.S. Premium Beef units to NBC to secure its obligations under the Agreement. Brawley Beef’s obligations under the Agreement and cattle supply agreements are also supported by limited guaranties from its members.  In connection with acquisition of Brawley Beef, during fiscal year 2006, intangible assets associated with customer relationships of approximately $2.4 million were recorded at acquisition and are being amortized on a straight-line basis over 15 years.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the Brawley acquisition, after allocating negative goodwill of approximately $36.6 million to property, plant and equipment and intangible assets.  The net assets acquired include an additional approximate $0.9 million incurred by the Company associated with costs from third parties attributable to the acquisition.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)

Current assets	$46.3
Property, plant and equipment	34.5
Intangibles	2.4
Total assets acquired	83.2

Current liabilities	(13.4)
Long-term debt, including current maturities	(61.3)
Total liabilities assumed	(74.7)
Net assets acquired	$8.5

Had the acquisition of Brawley Beef occurred at the beginning of fiscal year 2006, unaudited pro forma revenue and earnings would have been $5.0 billion and $20.8 million, respectively, for fiscal year 2006.

The Company acquired Vintage Foods, L.P., including the Vintage™ Natural Beef brand, during fiscal year 2006 for $1.5 million.  The Vintage brand is marketed as natural beef that is antibiotic- and hormone-free, and uses cattle that are 20 months of age and younger.  In connection with this acquisition, the Company recognized excess cost over the fair value of the net tangible and identifiable intangible assets acquired, and recorded this excess of $0.6 million as goodwill and $0.1 million of intangible assets, which has also been allocated to the Core Beef segment.  Also in connection with the Vintage acquisition, if certain net sales margin target levels are achieved, potential additional consideration will be payable, up to the maximum amount $0.6 million for the fiscal year 2009.  During fiscal years 2008 and 2007, $0.6 million and $0.5 million, respectively, was paid based on the net sales margin target level being achieved and the transaction was recorded as additional goodwill.

In connection with acquisitions of Vintage Foods, L.P. and Rains Agency, a transportation company acquired for $0.6 million by National Carriers during fiscal year 2006, intangible assets of approximately $1.7 million associated with customer relationships were recorded and are being amortized on a straight-line basis over a range of four to 12 years.  Also in connection with the Rains acquisition, if certain future contingent objectives were achieved, potential additional consideration would be payable.  During fiscal years 2008 and 2007, $0.1 million and $0.3 million, respectively, was paid based on the achievement of certain objectives and was recorded as an intangible asset.

NOTE 6.  OTHER INCOME

Investments—Other income includes income and expense related to the Company’s investment in aLF Ventures, LLC, which is accounted for using the equity method. Losses for each of the fiscal years 2008, 2007 and 2006 were $0.1 million.

Miscellaneous— Other non-operating income, net was $5.8 million, $1.4 million and $3.3 million in the fiscal years ended 2008, 2007 and 2006, respectively.  Other non-operating income, net includes miscellaneous non-operating items of income and expense such as adjustments to unamortized loan costs as discussed in Note 2. Basis of Presentation and Accounting Policies, Debt Issuance Costs, adjustments to postretirement benefits costs as discussed in Note 8. Retirement Plans, and gains or losses on the disposal of fixed assets as discussed in Note 2. Basis of Presentation and Accounting Policies, Property, Plant and Equipment, and disclosed on the consolidated statements of cash flows.  Other non-operating income for fiscal year 2008 includes approximately $3.4 million for the settlement of a lawsuit related to corrugated packaging materials and about $1.3 million related to proceeds received in redemption of an investment interest in which our basis had previously been written down to zero.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  LONG-TERM DEBT AND LOAN AGREEMENTS

The Company entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of August 30, 2008 and August 25, 2007, debt consisted of the following:

	August 30, 2008	August 25, 2007
	(in thousands)
Short-term debt:
Revolving credit facility (a)	$—	$—
Current portion of long-term debt (term loan) (a)	—	—
Current portion of capital lease obligations (d)	3,590	3,391
	3,590	3,391
Long-term debt:
Term loan facility, net of current portion (a)	202,616	202,616
Senior notes (b)	129,397	160,000
Industrial Development Revenue Bonds (c)	20,665	20,665
Revolving credit facility (a)	11,367	38,368
Long-term capital lease obligations & other (d)	10,194	13,806
	374,239	435,455
Total debt	$377,829	$438,846

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

As of August 30, 2008 and August 25, 2007, the interest rate for the revolving loan was equal to 3.87% and 6.95%, respectively.

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

As of August 30, 2008 and August 25, 2007, the interest rate for the term loan was equal to 4.22% and 7.32%, respectively.

Availability under the revolving credit facility is subject to a borrowing base. The borrowing base is based on the Company’s and certain of its domestic wholly-owned subsidiaries’ assets. The borrowing base consists of percentages of the Company’s eligible accounts receivable, inventory and supplies less certain eligibility and availability reserves.  The Company is required to report the borrowing base on a monthly basis and, as a result, the availability under the senior credit facilities is subject to change. At August 30, 2008, the Company’s amended and restated credit facility consisted of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $11.4 million, outstanding letters of credit of $45.2 million and available borrowings of $143.4 million based on the most restrictive financial covenant calculations.

The revolving line of credit and the term loan will have no financial covenants unless the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter.  If the borrowing base availability falls below these amounts, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  The advance rates under the borrowing base at August 30, 2008 are 90% on eligible accounts and 70% on eligible inventory.  As of August 30, 2008, the Company had met the borrowing base availability requirements under its senior credit facilities and was not subject to any financial covenants.

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

The Company’s net capital expenditures are limited in each fiscal year throughout the term of the credit agreement.  On June 27, 2008, the Company amended its credit facility to increase the amount of net capital expenditures during fiscal year 2008.  At the end of fiscal year 2008, it was determined that the Company exceeded the capital expenditure limitation within the Company’s credit facility by approximately $0.4 million and a waiver was subsequently obtained from the Company’s banks for this violation.

(b)

Senior Notes—On August 6, 2003, the Company issued $160.0 million of its 10 1/2% Senior Notes due 2011. The Senior Notes will mature on August 1, 2011. Interest on the Senior Notes is payable semi-annually in arrears on August 1 and February 1 of each year. The Senior Notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured obligations of the Company. The Senior Notes were redeemable at 105.250% of the principal during the twelve-month period commencing August 12, 2007 and may be redeemed at 102.625% during the twelve-month period commencing August 1, 2008. Thereafter, the Senior Notes may be redeemed at 100% of face value. The Indenture governing the Senior Notes contains certain covenants that restrict the Company’s ability to:

• incur additional indebtedness;

• make restricted payments;

• sell assets;

• direct the Company’s restricted subsidiaries to pay dividends or make other payments;

• create liens;

• merge or consolidate with another entity; and

• enter into transactions with affiliates.

During fiscal year 2008, we purchased and cancelled approximately $30.6 million of our Senior Notes.  No material gains or losses were incurred as a result of the purchase and cancellation of these Senior Notes.

As of August 30, 2008, the Company was in compliance with all covenants associated with the Senior Notes.

NB Finance Corp., a wholly-owned finance subsidiary of the Company, is a co-issuer on a joint and several basis with the Company of the Senior Notes. NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to the Company.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)

Industrial Development Revenue Bonds—In conjunction with the fourth amended and restated credit facility, effective December 30, 2004, the Company entered into a transaction with the City of Dodge City, Kansas, in order to provide property tax savings to the Company.  Under the transaction, the City purchased the Company’s Dodge City facility (the “facility”) by issuing $102.3 million in bonds due in December 2014, and leased the facility to the Company for an identical term under a capital lease.  The City’s bonds were purchased by the Company using proceeds of its term loan under the fourth amended and restated credit facility.  Because the City has assigned the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in the Company’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides the Company with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the existing senior credit facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

In 1999 and 2000 the cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds to fund the purchase of equipment and construction improvements at the Company’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively. However, because each series of bonds are backed by a letter of credit under the Company’s senior credit facilities, the bonds have been presented as non-current obligations. Pursuant to capital lease agreements, the Company leases the facilities, equipment and improvements from the respective cities and makes lease payments in the amount of principal and interest due on the bonds.

The 1999 and 2000 issued bonds are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The per annum interest rate for each series of bonds was 2.7% in 2008, 3.7% in 2007 and 3.4% in 2006. The Company has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

An event of default would occur under the lease agreements if the Company fails to make any lease payment or other required payment, if a petition of bankruptcy is filed by or against the Company, if a receiver is appointed on the Company’s behalf, or if the Company fails to observe and perform any covenant, condition, obligation or agreement under the lease agreements.

In connection with the Brawley Beef acquisition, we assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001. The bonds bear a rate that is adjusted weekly. The average per annum interest rate for this series of bonds for fiscal years 2008 and 2007 was 2.7% and 3.7%, respectively. These bonds have a maturity date of October 1, 2016. The Company has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender. Because these bonds are backed by a letter of credit under the Company’s senior credit facilities, the bonds have been presented as non-current obligations.

(d)	Capital and Operating Leases—the Company leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years. Future minimum lease payments required at August 30, 2008, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Capital Lease Obligations	Non-cancelable Operating Lease Obligations
	(in thousands)

For the fiscal years ended August:
2009	$4,117	$14,672
2010	3,411	11,835
2011	1,672	7,015
2012	1,659	4,744
2013	1,659	1,516
Thereafter	3,077	455

Net minimum lease payments	$15,595	$40,237
Less: Amount representing interest	(2,011)
Present value of net minimum lease payments	$13,584

Rent expense associated with operating leases was $14.2 million, $14.1 million and $10.9 million, for fiscal years 2008, 2007 and 2006, respectively.  The Company expects that it will renew lease agreements or enter into new leases as the existing leases expire.

Utilities Commitment—Not included in the table above are the obligations under an agreement for a utilities commitment at the Dodge City, Kansas, facility.  In order to meet the continuing growth needs for water and wastewater services of the Dodge City facility, effective December 30, 2004, the Company entered into a services agreement for the city to provide the Company water and wastewater services at a price and term sufficient to permit the city to recoup up to one-half of the capital cost of providing fresh water service from a parcel of land owned by the Company 11 miles south of Dodge City, and of providing upgraded city wastewater facilities to help service the needs of the Dodge City facility.  The city sold twenty year municipal bonds to pay for these improvements and the Company has committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $1.4 million, $1.4 million and $1.2 million was paid in fiscal years 2008, 2007 and 2006, respectively.  Payments under the commitment will be $1.4 million in fiscal year 2009, $1.7 million in fiscal year 2010, and $0.8 million in each of the fiscal years 2011, 2012 and 2013, with the remaining balance of $8.9 million to be paid in subsequent years.

Additionally, the Company makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at the Company’s facilities.   The Company’s estimated cattle commitments as of August 30, 2008 were $91.8 million.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following August 30, 2008, are as follows:

Minimum Principal Maturities
(in thousands)
Fiscal Year ending August:
2009	$3,590
2010	8,913
2011	130,704
2012	12,744
2013 (1)	1,465
Thereafter	220,413
Total minimum principal maturities	$377,829
(1) Fiscal year 2013 consists of 53 weeks

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  RETIREMENT PLANS

The Company maintains a tax-qualified employee savings and retirement plan (together, the 401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.4 million, $0.6 million and $0.5 million for fiscal years 2008, 2007 and 2006, respectively.

The Company has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund (the UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.7 million, $0.6 million and $0.6 million for fiscal years 2008, 2007 and 2006, respectively.

Postretirement Benefits— Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.3 million, $0.2 million and $0.2 million, for fiscal years 2008, 2007 and 2006, respectively, and are included in cost of sales.

The health care trend rate used to value the accumulated benefit obligation at August 30, 2008 is a rate of 8% per year, declining by 1% per year to an ultimate rate of 5% in 2011 and thereafter.  The discount rate used to value the accumulated benefit obligation is 6%.  The unfunded accumulated benefit obligation was $1.6 million and $1.9 million at August 30, 2008 and August 25, 2007, respectively, and has been recorded in the consolidated financial statements as non-current other liabilities.

NOTE 9.  INCOME TAXES

Income tax expense includes the following current and deferred provisions:

	53 weeks ended	52 weeks ended	52 weeks ended
	August 30, 2008	August 25, 2007	August 26, 2006
		(in thousands)
Current provision:
Federal	$297	$1,098	$2,198
State	618	205	401
Foreign	18	16	12
Total current tax expense	933	1,319	2,611

Deferred provision:
Federal	625	509	(909)
State	193	90	(166)
Foreign	—	—	—
Total deferred tax expense	818	599	(1,075)
Total income tax expense	$1,751	$1,918	$1,536

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows:

	53 weeks ended	52 weeks ended	52 weeks ended
	August 30, 2008	August 25, 2007	August 26, 2006
		(in thousands)

Computed “expected” income tax expense	$44,192	$7,673	$14,331
Passthrough income	(43,120)	(5,686)	(12,997)
State taxes, net of federal	757	195	155
Other	(78)	(264)	47
Total income tax expense	$1,751	$1,918	$1,536

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 30, 2008 and August 25, 2007 are presented below:

	August 30, 2008	August 25, 2007
	(in thousands)
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$119	$122
Intangible assets	156	102
Self-insurance and workers’ compensation accruals	804	1,611
Accrued vacation pay and bonuses	10	—
Employee benefit accruals	10	—

Total gross deferred tax assets	1,099	1,835

Deferred tax liabilities:
Prepaid assets	4	—
Plant and equipment, principally due to differences in depreciation	480	402

Total gross deferred tax liabilities	484	402

Net deferred tax assets	$615	$1,433

Net deferred tax assets and liabilities at August 30, 2008 and August 25, 2007 are included in the consolidated balance sheet as follows:

	August 30, 2008	August 25, 2007
	(in thousands)

Other current assets	$1,099	$1,835
Other liabilities	484	402
	$615	$1,433

Deferred tax assets and liabilities relate primarily to the operations of National Carriers.

There was no valuation allowance provided for at August 30, 2008 and August 25, 2007.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Beginning in calendar year 2008, some states in which the Company conducts business, modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.7 million of these business taxes in income tax expense during fiscal year 2008 as compared to the same period of last year.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to the Company than would be obtained from an unaffiliated party.

During fiscal years 2008, 2007 and 2006, the Company had sales and purchases with the following related parties (amounts in thousands):

	53 weeks ended	52 weeks ended	52 weeks ended
	August 30, 2008	August 25, 2007	August 26, 2006
Sales to:
Beef Products, Inc. (1)	$132,415	$89,133	$65,724
Total sales to affiliates	$132,415	$89,133	$65,724

Purchases from:
Beef Products, Inc. (1)	$15,710	$14,155	$15,036
Total purchases from affiliates	$15,710	$14,155	$15,036

                   (1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

At August 30, 2008 and August 25, 2007, the amounts due from BPI for sale of beef trimmings were approximately $4.9 million and $4.4 million, respectively.  At August 30, 2008 and August 25, 2007, the amounts due to BPI for the purchase of processed lean beef were approximately $0.9 million and $0.4, respectively.

In December 1997, the former Farmland National Beef Packing Company, L.P. (FNBPC), the predecessor entity to the Company, entered into a contract with U.S. Premium Beef to purchase a portion of its annual cattle requirements.  In connection with U.S. Premium Beef’s purchase of its interest in Farmland National Beef, U.S. Premium Beef obtained the right, and became subject to the obligation, if requested, to deliver cattle annually to the Company relative to: (i) U.S. Premium Beef’s ownership in the Company and (ii) the number of cattle processed annually by the Company.  At the beginning of fiscal year 2005, U.S. Premium Beef converted to a limited liability company.  U.S. Premium Beef now facilitates the delivery of cattle annually to the Company through its individual producer-owners.  The purchase price for the cattle is determined by the Company’s pricing grid, which, under the terms of the agreement with U.S. Premium Beef, must be competitive with the pricing grids of the Company’s competitors and may not be less favorable than pricing grids offered to other suppliers.  During the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006, the Company obtained approximately 19%, 17% and 18%, respectively, of its cattle requirements through this pricing grid process from U.S. Premium Beef and its producer-owners.

In October 2003, the Company entered into an aircraft lease agreement under which the Company leased a business jet aircraft from John R. Miller Enterprises III, LLC, a Utah limited liability company of which John R. Miller, the Company’s Chief Executive Officer, is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year ended August 30, 2008, the Company paid $0.7 million to lease the aircraft and paid $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, the Company entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises III, LLC, a Utah limited liability company of which John R. Miller, the Company’s Chief Executive Officer, is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, LLC in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year ended August 30, 2008, the Company paid $0.7 million to lease the aircraft and paid $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            In January 2007, the Company entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of the Company’s plants.  In accordance with the agreement with BPI, the Company is to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal year 2008, the Company paid approximately $0.7 million to BPI in technology and support fees.

During fiscal year 2008, the Company incurred certain legal fees related to the MIPA (see Note 4) that are to be reimbursed by U.S. Premium Beef and its other members.  At August 30, 2008, the amount due from U.S. Premium Beef and the other members was approximately $2.1 million.

NOTE 11.  CAPITAL SUBJECT TO REDEMPTION

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings have the right to request that the Company repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If the Company is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  The Company accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At August 30, 2008, the value of the capital subject to redemption was determined to be $220.3 million, which was in excess of its carrying value.  Accordingly, the carrying value of the capital subject to redemption increased by approximately $34.5 million through accretion during the fiscal year ended August 30, 2008, resulting in the $186.5 million carrying value, as reflected in the accompanying consolidated balance sheet as of August 30, 2008.

            Generally accepted accounting principles require the Company to determine the fair value of the capital subject to redemption at the end of each reporting period.  This change in fair value is accreted over the redemption period as discussed above.   The Company uses Stern Brothers Valuation Advisors to assist management in measuring fair value of the capital subject to redemption.  Key assumptions in determining the fair value include the value offered by JBS under the MIPA, management’s estimate of the probability of the MIPA reaching a successful conclusion, valuation multiples of publicly traded companies in the same or similar industries, management’s projections of future cash flows, and the discount rate applied to the projected future cash flows.

            The value of the capital subject to redemption at August 30, 2008, increased by approximately $148.2 million compared to the value at August 25, 2007 primarily as a result of the indication of fair value from the MIPA that was entered into on February 29, 2008 with JBS.  Under the MIPA, JBS will acquire all of the outstanding membership interests in the Company for an aggregate value of $560.0 million.  The value also significantly increased as a result of the increased operating results of the company in 2008 as compared to 2007 and an associated increase in management’s projections of future cash flows.

            The U.S. DoJ, state attorneys general from seventeen states, the Ranchers Cattlemen Action Legal Fund, United Stockgrowers of America (R-CALF), and the Organization for Competitive Markets (OCM) filed civil antitrust suits seeking a permanent injunction of the MIPA.  Although these suits are being vigorously contested by the Company, U.S. Premium Beef and JBS, the fair value of the capital subject to redemption could be significantly impacted if the MIPA is unable to be successfully completed.  Offsetting the change in the value of the capital subject to redemption is a corresponding change in members’ capital.  (See Note 4 for further discussion of the MIPA.)

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  LEGAL PROCEEDINGS

            The Company is a party to a number of lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

            The Company's wholly owned subsidiary, National Carriers has various independent contractor drivers who are involved in accidents from time to time, which in the aggregate could result in a material liability for the Company.

            The U.S. DoJ, joined by state attorneys general from seventeen states (Arizona, Colorado, Connecticut, Iowa, Kansas, Minnesota, Mississippi, Missouri, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, South Dakota, Texas, and Wyoming), filed a civil antitrust suit against JBS and the Company on October 20, 2008 in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of the Company by JBS, along with an award in the amount of their costs and attorneys’ fees.  The DoJ is alleging that the proposed acquisition would substantially lessen competition in the purchase of fed cattle in the High Plains and the Southwest and in the production and sales of USDA-graded box beef in the U.S. generally, in violation of Section 7 of the Clayton Act.  JBS and the Company intend to vigorously contest this attempt to block the acquisition.  No date has been set by the Court for trial.

            On November 13, 2008, R-CALF and OCM filed a civil antitrust suit against JBS and the Company in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of the Company by JBS, along with an award in the amount of their costs and attorneys’ fees.  R-CALF and OCM are alleging that the proposed acquisition would substantially lessen competition in the purchase of fed cattle in the High Plains and the Southwest and in the production and sales of USDA-graded boxed beef in the U.S. generally, in violation of Section 7 of the Clayton Act.  JBS and the Company intend to vigorously contest this attempt to block the acquisition.  No date has been set by the Court for trial.

NOTE 13.  BUSINESS SEGMENTS

            The Company’s operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker.  Segment profit is measured as operating income for the Company’s two reporting segments, Core Beef and Other, based on the definitions provided in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Core Beef—the majority of the Company’s revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products.  In addition, we also sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries.

Other—the Other segments of the Company consists of the operations of National Carriers, a refrigerated and livestock contract carrier company, National Elite, a provider of transportation logistics services, and Kansas City Steak, a portion control steak cutting operation.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents segment results for the periods indicated (amounts in thousands):

	53 weeks ended August 30, 2008	52 weeks ended August 25, 2007	52 weeks ended August 26, 2006
Net sales:
Core beef	$5,877,374	$5,562,958	$4,622,146
Other	237,100	225,687	211,111
Eliminations	(267,182)	(210,112)	(197,227)
Total net sales	$5,847,292	$5,578,533	$4,636,030

Depreciation and amortization:
Core beef	$35,119	$31,126	$27,250
Other	1,289	1,312	1,400
Total depreciation and amortization	$36,408	$32,438	$28,650

Operating income:
Core beef	$148,478	$51,970	$64,664
Other	6,303	7,688	4,868
Total operating income	154,781	59,658	69,532

Interest income	460	669	403
Interest expense	(33,996)	(39,426)	(32,009)
Other income	5,723	1,334	3,181
Minority interest	(704)	(313)	(160)
Total income before taxes	$126,264	$21,922	$40,947

Capital expenditures:
Core beef	$56,422	$40,870	$33,625
Other	3,455	852	867
Total capital expenditures	$59,877	$41,722	$34,492

	August 30, 2008	August 25, 2007
Assets:
Core beef	$838,594	$779,483
Other	37,934	36,632
Eliminations	(626)	(612)
Total assets	$875,902	$815,503

Customer Concentration

In the fiscal year ended August 30, 2008, one customer with its consolidated subsidiaries represented 7.8% of total sales, with no other customer representing more than 3.8% of total sales.  In the fiscal year ended August 25, 2007, one customer with its consolidated subsidiaries represented 6.8% of total sales, with no other customer representing more than 3.6% of total sales. In the fiscal year ended August 26, 2006, one customer with its consolidated subsidiaries represented approximately 7.9% of total sales with no other single customer representing more than 3.0% of total sales.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales to Foreign Countries

The Company had sales outside the United States of America in the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006 of approximately $675.1 million, $561.9 million and $309.7 million, respectively.  No single country accounted for more than 3% of total sales. The amount of assets maintained outside the United States of America is not material.