Form 10-Q
period 2008-11-29
NATIONAL BEEF PACKING CO LLC
filed 2009-01-13
CIK 1273784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small company.  See definition of “accelerated filer,” “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Small Reporting Company ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

                There is no market for the Registrant’s equity.  As of December 31, 2008, there were 136,834,637 Class A units and 19,474,520 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	November 29, 2008	August 30, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,010	$25,466
Accounts receivable, less allowance for returns and doubtful accounts of $1,650 and $1,665, respectively	178,345	218,022
Due from affiliates	5,505	7,071
Other receivables	5,710	5,392
Inventories	200,078	192,480
Other current assets	32,702	12,765
Total current assets	449,350	461,196

Property, plant and equipment, at cost	437,899	431,360
Less accumulated depreciation	142,597	133,238
Net property, plant, and equipment	295,302	298,122
Goodwill	80,642	80,642
Other intangibles, net of accumulated amortization of $9,871 and $9,347, respectively	26,168	26,690
Other assets	8,737	9,252
Total assets	$860,199	$875,902
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$3,087	$3,590
Cattle purchases payable	75,887	65,378
Accounts payable – trade	70,549	71,280
Due to affiliates	627	878
Accrued compensation and benefits	14,042	44,455
Accrued insurance	13,745	12,918
Other accrued expenses and liabilities	40,695	10,036
Distributions payable	1,182	43,011
Total current liabilities	219,814	251,546
Long-term debt, excluding current installments	394,755	374,239
Other liabilities	2,248	2,327
Total liabilities	616,817	628,112
Minority interest	1,636	1,464
Capital subject to redemption	190,453	186,533
Members’ capital:
Members’ capital	51,337	59,770
Accumulated other comprehensive income	(44)	23
Total members’ capital	243,382	247,790
Commitments and contingencies	-	-
Total liabilities and members’ capital	$860,199	$875,902

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	13 weeks ended	13 weeks ended
	November 29, 2008	November 24, 2007
	(unaudited)	(unaudited)
Net sales	$1,428,977	$1,398,102
Costs and expenses:
Cost of sales	1,404,038	1,393,692
Selling, general and administrative	10,863	10,775
Depreciation and amortization	9,965	8,826
Total costs and expenses	1,424,866	1,413,293
Operating income (loss)	4,111	(15,191)
Other income (expense):
Interest income	55	170
Interest expense	(6,808)	(9,142)
Minority owners' interest in net income of Kansas City Steak Company, LLC	(172)	(25)
Equity in loss of aLF Ventures, LLC	(25)	(25)
Other, net	402	266
Loss before taxes	(2,437)	(23,947)
Income tax expense	(369)	(549)
Net loss	$(2,806)	$(24,496)

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	13 weeks ended November 29, 2008 (unaudited)	13 weeks ended November 24, 2007 (unaudited)
Cash flows from operating activities:
Net loss	$(2,806)	$(24,496)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,965	8,826
Gain on disposal of property, plant and equipment	(57)	(2)
Minority interest	172	17
Change in assets and liabilities:
Accounts receivable	39,677	14,765
Due from affiliates	1,566	232
Other receivables	(318)	(1,542)
Inventories	(7,598)	(12,014)
Other assets	(19,423)	(235)
Cattle purchases payable	3,095	6,679
Accounts payable	(710)	2,571
Due to affiliates	(251)	(268)
Accrued compensation and benefits	(30,413)	(3,126)
Accrued insurance	827	323
Other accrued expenses and liabilities	30,580	5,982
Net cash provided by (used in) operating activities	24,306	(2,288)

Cash flows from investing activities:
Capital expenditures, including interest capitalized	(6,925)	(11,558)
Proceeds from sale of property, plant and equipment	360	6
Net cash used in investing activities	(6,565)	(11,552)

Cash flows from financing activities:
Net receipts (payments) under revolving credit lines	23,633	(9,648)
Change in overdraft balances	7,393	19,975
Purchase and cancellation of Senior Notes	(2,340)	-
Repayments of other indebtedness/capital leases	(1,280)	(1,106)
Member distributions	(43,536)	(7,017)
Net cash (used in) provided by financing activities	(16,130)	2,204

Effect of exchange rate changes on cash	(67)	5
Net increase (decrease) in cash	1,544	(11,631)
Cash and cash equivalents at beginning of period	25,466	30,444
Cash and cash equivalents at end of period	$27,010	$18,813

Supplemental disclosures:
Cash paid during the period for interest	$2,681	$5,346
Cash paid during the period for taxes	$136	$525
Supplemental non-cash disclosures of investing and
financing activities:
Assets acquired through capital lease	$44	$-

                            See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

            The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in NBP’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 30, 2008.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

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

(2) New Accounting Pronouncements

            In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, Business Combinations (SFAS 141R).  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements.  Any acquisition-related costs are to be expensed instead of capitalized.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact to the Company from the adoption of SFAS 141R in fiscal year 2010 will depend on acquisitions at the time.

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

            In February 2008, the FASB issued FASB Staff  Position (FSP) No. 157-2 which defers the effective date of SFAS No. 157, Fair Value Measurements (SFAS 157), for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis, at least annually.   The Company will be required to adopt for these nonfinancial assets and nonfinancial liabilities as of August 30, 2009.  The Company believes the adoption of SFAS 157 deferral provisions will not have a material impact on the Company’s financial position or net earnings.

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

(3)  Membership Interest Purchase Agreement with JBS

            On February 29, 2008, the Company, JBS, S.A. (JBS), U.S. Premium Beef, our majority owner, and the other holders of our membership interests, including NBPCO Holdings and parties controlled by three executive officers, John R. Miller, Timothy M. Klein and Scott H. Smith (the Sellers), entered into a Membership Interest Purchase Agreement, as amended from time to time (MIPA).  Under the MIPA, JBS will acquire all of the Company’s outstanding membership interests for a combination of approximately $488.4 million cash and $71.6 million in common stock of JBS (the Purchase Price).

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

            Consummation of the MIPA is subject to customary conditions, including approval of the MIPA by the members of U.S. Premium Beef and the shareholders of JBS and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and possible approvals by certain foreign jurisdictions.  The members of U.S. Premium Beef approved the MIPA on March 14, 2008 and the shareholders of JBS approved the MIPA on April 11, 2008.  The U.S. Department of Justice (DoJ), state attorneys general from seventeen states, Ranchers Cattlemen Action Legal Fund, United Stockgrowers of America (R-CALF) and the Organization for Competitive Markets (OCM) filed civil antitrust suits seeking a permanent injunction of the MIPA, which was being vigorously contested by the Company and JBS, when the case was stayed in December 2008 to enable the parties to explore a settlement.  There can be no assurance that any settlement will be reached or that the transaction will be consummated.

            The MIPA contains certain termination rights and provides that under certain circumstances, JBS or the Company may be required to pay our members or the members of JBS, respectively, a termination fee of $25 million plus certain costs.  The parties have agreed on the payment of certain fees and expenses, including those related to antitrust filings and compliance.

(4) Inventories

            Inventories at November 29, 2008 and August 30, 2008 consisted of the following (in thousands):

	November 29, 2008	August 30, 2008
Dressed and boxed meat products	$153,947	$144,885
Beef by-products	19,416	20,886
Supplies and other	26,715	26,709
Total inventory	$200,078	$192,480

 (5) Comprehensive Loss

            Comprehensive loss, which consists of net loss and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended
	November 29, 2008	November 24, 2007
Net loss	$(2,806)	$(24,496)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(67)	5
Comprehensive loss	$(2,873)	$(24,491)

(6) Contingencies

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

            The DoJ, joined by state attorneys general from seventeen states (Arizona, Colorado, Connecticut, Iowa, Kansas, Minnesota, Mississippi, Missouri, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, South Dakota, Texas, and Wyoming), filed a civil antitrust suit against JBS S.A. (JBS) and the Company on October 20, 2008 in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of the Company by JBS, along with an award in the amount of their costs and attorneys’ fees.  The DoJ alleges that the proposed acquisition would substantially lessen competition in the purchase of fed cattle in the High Plains and the Southwest and in the production and sales of USDA-graded box beef in the U.S. generally, in violation of Section 7 of the Clayton Act.

            On November 13, 2008, R-CALF and OCM filed a civil antitrust suit against JBS and the Company in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of the Company by JBS, along with an award in the amount of their costs and attorneys’ fees.  R-CALF and OCM allege that the proposed acquisition would substantially lessen competition in the purchase of fed cattle in the High Plains and the Southwest and in the production and sales of USDA-graded boxed beef in the U.S. generally, in violation of Section 7 of the Clayton Act.

            JBS and the Company were vigorously contesting these attempts by the DoJ, R-Calf and OCM to block the acquisition by JBS when the cases were stayed in December 2008 to enable the parties to explore a settlement.  There can be no assurance that any settlement will be reached or that the transaction will be consummated.

(7)  Fair Value Measurements

            In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  This statement establishes a single authoritative definition of fair value to be used when accounting rules require the use of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurement.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

            On August 31, 2008, the Company adopted portions of SFAS 157, Fair Value Measurements, except for the non-financial assets and liabilities within the scope of the deferral provided by FSP No. FAS 157-2 as discussed in Note 2.

            SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of inputs used to measure fair value are as follows:

•    Level 1 – quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.

•    Level 2 – observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•    Level 3 – unobservable inputs for an asset or liability.  Unobservable inputs should only be used to the extent observable inputs are not available.

            The following table details the assets and liabilities measured at fair value on a recurring basis as of November 29, 2008 and also the level within the fair value hierarchy used to measure each category of assets.

(in thousands) Description	November 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other assets - derivatives	$12,619	$12,619	$-	$-
Other liabilities – derivatives	$26,272	$16,065	$10,207	$-
Capital subject to redemption	$190,453	$-	$-	$190,453

            Because the Company’s equity is not publicly traded, there are significant unobservable inputs used in valuing the Company’s capital subject to redemption.  For a more detailed discussion of capital subject to redemption and the key components that are used to value it, see Note 8.  The table below represents the Company’s capital subject to redemption measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 as of November 29, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Capital Subject to Redemption
Balance at August 30, 2008	$186,533
Allocation of first quarter net loss	(1,516)
Class A priority distribution	(525)
Appraisal valuation adjustment	5,961
Balance at November 29, 2008	$190,453

            In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Liabilities.  This statement provided companies with an option to report selected financial assets and liabilities at fair value.  This statement was effective for the Company as of August 31, 2008, however, the Company did not elect the option to report any of the selected financial assets and liabilities at fair value.

(8) Capital Subject to Redemption

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings have the right to request that the Company repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If the Company is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  The Company accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At November 29, 2008, the value of the capital subject to redemption was determined to be $198.2 million, which was in excess of its carrying value.  Accordingly, the carrying value of the capital subject to redemption increased by approximately $6.0 million through accretion, as detailed in Note 7, during the thirteen weeks ended November 29, 2008, resulting in the $190.5 million carrying value, as reflected in the accompanying consolidated balance sheet as of November 29, 2008.

            Generally accepted accounting principles require the Company to determine the fair value of the capital subject to redemption at the end of each reporting period.  To the extent that this value increases, this change in fair value is accreted over the redemption period as discussed above.  The Company uses Stern Brothers Valuation Advisors to assist management in measuring fair value of the capital subject to redemption.  Key assumptions in determining the fair value include the value offered by JBS under the MIPA, management’s estimate of the probability of the MIPA reaching a successful conclusion, valuation multiples of publicly traded companies in the same or similar industries, management’s projections of future cash flows, and the discount rate applied to the projected future cash flows.

            The value of the capital subject to redemption at November 29, 2008, decreased by approximately $22.1 million compared to the value at August 30, 2008 primarily as a result of the deteriorating conditions in the financial markets and the decreased probability of the acquisition being completed.  Under the MIPA, JBS will acquire all of the outstanding membership interests in the Company for an aggregate value of $560.0 million.

            The fair value of the capital subject to redemption would be impacted if the MIPA is unable to be successfully completed.  Offsetting the change in the value of the capital subject to redemption is a corresponding change in members’ capital.  (See Note 3 for further discussion of the MIPA.)

(9)  Segments

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

            Other—the Other segment of NBP consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company, National Elite Transportation, LLC, a provider of transportation logistics services,  and Kansas City Steak Company, LLC, a portion control steak cutting operation.

            Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

            The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended
	November 29, 2008	November 24, 2007

Net sales:
Core beef	$1,437,858	$1,399,284
Other	57,755	51,650
Eliminations	(66,636)	(52,832)

Total net sales	$1,428,977	$1,398,102

Operating income (loss):
Core beef	$2,410	$(16,610)
Other	1,701	1,419

Total operating income (loss)	4,111	(15,191)

Interest income	55	170
Interest expense	(6,808)	(9,142)
Other income, net	377	241
Minority interest	(172)	(25)

Total loss before taxes	$(2,437)	$(23,947)

	November 29, 2008	November 24, 2007
Assets:
Core beef	$819,104	$765,696
Other	42,034	40,535
Eliminations	(939)	(837)
Total assets	$860,199	$805,394

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

            In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  See also the Risk Factors in Item 1A. Business of our Annual Report for the year ended August 30, 2008 on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

         The U. S. cattle herd remains in a liquidation phase with fed steer and heifer supplies trending lower for the next two to three years and possibly longer.  The sharp decline in commodity prices over the past six months has reduced some of the financial stress at the ranch level.  Major concerns about the overall economy, however, have blunted any thought that expanding the U.S.’s cattle herd is imminent.  As a result of the weak global economic situation, trade in many export-related beef products has slowed dramatically.  It is anticipated that it will take several months for some beef and beef by-product items to clear inventory and for these items to provide any sustained financial support to the beef industry relative to the levels realized over the past two years.  With year-to-year declines in fed cattle supplies and anticipated smaller 2009 pork and broiler protein production, consumer ability or willingness to pay higher prices will be key to supporting profitable cattle and beef prices over the coming months.

Recent Developments

            The DoJ, joined by state attorneys general from seventeen states (Arizona, Colorado, Connecticut, Iowa, Kansas, Minnesota, Mississippi, Missouri, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, South Dakota, Texas, and Wyoming), filed a civil antitrust suit against JBS S.A. (JBS) and the Company on October 20, 2008 in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of the Company by JBS, along with an award in the amount of their costs and attorneys’ fees.  The DoJ alleges that the proposed acquisition would substantially lessen competition in the purchase of fed cattle in the High Plains and the Southwest and in the production and sales of USDA-graded box beef in the U.S. generally, in violation of Section 7 of the Clayton Act.

            On November 13, 2008, R-CALF and OCM filed a civil antitrust suit against JBS and the Company in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of the Company by JBS, along with an award in the amount of their costs and attorneys’ fees.  R-CALF and OCM allege that the proposed acquisition would substantially lessen competition in the purchase of fed cattle in the High Plains and the Southwest and in the production and sales of USDA-graded boxed beef in the U.S. generally, in violation of Section 7 of the Clayton Act.

            JBS and the Company were vigorously contesting these attempts by the DoJ, R-Calf and OCM to block the acquisition by JBS when the cases were stayed in December 2008 to enable the parties to explore a settlement.  There can be no assurance that any settlement will be reached or that the transaction will be consummated.

            Recent world financial instability and foreign currency deviations have decreased the demand and value of certain industry products and inventories.

Beef Export Markets

            Export markets for U.S. beef products remain constrained since the discovery of a case of Bovine Spongiform Encephalopathy (BSE) in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.   In April 2008, our Brawley facility was suspended from shipping beef to Japan following the discovery of a short loin which included a portion of a spinal column, a specified risk material, prohibited by Japan.  Our Brawley facility was subsequently cleared to resume shipments to Japan on September 19, 2008.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006, however, its border was subsequently closed in October 2007.  South Korea reopened its border and started inspecting U.S. beef near the end of June 2008.  Our Dodge City facility was removed from the eligible supplier list to Mexico on December 23, 2008 for two days for an alleged ink issue in September of 2008 which we believe to be untrue and unfounded.  These constraints and uncertainties have had a negative impact on beef margins.

            We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic consumer demand for beef may continue to have a material adverse affect on our revenues and net income.

Results of Operations

Thirteen weeks ended November 29, 2008 compared to thirteen weeks ended November 24, 2007

            General.  A net loss for the thirteen weeks ended November 29, 2008 of approximately $2.8 million was incurred compared to a net loss of approximately $24.5 million for the thirteen weeks ended November 24, 2007, an improvement of $21.7 million.  While the average volume of cattle processed during the comparable thirteen-week periods fell by approximately 3.1%, average sales prices per head increased approximately 6.0% during this reporting period.  Improved demand of beef products during the first quarter of fiscal 2009 as compared to the same period of fiscal 2008 allowed the increase in sales prices to cover the continued high cost of live cattle that we processed.

            Although sales increased by approximately 2.2% compared to the same period of last year, cost of sales also increased by approximately 0.7% while selling, general and administrative expenses increased 0.9% and depreciation and amortization expense increased approximately 13.6%.  Total costs and expenses of $1,424.9 million and $1,413.3 million for the thirteen weeks ended November 29, 2008 and November 24, 2007, respectively, were 99.7% and 101.1% as a percentage of net sales.

            Net Sales.  Net sales were $1,429.0 million for the thirteen weeks ended November 29, 2008 compared to $1,398.1 million for the thirteen weeks ended November 24, 2007, an increase of $30.9 million or 2.2%.  The increase in net sales principally resulted from an approximate 6.0% increase in the average sales prices per head during the current thirteen week period of fiscal 2009 as compared to the thirteen week period of fiscal 2008 while the average volume of cattle processed fell by approximately 3.1%.  Partially offsetting the increase in average sales prices per head was an approximate $21.6 million loss on the mark to market adjustment on cattle futures contracts that we entered into during the first quarter of fiscal 2009 to offset the risk of fixed-price sales commitments.

            Cost of Sales.  Cost of sales was $1,404.0 million for the thirteen weeks ended November 29, 2008 compared to $1,393.7 million for the thirteen weeks ended November 24, 2007, an increase of $10.3 million or 0.7%.  The increase was primarily a result of increased outbound freight costs by approximately 14.0% and increased packaging costs by approximately 16.2% during the current quarter as compared to the same period of last year.  Also contributing to the increase in cost of sales was an approximate 1.7% increase in cattle prices for the comparable periods, resulting from a continued tight supply of market-ready cattle.  Partially offsetting these increases was a decrease in the volume of cattle processed of approximately 3.1% during the quarter as compared to the same period of fiscal 2008.

            Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $10.9 million for the thirteen weeks ended November 29, 2008 compared to $10.8 million for the thirteen weeks ended November 24, 2007, an increase of $0.1 million or 0.9%.  The increase reflects an increase in payroll and related expenses of approximately $0.5 million which was offset by decreases of approximately $0.2 million in marketing and advertising expense, approximately $0.1 million in travel expenses and approximately $0.1 million in taxes.

            Depreciation and Amortization Expense.  Depreciation and amortization expenses were $10.0 million for the thirteen weeks ended November 29, 2008 compared to $8.8 million for the thirteen weeks ended November 24, 2007, an increase of $1.2 million or 13.6%.  Depreciation expense increased mostly due to approximately $59.9 million in fixed assets being placed into service primarily at our three beef plants and two case ready plants during fiscal year 2008.

            Operating Income.  Operating income was approximately $4.1 million for the thirteen weeks ended November 29, 2008 compared to an operating loss of $15.2 million for the thirteen weeks ended November 24, 2007, an improvement of $19.3 million. The significant improvement in operating income during the first quarter of fiscal 2009 was related primarily to a more favorable market environment in the current period as compared to same period of last year.  Improved customer demand allowed for increased selling prices which covered the continued high cost of live cattle that we processed.

            Interest Expense.  Interest expense was $6.8 million for the thirteen weeks ended November 29, 2008 compared to $9.1 million for the thirteen weeks ended November 24, 2007, a decrease of $2.3 million or 25.3%.  The decrease in interest expense during the thirteen weeks ended November 29, 2008 as compared to the same period last year was due primarily to the purchase and cancellation of our Senior Notes of approximately $30.6 million and $2.3 million, respectively, during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.    In addition, the weighted average principal amount of our variable rate debt decreased by approximately $11.3 million at November 29, 2008 as compared to November 24, 2007.   Also contributing to the decrease in interest expense was lower interest rates on our variable rate debt, a decrease of approximately 234 basis points, during the thirteen weeks ended November 29, 2009 as compared to the same period of last year.

            Income Tax Expense.  Income tax expense was $0.4 million for the thirteen weeks ended November 29, 2008 compared to $0.5 for the same period of fiscal year 2008, a decrease of $0.1 million, or 20.0%.  Beginning in calendar year 2008, some states in which we conduct business, modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.1 million of these business taxes in income tax expense during the thirteen weeks ended November 29, 2008 as compared to the same period of fiscal 2008.  A decrease in income taxes for the period of approximately $0.3 million was related to our subsidiary, National Carriers.  Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.

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

            Other—the Other segment of NBP consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company, National Elite Transportation, LLC, a provider of transportation logistics services, and Kansas City Steak Company, LLC, a portion control steak cutting operation.

            Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended
	November 29, 2008	November 24, 2007

Net sales:
Core beef	$1,437,858	$1,399,284
Other	57,755	51,650
Eliminations	(66,636)	(52,832)
Total net sales	$1,428,977	$1,398,102

Operating income (loss):
Core beef	$2,410	$(16,610)
Other	1,701	1,419
Total operating income (loss)	4,111	(15,191)

Interest income	55	170
Interest expense	(6,808)	(9,142)
Other income, net	377	241
Minority interest	(172)	(25)
Total income (loss) before taxes	$(2,437)	$(23,947)

	November 29, 2008	November 24, 2007
Assets:
Core beef	$819,104	$765,696
Other	42,034	40,535
Eliminations	(939)	(837)
Total assets	$860,199	$805,394

Thirteen weeks ended November 29, 2008 compared to thirteen weeks ended November 24, 2007

Core Beef

            Net Sales.  Net sales for Core Beef were $1,437.9 million for the thirteen weeks ended November 29, 2008 compared to $1,399.3 million for the thirteen weeks ended November 24, 2007, an increase of $38.6 million or 2.8%.  The increase in net sales principally resulted from an approximate 6.0% increase in the average sales prices per head during the current thirteen week period of fiscal 2009 as compared to the thirteen week period of fiscal 2008 while the average volume of cattle processed fell by approximately 3.1%.  Partially offsetting the increase in average sales prices per head was an approximate $21.6 million loss on the mark to market adjustment on cattle futures contracts that we entered into during the first quarter of fiscal 2009 to offset the risk of fixed-price sales commitments.

            Operating Income.  Operating income for Core Beef was approximately $2.4 million during the thirteen weeks ended November 29, 2008 compared to an operating loss of approximately $16.6 million during the thirteen weeks ended November 24, 2007, an improvement of approximately $19.0 million.  The significant improvement in operating income during the first quarter of fiscal 2009 was related primarily to a more favorable market environment in the current period as compared to same period of last year.  Improved customer demand allowed for increased selling prices which covered the continued high cost of live cattle that we processed.

Other

            Net Sales.  Net sales for Other were $57.8 million for the thirteen weeks ended November 28, 2008 compared to $51.7 million for the thirteen weeks ended November 24, 2007, an increase of $6.1 million or 11.8%.  The increase was primarily due to increased sales volume in our portion control beef facility.

            Operating Income.  Operating income for Other was $1.7 million for the thirteen weeks ended November 29, 2008 compared to $1.4 million for the thirteen weeks ended November 24, 2007, an increase of approximately $0.3 million.  The increase was due primarily to increased sales volume at our portion control beef facility, offset by a reduced operating income at our transportation company.

Liquidity and Capital Resources

            As of November 29, 2008, we had net working capital of $229.5 million, which included $1.2 million in distributions payable, and cash and cash equivalents of $27.0 million.  As of August 30, 2008, we had net working capital of $209.6 million, which included $43.0 million in distributions payable, and cash and cash equivalents of $25.5 million.  Our primary sources of liquidity are cash flow from operations and available borrowings under our amended and restated credit facility (Credit Facility).

            As of November 29, 2008, we had $397.8 million of long-term debt, $3.1 million of which was classified as a current liability. As of November 29, 2008, our Credit Facility consisted of a $202.6 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $35.0 million, outstanding letters of credit of $44.2 million and available borrowings of $120.8 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our Credit Facility have funded our working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our Credit Facility as of November 29, 2008.

            In addition to outstanding borrowings under our Credit Facility, we had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $127.1 million and capital lease and other obligations of $12.4 million as of November 29, 2008.

            We believe that available borrowings under our Credit Facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.  We are authorized to purchase up to $50.0 million of our outstanding Senior Notes in the aggregate from time to time in accordance with the limits imposed under our Credit Facility, of which $32.9 million have been repurchased to date.  Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.  For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended August 30, 2008.

Operating Activities

            Net cash provided through operating activities in the thirteen weeks ended November 29, 2008 was $24.3 million compared to net cash used in operating activities of $2.3 million in the thirteen weeks ended November 24, 2007.  The $26.6 million change was due primarily to a smaller net loss of approximately $2.8 million during the first quarter of fiscal year 2009 as compared to the net loss of $24.5 million during the first quarter of fiscal year 2008.  Also contributing to the improvement was net cash being provided primarily in operating activities through accounts receivable and other accrued expenses and liabilities during the thirteen week period of the current year as compared to the thirteen week period of last year while net cash was used primarily in operating activities through other assets and accrued compensation and benefits.

Investing Activities

            Net cash used in investing activities was $6.6 million in the thirteen weeks ended November 29, 2008 compared to $11.6 million in the thirteen weeks ended November 24, 2007.  This decrease in cash used was primarily attributable to a decrease in expenditures for property, plant and equipment during the first quarter of fiscal 2009 as compared to the same period of fiscal 2008.

Financing Activities

            Net cash used in financing activities was $16.1 million in the thirteen weeks ended November 29, 2008 compared to net cash provided by financing activities of $2.2 million in the thirteen weeks ended November 24, 2007.  The change was primarily attributed to an increase in member distributions paid of $36.5 million, an increase of $12.6 million in the overdraft balance and the $2.3 million purchase and cancellation of Senior Notes.  Partially offsetting these increases was $23.6 million in net receipts in revolving credit borrowings during the current thirteen week period as compared to $9.6 million in net payments in revolving credit borrowings during the same period of last year.

Amended and Restated Senior Credit Facility

            Effective July 25, 2007, we amended and restated our existing senior credit facility with a consortium of banks.  The Credit Facility now consists of a $202.6 million term loan that matures in May 2016 and a $200.0 million revolving line of credit loan that matures in July 2012 that is subject to certain borrowing base limitations.

            Borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of November 29, 2008, the interest rate for the revolving loan was approximately 3.8%.   The applicable margin for the Company’s term loan was also revised to a grid basis with different margins for Funded Debt to EBITDA Ratios greater than 3.50 to 1.00 and less than 3.50 to 1.00.  As of November 29, 2008, the interest rate for the term loan was approximately 4.3%.  The revolving line of credit and the term loan will have no financial covenants unless the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter.  If the borrowing base availability falls below these amounts, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.   The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.  As of November 29, 2008, the Company had met the borrowing base availability requirements under its senior credit facilities and was not subject to any financial covenants.

            The borrowings under the revolving loan are available for the Company’s working capital requirements, capital expenditures and other general corporate purposes, including the purchase of a portion of its outstanding Senior Notes from time to time in accordance with the limits imposed under our Credit Facility.  The Credit Facility is secured by a first priority lien on substantially all of the Company’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $3.5 million on the last business day of each June and December commencing on June 30, 2011.  All outstanding amounts of the term loan are due and payable on May 30, 2016.  Prepayment is allowed at any time.

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

            We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  We feel that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of November 29, 2008, the potential change in the fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $14.9 million.  As of August 30, 2008, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $1.2 million.  This significant change was primarily due to the cattle futures contracts that we entered into during the first quarter of fiscal 2009 to offset the risk of fixed-price sales commitments.

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

            We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.  As of November 29, 2008, the weighted average interest rate on our $258.3 million of variable rate debt was approximately 4.0%.

            We had total interest expense of approximately $6.8 million during the thirteen week period ending November 29, 2008.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $1.3 million in the thirteen week period ending November 29, 2008.

Item 4T.  Controls and Procedures

            We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended November 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            For information regarding legal proceedings, see Note 6, “Contingencies” to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q.

Item 1A. Risk Factors

            The risk factors set forth in our Annual Report on Form 10-K for the year ended August 30, 2008 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            None.

Item 3. Defaults Upon Senior Securities

            None.

Item 4. Submission of Matters to a Vote of Security Holders

            None.

Item 5. Other Information

            On December 30, 2008, the Company entered into a new employment agreement with John R. Miller from December 30, 2008 through the date of the closing of the MIPA or the last day of the fiscal year ending on or about August 28, 2010.  For further details of the employment agreement, see Exhibit 10.1 as noted below.

Item 6. Exhibits

(A)	Exhibits

10.1

Employment Agreement dated as of December 30, 2008 by and between the Company and John R. Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009.

	10.2	Amendment to Employment Agreement for John R. Miller dated as of December 31, 2008 by and between the Company and John R. Miller.

	10.3	Amendment to Employment Agreement for Timothy M. Klein dated as of December 31, 2008 by and between the Company and Timothy M. Klein.

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
20

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

Date: January 13, 2009

