Form 10-Q
period 2009-02-28
NATIONAL BEEF PACKING CO LLC
filed 2009-04-15
CIK 1273784

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

     (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small company.  See definition of “accelerated filer,” “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

There is no market for the Registrant’s equity.  As of April 14, 2009, there were 203,990,136 Class A units and 15,545,948 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	February 28, 2009
	(unaudited)	August 30, 2008
Assets
Current assets:
Cash and cash equivalents	$16,185	$25,466
Accounts receivable, less allowance for returns and doubtful accounts of $1,768 and $1,665, respectively	165,783	218,022
Due from affiliates	2,888	7,071
Other receivables	6,047	5,392
Inventories	167,530	192,480
Other current assets	28,506	12,765
Total current assets	386,939	461,196

Property, plant and equipment, at cost	447,389	431,360
Less accumulated depreciation	152,508	133,238
Net property, plant and equipment	294,881	298,122
Goodwill	80,642	80,642
Other intangibles, net of accumulated amortization of $10,394 and $9,347, respectively	25,650	26,690
Other assets	9,260	9,252
Total assets	$797,372	$875,902
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$8,971	$3,590
Cattle purchases payable	50,916	65,378
Accounts payable – trade	56,063	71,280
Due to affiliates	355	878
Accrued compensation and benefits	21,345	44,455
Accrued insurance	13,824	12,918
Other accrued expenses and liabilities	30,366	10,036
Distributions payable	1,181	43,011
Total current liabilities	183,021	251,546
Long-term debt, excluding current installments	340,396	374,239
Other liabilities	2,212	2,327
Total liabilities	525,629	628,112
Minority interest	1,909	1,464
Capital subject to redemption	255,634	186,533
Members’ capital:
Members’ capital	14,251	59,770
Accumulated other comprehensive (loss) / income	(51)	23
Total members’ capital	271,743	247,790
Commitments and contingencies	-	-
Total liabilities and members’ capital	$797,372	$875,902

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 28, 2009	February 23, 2008	February 28, 2009	February 23, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$1,298,218	$1,305,950	$2,727,195	$2,704,052
Costs and expenses:
Cost of sales	1,236,297	1,288,194	2,640,335	2,681,887
Selling, general and administrative	10,341	10,671	21,204	21,446
Depreciation and amortization	11,264	8,751	21,230	17,577
Total costs and expenses	1,257,902	1,307,616	2,682,769	2,720,910
Operating income (loss)	40,316	(1,666)	44,426	(16,858)
Other income (expense):
Interest income	50	135	106	305
Interest expense	(5,567)	(9,120)	(12,376)	(18,262)
Minority owners' interest in net income of Kansas City Steak Company, LLC	(546)	(421)	(717)	(446)
Equity in loss of aLF Ventures, LLC	(24)	(25)	(49)	(50)
Other, net	(4,237)	1,538	(3,835)	1,805
Income / (loss) before taxes	29,992	(9,559)	27,555	(33,506)
Income tax expense	192	530	561	1,080
Net income / (loss)	$29,800	$(10,089)	$26,994	$(34,586)

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	26 weeks ended	26 weeks ended
	February 28, 2009	February 23, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income / (loss)	$26,994	$(34,586)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	21,230	17,577
Loss on disposal of property, plant and equipment	132	13
Gain on disposal of investment	-	(1,342)
Minority interest	445	318
Change in assets and liabilities:
Accounts receivable	52,239	19,963
Due from affiliates	4,183	(672)
Other receivables	(655)	2,354
Inventories	24,950	8,468
Other assets	(15,755)	(431)
Cattle purchases payable	(561)	3,232
Accounts payable	(11,735)	7,750
Due to affiliates	(523)	(137)
Accrued compensation and benefits	(23,110)	(2,863)
Accrued insurance	906	(3,714)
Other accrued expenses and liabilities	20,215	(321)
Net cash provided by operating activities	98,955	15,609

Cash flows from investing activities:
Capital expenditures, including interest capitalized	(17,969)	(25,510)
Proceeds from sale of property, plant and equipment	894	121
Proceeds from redemption of investment	-	1,342
Net cash used in investing activities	(17,075)	(24,047)

Cash flows from financing activities:
Net receipts under revolving credit lines	1,451	26,761
Repayments of term note payable	(25,713)	-
Change in overdraft balances	(17,383)	(12,835)
Repayments of other indebtedness	(4,200)	(1,698)
Member distributions	(45,242)	(8,609)
Net cash (used in) / provided by financing activities	(91,087)	3,619

Effect of exchange rate changes on cash	(74)	3
Net decrease in cash	(9,281)	(4,816)
Cash and cash equivalents at beginning of period	25,466	30,444
Cash and cash equivalents at end of period	$16,185	$25,628

Supplemental disclosures:
Cash paid during the period for interest	$12,008	$18,693
Cash (received) / paid during the period for taxes, net of $925 and $0 refunds, respectively	$(798)	$979

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

(3)  Termination of Membership Interest Purchase Agreement with JBS

                As previously reported, on February 29, 2008, the Company, JBS, S.A. (JBS), U.S. Premium Beef, our majority owner, and the other holders of our membership interests, including NBPCO Holdings and parties controlled by three executive officers, John R. Miller, Timothy M. Klein and Scott H. Smith (the Sellers), entered into a Membership Interest Purchase Agreement, as amended from time to time (MIPA).  Under the MIPA, if the closing of the transactions contemplated under the MIPA had not occurred for any reason on or before the date 360 days after the date of execution of the MIPA, either JBS or the Sellers could terminate the MIPA.  Accordingly, on February 19, 2009, the Sellers delivered a termination notice to JBS to terminate the MIPA effective as of February 23, 2009.  On February 23, 2009, JBS paid to the Sellers a termination fee in the amount of $19.9 million as per the terms of the MIPA.  Subsequent to the termination of the MIPA, the Company wrote off approximately $3.6 million of legal fees related to the MIPA in February 2009, which are included in Other, net.

(4) Inventories

Inventories at February 28, 2009 and August 30, 2008 consisted of the following (in thousands):

	February 28, 2009	August 30, 2008
Dressed and boxed meat products	$115,421	$144,885
Beef by-products	25,319	20,886
Supplies and other	26,790	26,709
Total inventory	$167,530	$192,480

 (5) Comprehensive Income / (Loss)

Comprehensive income / (loss), which consists of net income / (loss) and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 28, 2009	February 23, 2008	February 28, 2009	February 23, 2008
Net income / (loss)	$29,800	$(10,089)	$26,994	$(34,586)
Other comprehensive income / (loss):
Foreign currency translation adjustments	(8)	(2)	(74)	3
Comprehensive income / (loss)	$29,792	$(10,091)	$26,920	$(34,583)

(6) Contingencies

                The Company is a party to a number of lawsuits and claims arising out of the operation of its business.  Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

                The Company's wholly owned subsidiary, National Carriers, has various independent contractor drivers who are involved in accidents from time to time, which in the aggregate could result in a material liability for the Company.

                The Department of Justice, joined by state attorneys general from seventeen states filed a civil antitrust suit against JBS and the Company in October 2008 in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of the Company by JBS.  In November 2008, Ranchers Cattlemen Action Legal Fund, United Stockgrowers of America and the Organization for Competitive Markets filed a civil antitrust suit against JBS and the Company in the U.S. District Court for the Northern District of Illinois, Eastern Division, seeking a permanent injunction against the proposed acquisition of the Company by JBS.  Subsequent to the termination of the proposed acquisition in February 2009, these suits have been dismissed.

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

                The following table details the assets and liabilities measured at fair value on a recurring basis as of February 28, 2009 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

Description	February 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets – derivatives	$10,007	$10,007	$-	$-
Other accrued expenses and liabilities – derivatives	$20,799	$12,327	$8,472	$-
Capital subject to redemption	$255,634	$-	$255,634	$-

                Because the Company’s equity is not publicly traded, there are typically significant unobservable inputs used in valuing the Company’s capital subject to redemption.  With the appraisal election notices of February 2, 2009 and the subsequent agreement on price between certain redeeming members and the Company, the value of these interests were deemed to provide a significant observable input to assist in the valuation of all interests subject to future redemption.  For a more detailed discussion of capital subject to redemption and the key components that are used to value it, see Note 9.  The table below represents the Company’s capital subject to redemption measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 and transfer to Level 2 as of February 28, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Capital Subject to Redemption
Balance at August 30, 2008	$186,533
Allocation of year-to-date net income	11,719
Class A priority distribution	(1,051)
Valuation adjustment	58,433
Transfers to Level 2	(255,634)
Balance at February 28, 2009	$-

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

(8) Disclosure about Derivative Instruments and Hedging Activities

                As part of the Company’s ongoing operations, the Company is exposed to market risks such as changes in commodity prices.  To manage these risks, the Company may enter into the following derivative instruments pursuant to our established policies:

  Forward purchase contracts for cattle for use in our beef plants

  Exchange traded futures contracts for cattle

  Exchange traded futures contracts for grain

                While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive recordkeeping requirements associated with hedge accounting.  Accordingly, the gains and losses associated with the change in fair value of the instruments are recorded to net sales and cost of goods sold in the period of change.  Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as normal purchases and sales and not  recorded at fair value.

                The Company enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of February 28, 2009 as all derivatives in an asset position are exchange-traded contracts.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  The Company has $17.6 million in cash collateral posted on its derivative liabilities.

                The following table presents the fair values as discussed in Note 7 and other information regarding derivative instruments not designated as hedging instruments as of February 28, 2009 (in thousands of dollars):

	Derivative Asset		Derivative Liability
	As of February 28, 2009		As of February 28, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$10,007	Other accrued expenses and liabilities	$20,799
Totals		$10,007		$20,799

            The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen and twenty-six week periods ended February 28, 2009 (in thousands of dollars):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		13 Weeks ended February 28, 2009	26 Weeks ended February 28, 2009
Commodity contracts	Net sales	$(6,025)	$(29,549)
Commodity contracts	Cost of sales	6,850	9,813
Totals		$825	$(19,736)

(9) Capital Subject to Redemption

At any time after certain dates, the earliest being July 31, 2008, the latest being July 31, 2011, certain members of management and/or NBPCo Holdings have the right to request that the Company repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If the Company is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  On April 13, 2009, the Company entered into two Unit Redemption Agreements pursuant to Section 12.5 of our Limited Liability Company Agreement, dated as of August 6, 2003 (as amended from time to time, the “LLC Agreement”) to redeem at agreed upon redemption prices all of the membership interests in the Company that are owned or controlled by our Chief Executive Officer, John R. Miller, and an affiliate of our General Counsel, Scott H. Smith (referred to herein as "Mr. Smith"), as well as 25% of the membership interests in the Company that are owned by affiliates of our President and Chief Operating Officer, Timothy M. Klein.  As a result, Mr. Miller and Mr. Smith and their affiliates received approximately $91.3 million and $22.8 million, respectively, for their units and are no longer members of the Company although they each retained their positions with the Company.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units, and he retained his position with the Company as well.

The Company accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At February 28, 2009, the value of the capital subject to redemption was determined to be $255.6 million, which was in excess of its carrying value.  Accordingly, the carrying value of the capital subject to redemption increased by approximately $58.4 million through accretion, as detailed in Note 7, during the twenty-six weeks ended February 28, 2009, resulting in the $255.6 million carrying value, as reflected in the accompanying consolidated balance sheet as of February 28, 2009.

                Generally accepted accounting principles require the Company to determine the fair value of the capital subject to redemption at the end of each reporting period.  To the extent that this value increases, this change in fair value is accreted over the redemption period as discussed above.  In the past, the Company has used Stern Brothers Valuation Advisors to assist management in measuring fair value of the capital subject to redemption.  Effective February 28, 2009, management used the agreed upon redemption prices that were used in the Unit Redemption Agreements discussed above in measuring the fair value of the capital subject to redemption.

                The total value of the capital subject to redemption at February 28, 2009, increased by approximately $83.7 million compared to the value at August 30, 2008.  Offsetting the change in the value of the capital subject to redemption is a corresponding change in members’ capital.

(10)  Segments

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

                Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 28, 2009	February 23, 2008	February 28, 2009	February 23, 2008
Net sales:
Core beef	$1,300,714	$1,306,957	$2,738,573	$2,706,242
Other	61,715	61,379	119,469	113,029
Eliminations	(64,211)	(62,386)	(130,847)	(115,219)
Total net sales	$1,298,218	$1,305,950	$2,727,195	$2,704,052

Operating income (loss):
Core beef	$38,095	$(4,819)	$40,505	$(21,428)
Other	2,221	3,153	3,921	4,570
Total operating income (loss)	40,316	(1,666)	44,426	(16,858)

Interest income	50	135	106	305
Interest expense	(5,567)	(9,120)	(12,376)	(18,262)
Other (expense) income, Net	(4,261)	1,513	(3,884)	1,755
Minority interest	(546)	(421)	(717)	(446)
Total income (loss) before taxes	$29,992	$(9,559)	$27,555	$(33,506)

	February 28, 2009	February 23, 2008
Assets:
Core beef	$757,124	$751,672
Other	41,078	37,462
Eliminations	(830)	(330)
Total assets	$797,372	$788,804

(11) Subsequent Events

                On March 9, 2009, the Company’s newly formed, wholly-owned subsidiary, National Beef Leathers, LLC, acquired certain assets and assumed certain liabilities of Prime Tanning Corp. located in St. Joseph, Missouri.  This transaction expands the Company’s value-based marketing strategy into the quality wet blue hide category.

On April 13, 2009, the Company entered into two Unit Redemption Agreements pursuant to Section 12.5 of our LLC Agreement to redeem at agreed upon redemption prices all of the membership interests in the Company that are owned or controlled by our Chief Executive Officer, John R. Miller, and Mr. Smith, as well as 25% of the membership interests in the Company that are owned by affiliates of our President and Chief Operating Officer, Timothy M. Klein.  As a result, Mr. Miller and Mr. Smith and their affiliates received approximately $91.3 million and $22.8 million, respectively, for their units and are no longer members of the Company although they each retained their positions with the Company.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units, and he retained his position with the Company as well.

In connection with these transactions, the LLC Agreement was amended to provide that (i) the existing appraisal process for the valuation of the Company to be used for the remaining units controlled by Mr. Klein for his rights under Section 12.5 of the LLC Agreement has been replaced with an amount equal to a two-year average of our EBITDA (as defined in the LLC Agreement) multiplied by six minus our outstanding debt; and (ii) for purposes of redemption or liquidation, the Class B units controlled by Mr. Klein will be paid a non-dilution premium.

In order to partially finance such redemptions, the Company created a new series of Class A units (referred to as “Class A1Units”) that were issued to U.S. Premium Beef and NBPCo Holdings, LLC for approximately $55.8 million and $19.6 million, respectively.  Class A1 Units are nonvoting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 Units payable with payment in kind Class A1 units in lieu of cash if the Company's EBITDA does not meet certain tests.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 Units will be deemed to be converted to Class B units at a ratio stated in the LLC Agreement, but will remain Class A1 Units after such determination.

As a result of these transactions, the ownership of our Class B votings interests is now held as follows:

Beneficial Owner	Class B Interests (1)	Percentage of Class
U.S. Premium Beef, LLC NBPCo Holdings, LLC Affiliates of Timothy M. Klein	12,537,001.0612 4,468,723.0518 1,071,429.0000	63.3527% 24.7203% 5.9270%

_____________

                (1) For purposes of a redemption or liquidation event assuming no redemptions of any Class A1 Units.

The Company also financed a portion of the redemptions with $50.0 million of new borrowings under the revolving line of credit of its existing credit facility (as amended, the "Credit Facility").  The Company’s Credit Facility was amended on April 13, 2009 to permit these redemptions, increase the borrowings under our term loan by up to $75.0 million, increase the revolving line of credit by $25.0 million, increase the interest rates of the term loan and revolving line of credit,  shorten the maturity date of the term loan to July 2012 and revise the payment schedule of the term loan, among other things.  The related financing charges, an upfront fee of approximately $0.8 million and an arrangement fee of approximately $0.5 million, will be amortized over the life of the loan.

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

Industry Outlook

            Concern about consumer spending and the demand for all proteins, specifically beef, will continue to dominate the industry outlook over the coming months.  Declining cattle and competing meat supplies have been well documented and should be supportive to prices, however, demand continues to take center stage.  The global economic concerns remain unchanged while the value of the U.S. dollar has declined and could begin to be supportive to beef exports while slowing the recent improvements in import volume.  Beef by-products remain under severe pressure and it will take several months before inventories become manageable on several key items.  Boxed beef will continue to be required to carry a larger percentage of total processing returns, particularly relative to the levels realized over the past two years.

Recent Developments

                Continued world financial instability and foreign currency deviations have decreased the demand and value of certain industry products and inventories.

                On February 19, 2009, U. S. Premium Beef, our majority owner, and the other holders of our membership interests, including NBPCO Holdings and parties controlled by three executive officers, John R. Miller, Timothy M. Klein and Scott H. Smith (the Sellers), delivered a termination notice to JBS, S.A. to terminate the Membership Interest Purchase Agreement, as amended (MIPA), effective as of February 23, 2009.  On February 23, 2009, JBS paid to the Sellers a termination fee in the amount of $19.9 million as per the terms of the MIPA.  Subsequent to the termination of the MIPA, the Company wrote off approximately $3.6 million of legal fees related to the MIPA in February 2009, which are included in Other, net.

On April 13, 2009, we entered into two Unit Redemption Agreements pursuant to Section 12.5 of our Limited Liability Company Agreement, dated as of August 6, 2003 (as amended from time to time, the “LLC Agreement”) to redeem at agreed upon redemption prices all of the membership interests in us that are owned or controlled by our Chief Executive Officer, John R. Miller, and an affiliate of our General Counsel, Scott H. Smith (referred to herein as, "Mr. Smith"), as well as 25% of the membership interests in us that are owned by affiliates of our President and Chief Operating Officer, Timothy M. Klein.  As a result, Mr. Miller and Mr. Smith and their affiliates received approximately $91.3 million and $22.8 million, respectively, for their units and are no longer members of us although they each retained their positions with us.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units, and he retained his position with us as well.

In connection with these transactions, the LLC Agreement was amended to provide that (i) the existing appraisal process for the valuation of us to be used for the remaining units controlled by Mr. Klein for his rights under Section 12.5 of the LLC Agreement has been replaced with an amount equal to a two-year average of our EBITDA (as defined in the LLC Agreement) multiplied by six minus our outstanding debt; and (ii) for purposes of redemption or liquidation, the Class B units controlled by Mr. Klein will be paid a non-dilution premium.

In order to partially finance such redemptions, we created a new series of Class A units (referred to as “Class A1Units”) that were issued to U.S. Premium Beef and NBPCo Holdings, LLC for approximately $55.8 million and $19.6 million, respectively.  Class A1 Units are nonvoting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 Units payable with payment in kind Class A1 Units in lieu of cash if our EBITDA does not meet certain tests.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 Units will be deemed to be converted to Class B units at a ratio stated in the LLC Agreement, but will remain Class A1 Units after such determination.

As a result of these transactions, the ownership of our Class B voting interests is as follows:

Beneficial Owner	Class B Interests (1)	Percentage of Class
U.S. Premium Beef, LLC NBPCo Holdings, LLC Affiliates of Timothy M. Klein	12,537,001.0612 4,468,723.0518 1,071,429.0000	69.3527% 24.7203% 5.9270%

_____________

                (1) For purposes of a redemption or liquidation event assuming no redemptions of any Class A1 Units.

We also financed a portion of the redemptions with $50.0 million of new borrowings under the revolving line of credit of our existing credit facility (as amended, the "Credit Facility").  Our Credit Facility was amended on April 13, 2009 to permit these redemptions, increase the borrowings under our term loan by up to $75.0 million, increase the revolving line of credit by $25.0 million, increase the interest rates of the term loan and revolving line of credit, shorten the maturity date of the term loan to July 2012 and revise the payment schedule of the term loan, among other things.  For a more complete description of the material amendments to our Credit Facility, see “Liquidity and Capital Resources–Amended and Restated Senior Credit Facility.”

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

Results of Operations

Thirteen weeks ended February 28, 2009 compared to thirteen weeks ended February 23, 2008

General.  Net income for the thirteen weeks ended February 28, 2009 was approximately $29.8 million compared to a net loss of approximately $10.1 million for the thirteen weeks ended February 23, 2008, an improvement of approximately $39.9 million.  Total costs and expenses of approximately $1,257.9 million and $1,307.6 million for the thirteen weeks ended February 28, 2009 and February 23, 2008, respectively, were 96.9% as a percent of sales for the thirteen weeks ended February 28, 2009 compared to 100.1% for the thirteen weeks ended February 23, 2008.  A relatively stable demand for beef products and a decline in cattle prices during the second quarter of fiscal 2009 as compared to the same period of fiscal 2008 allowed the sales prices to cover the cost of the live cattle that we processed.

Net Sales.  Net sales were approximately $1,298.2 million for the thirteen weeks ended February 28, 2009 compared to approximately $1,306.0 million for the thirteen weeks ended February 23, 2008, a decrease of approximately $7.8 million, or 0.6%.  The slight decrease in net sales resulted primarily from an average decrease in sales prices per head of 0.5% in the thirteen weeks ended February 28, 2009 than the same period in the prior year while the volume of cattle processed remained relatively unchanged.

                Cost of Sales.  Cost of sales was approximately $1,236.3 million for the thirteen weeks ended February 28, 2009 compared to approximately $1,288.2 million for the thirteen weeks ended February 23, 2008, a decrease of approximately $51.9 million, or 4.0%.   The decrease was primarily a result of decreased live cattle prices that were approximately 8.8% lower than the same period of last year.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $10.3 million for the thirteen weeks ended February 28, 2009 compared to approximately $10.7 million for the thirteen weeks ended February 23, 2008, a decrease of approximately $0.4 million, or 3.7%.  The decrease primarily reflects a decrease in legal expense of approximately $0.8 million, a decrease in travel and related expenses of approximately $0.2 million and a decrease in consulting expense of approximately $0.2 million.  Offsetting these decreases was an increase in the provision for bad debts of approximately $0.5 million and an increase in payroll and related expenses of approximately $0.3 million.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $11.3 million for the thirteen weeks ended February 28, 2009 compared to approximately $8.8 million for the thirteen weeks ended February 23, 2008, an increase of approximately $2.5 million, or 28.4%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2008 and to assets being placed into service, primarily at our two Kansas beef plants, late in the first quarter of fiscal 2009.

Operating Income/Loss.  Operating income was approximately $40.3 million for the thirteen weeks ended February 28, 2009 compared to an operating loss of approximately $1.7 million for the thirteen weeks ended February 23, 2008, an improvement of approximately $42.0 million.  The increased operating income resulted from a relatively stable demand for beef products and lower cattle prices which allowed the sales prices to cover the cost of the live cattle that we processed during the second quarter of fiscal 2009 as compared to the same period of last year.

                Interest Expense.  Interest expense was approximately $5.6 million for the thirteen weeks ended February 28, 2009 compared to $9.1 million for the thirteen weeks ended February 23, 2008, a decrease of $3.5 million or 38.5%.  The decrease in interest expense during the thirteen weeks ended February 28, 2009 as compared to the same period last year was due primarily to the purchase and cancellation of our Senior Notes of approximately $30.6 million and $2.3 million during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, respectively.  The repayment of approximately $25.7 million of our term note in December 2008 also contributed to the decline in interest expense for the current quarter.  In addition, the weighted average principal amount of our variable rate debt decreased by approximately $19.1 million at February 28, 2009 as compared to February 23, 2008.   Also contributing to the decrease in interest expense was lower interest rates on our variable rate debt, a decrease of approximately 347 basis points, during the thirteen weeks ended February 28, 2009 as compared to the same period of last year.

                Other, net.  Other, net non-operating expense was approximately $4.2 million for the thirteen weeks ended February 28, 2009 compared to other, net non-operating income of approximately $1.5 million for the thirteen weeks ended February 23, 2008, a decrease of approximately $5.7 million.  The decrease in other, net non-operating income was primarily related to the write-off of approximately $3.6 million of legal fees related to the termination of the MIPA in February 2009.  Also contributing to the decrease was the approximate $0.7 million write-off of obsolete parts at our case ready facilities during the current quarter.  In addition, we had recorded $1.3 million in proceeds received in redemption of an investment interest in which our basis had previously been written down to zero during the second quarter of fiscal 2008 which did not recur in the current quarter.

                Income Tax Expense.  Income tax expense was $0.2 million for the thirteen weeks ended February 28, 2009 compared to $0.5 for the same period of fiscal year 2008, a decrease of $0.3 million, or 60.0%.  Beginning in calendar year 2008, some states in which we conduct business, modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.1 million of these business taxes in income tax expense during the thirteen weeks ended February 28, 2009 as compared to the same period of fiscal 2008.  A decrease in income taxes for the period of approximately $0.4 million was related to our subsidiary, National Carriers.  Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.

Twenty-six weeks ended February 28, 2009 compared to twenty-six weeks ended February 23, 2008

General.  Net income for the twenty-six weeks ended February 28, 2009 was approximately $27.0 million compared to a net loss of approximately $34.6 million for the twenty-six weeks ended February 23, 2008, an improvement of approximately $61.6 million.  Net sales were higher in the twenty-six weeks ended February 28, 2009 compared to those of the prior period primarily due to an average increase in sales prices per head of approximately 2.8%.  The number of cattle processed during the current twenty-six week period was 1.6% less than the same period of last year.

Total costs and expenses of approximately $2,682.8 million and $2,720.9 million for the twenty-six weeks ended February 28, 2009 and February 23, 2008, respectively, were 98.4% as a percent of sales for the twenty-six weeks ended February 23, 2008 compared to 100.6% for the twenty-six weeks ended February 23, 2008.  A relatively stable demand for beef products and lower cattle prices allowed for increased sales prices to cover the cost of the live cattle that we processed during the twenty-six week period of fiscal 2009 as compared to the same period of fiscal 2008.

Net Sales.  Net sales were approximately $2,727.2 million for the twenty-six weeks ended February 28, 2009 compared to approximately $2,704.1 million for the twenty-six weeks ended February 23, 2008, an increase of approximately $23.1 million, or 0.9%.  The slight increase in net sales resulted primarily from an average increase in sales prices per head of 2.8% in the twenty-six weeks ended February 28, 2009  as compared to the same period in the prior year while the volume of cattle processed decreased by approximately 1.6%.  Partially offsetting the increase in average sales prices per head was an approximate $12.2 million loss on the fair value adjustment on cattle futures contracts that we entered into during the first quarter of fiscal 2009 to offset the risk of fixed-price sales commitments.  This $12.2 million loss excludes the impact from related physical purchase and sales transactions which will impact future periods operating results.

                Cost of Sales.  Cost of sales was approximately $2,640.3 million for the twenty-six weeks ended February 28, 2009 compared to approximately $2,681.9 million for the twenty-six weeks ended February 23, 2008, a decrease of approximately $41.6 million, or 1.6%.  The decrease was primarily a result of decreased live cattle prices that were approximately 3.5% lower than the twenty-six week period of last year.  Also contributing to this decrease was decreased cattle processing of approximately 1.6% for the current twenty-six week period ended February 28, 2009 as compared to the same period of fiscal 2008.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $21.2 million for the twenty-six weeks ended February 28, 2009 compared to approximately $21.4 million for the twenty-six weeks ended February 23, 2008, a decrease of approximately $0.2 million, or 0.9%.  The decrease for this period is primarily due to an approximate $0.8 million decrease in legal fees, a decrease in advertising expense of approximately $0.3 million, a decrease in travel and related expenses of approximately $0.3 million, and an approximate $0.2 million decrease in consulting expense.  Partially offsetting these decreases was an increase in payroll and benefit expenses of approximately $0.8 million and an approximate $0.5 million increase in the provision for bad debts during the current period as compared to the same period of last year.

                Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $21.2 million for the twenty-six weeks ended February 28, 2009 compared to approximately $17.6 million for the twenty-six weeks ended February 23, 2008, an increase of approximately $3.6 million, or 20.5%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2008 and to assets being placed into service, primarily at our two Kansas beef plants, late in the first quarter of fiscal 2009.

Operating Income/Loss.  Operating income was approximately $44.4 million for the twenty-six weeks ended February 28, 2009 compared to operating loss of approximately $16.9 million for the twenty-six weeks ended February 23, 2008, an improvement of approximately $61.3 million.  The improved operating income resulted from a relatively stable demand for beef products and lower cattle prices which allowed the sales prices to cover the cost of the live cattle that we processed in the current twenty-six week period as compared to the same period of last year.

                Interest Expense.  Interest expense was approximately $12.4 million for the twenty-six weeks ended February 28, 2009 compared to $18.3 million for the twenty-six weeks ended February 23, 2008, a decrease of approximately $5.9 million or 32.2%.  The decrease in interest expense during the twenty-six weeks ended February 28, 2009 as compared to the same period last year was due primarily to the purchase and cancellation of our Senior Notes of approximately $30.6 million and $2.3 million during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, respectively.   The repayment of approximately $25.7 million of our term note in December 2008 also contributed to the decline in interest expense for the twenty-six week period.  In addition, the weighted average principal amount of our variable rate debt decreased by approximately $18.9 million at February 28, 2009 as compared to February 23, 2008.   Also contributing to the decrease in interest expense was lower interest rates on our variable rate debt, a decrease of approximately 290 basis points, during the twenty-six weeks ended February 28, 2009 as compared to the same period of last year.

                Other, net.  Other, net non-operating expense was approximately $3.8 million for the twenty-six weeks ended February 28, 2009 compared to other, net non-operating income of approximately $1.8 million for the twenty-six weeks ended February 23, 2008, a decrease of approximately $5.6 million.  The decrease in other, net non-operating income was primarily related to the write-off of approximately $3.6 million of legal fees related to the termination of the MIPA in February 2009.  Also contributing to the decrease was the approximate $0.7 million write-off of obsolete parts at our case ready facilities during the current quarter.  In addition, we had recorded $1.3 million in proceeds received in redemption of an investment interest in which our basis had previously been written down to zero during the twenty-six week period of fiscal 2008 as compared to the same period of fiscal 2009.

                Income Tax Expense.  Income tax expense was $0.6 million for the twenty-six weeks ended February 28, 2009 compared to $1.1 million for the same period of fiscal year 2008, a decrease of $0.5 million, or 45.5%.  Beginning in calendar year 2008, some states in which we conduct business, modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.1 million of these business taxes in income tax expense during the twenty-six weeks ended February 28, 2009 as compared to the same period of fiscal 2008.  A decrease in income taxes for the period of approximately $0.7 million was related to our subsidiary, National Carriers.  Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.

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

                Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

 The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 28, 2009	February 23, 2008	February 28, 2009	February 23, 2008
Net sales:
Core beef	$1,300,714	$1,306,957	$2,738,573	$2,706,242
Other	61,715	61,379	119,469	113,029
Eliminations	(64,211)	(62,386)	(130,847)	(115,219)
Total net sales	$1,298,218	$1,305,950	$2,727,195	$2,704,052

Operating income (loss):
Core beef	$38,095	$(4,819)	$40,505	$(21,428)
Other	2,221	3,153	3,921	4,570
Total operating income (loss)	40,316	(1,666)	44,426	(16,858)

Interest income	50	135	106	305
Interest expense	(5,567)	(9,120)	(12,376)	(18,262)
Other (expense) income, Net	(4,261)	1,513	(3,884)	1,755
Minority interest	(546)	(421)	(717)	(446)
Total income (loss) before taxes	$29,992	$(9,559)	$27,555	$(33,506)

	February 28, 2009	February 23, 2008
Assets:
Core beef	$757,124	$751,672
Other	41,078	37,462
Eliminations	(830)	(330)
Total assets	$797,372	$788,804

Thirteen weeks ended February 28, 2009 compared to thirteen weeks ended February 23, 2008

Core Beef

Net Sales.  Net sales for Core Beef were approximately $1,300.7 million for the thirteen weeks ended February 28, 2009 compared to approximately $1,307.0 million for the thirteen weeks ended February 23, 2008, a decrease of approximately $6.3 million, or 0.5%.  The slight decrease in net sales resulted primarily from an average decrease in sales prices per head of 0.5% for the current thirteen week period as compared to the same period of last year while the volume of cattle processed remained relatively unchanged.

Operating Income / Loss.  The operating income for Core Beef was approximately $38.1 million for the thirteen weeks ended February 28, 2009 compared to an operating loss of approximately $4.8 million for the thirteen weeks ended February 23, 2008, an improvement of approximately $42.9 million.  This increased operating income resulted from a relatively stable demand for beef products and lower cattle prices which allowed the sales prices to cover the cost of the live cattle that we processed during the current thirteen week period as compared to the same period of last year.

Other

                Net Sales.  Net sales for Other were approximately $61.7 million for the thirteen weeks ended February 28, 2009 compared to approximately $61.4 million for the thirteen weeks ended February 23, 2008, an increase of approximately $0.3 million, or 0.5%.  The increase was primarily due to increased sales volume in our portion control beef facility which was offset by a reduction in sales in our transportation operations during the thirteen week period of fiscal 2009 as compared to the same period of last year.

Operating Income.  Operating income for Other was approximately $2.2 million for the thirteen weeks ended February 28, 2009 compared to approximately $3.2 million for the thirteen weeks ended February 23, 2008, a decrease of approximately $1.0 million, or 31.3%.  The decrease was due primarily to a reduction of operating income of our transportation operations due to increased cost of sales which was offset by improved operating income of our portion control beef facility during the thirteen week period of fiscal 2009 as compared to the same period of last year.

Twenty-six weeks ended February 28, 2009 compared to twenty-six weeks ended February 23, 2008

Core Beef

Net Sales.  Net sales for Core Beef were approximately $2,738.6 million for the twenty-six weeks ended February 28, 2009 compared to approximately $2,706.2 million for the twenty-six weeks ended February 23, 2008, an increase of approximately $32.4 million, or 1.2%.  The slight increase in net sales resulted primarily from an average increase in sales prices per head of 2.8% for the twenty-six weeks ended February 28, 2009 as compared to the same period of last year, partially offset by a 1.6% decrease in the number of cattle slaughtered.  Partially offsetting the increase in average sales prices per head was an approximate $12.2 million loss on the mark-to-market adjustment on cattle futures contracts that we entered into during the first quarter of fiscal 2009 to offset the risk of fixed-price sales commitments.

Operating Income /Loss.  Operating income for Core Beef was approximately $40.5 million for the twenty-six weeks ended February 28, 2009 compared to operating loss of approximately $21.4 million for the twenty-six weeks ended February 23, 2008, an improvement of approximately $61.9 million.  The improved operating income resulted from  a relatively stable demand for beef products and lower cattle prices which allowed the sales prices to cover the cost of the live cattle that we processed in the current twenty-six week period as compared to the same period of last year.

Other

                Net Sales.  Net sales for Other were approximately $119.5 million for the twenty-six weeks ended February 28, 2009 compared to approximately $113.0 million for the twenty-six weeks ended February 23, 2008, an increase of approximately $6.5 million, or 5.8%.  The increase in net sales was primarily due to increased sales volume in our portion control facility while the sales in our transportation operations remained relatively unchanged during the twenty-six week period of fiscal 2009 as compared to the same period of last year.

Operating Income.  Operating income for Other was approximately $3.9 million for the twenty-six weeks ended February 28, 2009 compared to approximately $4.6 million for the twenty-six weeks ended February 23, 2008, a slight decrease of approximately $0.7 million.  The decrease was due primarily to a reduction of operating income of our transportation operations due to increased total costs which was offset by improved operating income of our portion control beef facility during the current twenty-six week period of fiscal 2009 as compared to the same period of last year.

Liquidity and Capital Resources

As of February 28, 2009, we had net working capital of approximately $203.9 million, which included $1.2 million in distributions payable and cash and cash equivalents of $16.2 million.  As of August 30, 2008, we had net working capital of approximately $209.6 million, which included $43.0 million in distributions payable and cash and cash equivalents of $25.5 million.  Our primary sources of liquidity are cash flows from operations and available borrowings under our amended and restated credit facility (Credit Facility).

As of February 28, 2009, we had $349.4 million of long-term debt, of which $9.0 million was classified as a current liability.  As of February 28, 2009, our Credit Facility consisted of a $176.9 million term loan, all of which was outstanding, and a $200.0 million revolving line of credit loan, which had outstanding borrowings of $12.8 million, outstanding letters of credit of $42.2 million and available borrowings of $145.0 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our Credit Facility have funded our working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our Credit Facility as of February 28, 2009.

Effective April 13, 2009, we amended our Credit Facility to increase the available borrowings under the facility by increasing the revolving line of credit by $25.0 million and the term loan by  up to $75.0 million.  We used $50.0 million from the revolver and $75.5 million from the issuance of Class A1 Units to finance the redemption of the membership interests from certain members of management and their affiliates pursuant to their rights under the LLC Agreement.

In addition to outstanding borrowings under our Credit Facility, we had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $127.1 million and capital leases and other obligations of $11.9 million as of February 28, 2009.

                We believe that available borrowings under our Credit Facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.  We are required to purchase or redeem $100.0 million of our outstanding Senior Notes on or before December 31, 2009.  Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.  For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended August 30, 2008.

Operating Activities

                Net cash provided by operating activities in the twenty-six weeks ended February 28, 2009 was approximately $99.0 million compared to net cash provided by operating activities of approximately $15.6 million in the twenty-six weeks ended February 23, 2008.  The $83.4 million change was primarily due to a net income of approximately $27.0 million during the twenty-six week period of fiscal year 2009 as compared to the net loss of $34.6 million during the same period of fiscal 2008.  Also contributing to the improvement was net cash being provided in operating activities through accounts receivable, inventory, and other accrued expenses and liabilities, which was offset by net cash used in operating activities through accrued compensation and benefits, accounts payable and other assets in the current year.

Investing Activities

Net cash used in investing activities was approximately $17.1 million in the twenty-six weeks ended February 28, 2009 compared to approximately $24.0 million in the twenty-six weeks ended February 23, 2008.  This decrease in cash used was primarily attributable to a reduction in expenditures for property, plant and equipment related to improving operating efficiencies in the current year.

Financing Activities

                Net cash used in financing activities was approximately $91.1 million in the twenty-six weeks ended February 28, 2009 compared to net cash provided by financing activities of approximately $3.6 million in the twenty-six weeks ended February 23, 2008.  The change was primarily attributed to an approximate $25.3 million decrease in revolving credit borrowings, an approximate $36.6 million increase in member distributions paid and approximately $25.7 million in repayments on our term note during the current twenty-six week period as compared to the same period of last year.

Amended and Restated Senior Credit Facility

Effective April 13, 2009, our Credit Facility was amended to permit the redemption of our membership interests in the amount of $125.5 million, including the authorization and issuance of Class A1 Units to help fund the redemption.  In addition, the terms of our Credit Facility were amended to:  (1) increase the borrowings under our Credit Facility by up to $100.0 million; (2) increase the applicable margin on the rates of interest of the term loan and revolving line of credit;  (3) revise the payment schedule of the term loan; (4) shorten the maturity date of the term loan; (5) remove the restrictions on purchasing our Senior Notes and require the repurchase or redemption of $100 million of our Senior Notes; (6) increase the amount of capital expenditures we can make in any fiscal year from $50 million to $60 million, or $65 million if we expend less than $55 million in the immediately preceding fiscal year; and (7) add a financial covenant requiring us to maintain a Funded Debt to EBITDA ratio.  The related financing charges, an upfront fee of approximately $0.8 million and an arrangement fee of approximately $0.5 million, will be amortized over the life of the loan.

                Once the applicable collateral provisions are satisfied, the Credit Facility will consist of up to $251.9 million under a term loan that matures in July 2012 and a revolving line of credit loan of $225.0 million that matures in July 2012 that is subject to certain borrowing base limitations.

                Borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of April 14, 2009, the interest rates for the revolving loan and the term loan were approximately 5.75% and 6.00%, respectively.

                Our funded debt to EBITDA ratio is not to be more than 3.75 to 1.00 at the end of each fiscal quarter.  If the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.   The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.  As of April 14, 2009, we had met the borrowing base availability requirements under our Credit Facility.

                The borrowings under the revolving loan are available for our working capital requirements, capital expenditures and other general corporate purposes, including the purchase of $100.0 million of our Senior Notes on or before December 31, 2009.  The Credit Facility is secured by a first priority lien on substantially all of the Company’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $2.5 million on the last business day of each June and December commencing December 2009 through December 2010 after which payments increase to approximately $4.8 million.  All outstanding amounts of the term loan are due and payable on July 25, 2012.  Prepayment is allowed at any time.

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

                We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  We feel that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of February 28, 2009, the potential change in the fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $17.1 million.  As of August 30, 2008, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $1.2 million.  This significant change was primarily due to the cattle futures contracts that we entered into during the first quarter of fiscal 2009 to offset the risk of fixed-price sales commitments.

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

                We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.  As of February 28, 2009, the weighted average interest rate on our $210.4 million of variable rate debt was approximately 2.1%.

                We had total interest expense of approximately $12.4 million during the twenty-six week period ending February 28, 2009.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $2.5 million in the twenty-six week period ending February 28, 2009.

Item 4T.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(A)	Exhibits

3.1(a)	Amendment of a portion of Section 6.6 of the LLC Agreement.

3.1(b)	Amendment of a portion of Section 12.5 of the LLC Agreement.

3.1(c)	Summary of Class A1 Units.

10.1

Fourth Amendment  to Membership Interest Purchase Agreement dated as of February 19, 2009, among JBS, S.A.; National Beef Packing Company, LLC; U.S. Premium Beef, LLC; French Basin Land and Cattle Co., LLC; TKK Investments, LLC; S-B Enterprises V, LLC; TMKCO, LLC; John R. Miller; Timothy M. Klein; and NBPCO Holdings, LLC.

10.2	Unit Redemption Agreement dated as of April 13, 2009, among the Company and Timothy M. Klien, TKK Investments, LLC and TMKCo., LLC.

10.3	Unit Redemption Agreement dated as of April 13, 2009, among the Company and John R. Miller, French Basin Land and Cattle Co., LLC, and S-B Enterprises V, LLC.

10.4	Second amendment to the Sixth Amended and Restated Credit Agreement dated as of April 13, 2009 by and among the Company and certain agents, lenders and issuers.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: April 15, 2009

