Form 10-Q
period 2009-05-30
NATIONAL BEEF PACKING CO LLC
filed 2009-07-10
CIK 1273784

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

   (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There is no market for the Registrant’s equity.  As of June 30, 2009, there were 203,990,136 Class A units and 15,545,948 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

 Consolidated Balance Sheets

(in thousands)

	May 30, 2009
	(unaudited)	August 30, 2008
Assets
Current assets:
Cash and cash equivalents	$14,699	$25,466
Accounts receivable, less allowance for returns and doubtful accounts of $1,872 and $1,665, respectively	188,775	218,022
Due from affiliates	3,313	7,071
Other receivables	7,708	5,392
Inventories	180,778	192,480
Other current assets	15,245	12,765
Total current assets	410,518	461,196

Property, plant and equipment, at cost	464,476	431,360
Less accumulated depreciation	163,387	133,238
Net property, plant and equipment	301,089	298,122
Goodwill	80,642	80,642
Other intangibles, net of accumulated amortization of $10,925 and $9,347, respectively	25,277	26,690
Other assets	9,262	9,252
Total assets	$826,788	$875,902
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$11,269	$3,590
Cattle purchases payable	73,771	65,378
Accounts payable – trade	64,335	71,280
Due to affiliates	887	878
Accrued compensation and benefits	33,990	44,455
Accrued insurance	12,831	12,918
Other accrued expenses and liabilities	18,613	10,036
Distributions payable	16,801	43,011
Total current liabilities	232,497	251,546
Long-term debt, excluding current installments	344,712	374,239
Other liabilities	2,137	2,327
Total liabilities	579,346	628,112
Minority interest	2,024	1,464
Capital subject to redemption	162,543	186,533
Members’ capital:
Members’ capital	82,884	59,770
Accumulated other comprehensive income	(9)	23
Total members’ capital	247,442	247,790
Commitments and contingencies	-	-
Total liabilities and members’ capital	$826,788	$875,902

See accompanying notes to consolidated financial statements.
2

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	13 weeks ended	14 weeks ended	39 weeks ended	40 weeks ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$1,318,020	$1,529,624	$4,045,215	$4,233,676
Costs and expenses:
Cost of sales	1,242,304	1,428,059	3,882,639	4,109,947
Selling, general and administrative	10,862	12,018	32,066	33,463
Depreciation and amortization	11,594	9,816	32,823	27,394
Total costs and expenses	1,264,760	1,449,893	3,947,528	4,170,804
Operating income	53,260	79,731	97,687	62,872
Other income/(expense):
Interest income	40	71	145	376
Interest expense	(5,816)	(8,680)	(18,191)	(26,942)
Minority owners' interest in net income of Kansas City Steak, LLC	(232)	(162)	(950)	(608)
Equity in loss of aLF Ventures, LLC	(8)	(26)	(57)	(76)
Other, net	(617)	4,289	(4,452)	6,094
Income before taxes	46,627	75,223	74,182	41,716
Income tax expense	338	958	899	2,037
Net income	$46,289	$74,265	$73,283	$39,679

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

 Consolidated Statements of Cash Flows

(in thousands)

	39 weeks ended	40 weeks ended
	May 30, 2009	May 31, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$73,283	$39,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,823	27,394
Loss / (gain) on disposal of property, plant and equipment	119	(1)
Gain on disposal of investment	-	(1,342)
Minority interest	560	417
Write-off of debt issuance costs	1,317	-
Change in assets and liabilities:
Accounts receivable	29,247	(9,501)
Due from affiliates	3,758	(368)
Other receivables	(2,316)	2,248
Inventories	11,702	(20,811)
Other assets	(3,970)	(5,724)
Cattle purchases payable	7,767	9,216
Accounts payable	(4,569)	9,269
Due to affiliates	9	(176)
Accrued compensation and benefits	(10,465)	9,416
Accrued insurance	(87)	(1,696)
Other accrued expenses and liabilities	8,387	4,666
Net cash provided by operating activities	147,565	62,686

Cash flows from investing activities:
Capital expenditures, including interest capitalized	(35,573)	(40,058)
Proceeds from sale of property, plant and equipment	1,240	175
Proceeds from redemption of investment	-	1,342
Net cash used in investing activities	(34,333)	(38,541)

Cash flows from financing activities:
Net receipts / (payments) under revolving credit lines	52,448	(22,368)
Repayments under term note payable	(25,713)	-
Change in overdraft balances	(1,750)	7,910
Purchase and cancellation of Senior Notes	(45,479)	-
Net repayments of other indebtedness	(3,104)	(2,862)
Member capital redeemed	(125,484)	-
Member capital contribution	75,484	-
Member distributions	(50,369)	(10,203)
Net cash used in financing activities	(123,967)	(27,523)

Effect of exchange rate changes on cash	(32)	(23)
Net decrease in cash	(10,767)	(3,401)
Cash and cash equivalents at beginning of period	25,466	30,444
Cash and cash equivalents at end of period	$14,699	$27,043

Supplemental disclosures:
Cash paid during the period for interest	$15,802	$23,336
Cash (received) / paid during the period for taxes, net of $925 and $0 refunds, respectively	(771)	1,062
Supplemental non-cash disclosure of investing activities:
Assets acquired through capital lease	44	-

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

                The Company’s fiscal year ends on the last Saturday in August.  For financial reporting purposes, fiscal year 2009 will consist of 52 weeks, whereas fiscal year 2008 consisted of 53 weeks.  The additional week is included in the third quarter of fiscal year 2008.  As a result, the quarterly and nine-month periods ended May 31, 2008 consisted of fourteen and thirty-nine weeks, respectively, as compared to the quarterly and nine-month periods ended May 30, 2009 which consisted of thirteen weeks and thirty-nine weeks, respectively.

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

(3) Inventories

Inventories at May 30, 2009 and August 30, 2008 consisted of the following (in thousands):

	May 30, 2009	August 30, 2008
Dressed and boxed meat products	$133,958	$144,885
Beef by-products	18,934	20,886
Supplies and other	27,886	26,709
Total inventory	$180,778	$192,480

 (4) Comprehensive Income

Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	14 weeks ended	39 weeks ended	40 weeks ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Net income	$46,289	$74,265	$73,283	$39,679
Other comprehensive income:
Foreign currency translation adjustments	42	(26)	(32)	(23)
Comprehensive income	$46,331	$74,239	$73,251	$39,656

(5) Capital Subject to Redemption

At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, affiliates of a certain member of management and/or NBPCo Holdings have the right to request that the Company repurchase their interests, the value of which is to be determined by a specified formula or a mutually agreed process.  If the Company is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  On April 13, 2009, the Company entered into two Unit Redemption Agreements pursuant to Section 12.5 of our Limited Liability Company Agreement, dated as of August 6, 2003 (as amended from time to time, the “LLC Agreement”) to redeem at agreed upon redemption prices all of the membership interests in the Company that are owned or controlled by our Chief Executive Officer, John R. Miller, and an affiliate of our General Counsel, Scott H. Smith (referred to herein as “Mr. Smith”), as well as 25% of the membership interests in the Company that are owned by affiliates of our President and Chief Operating Officer, Timothy M. Klein.  As a result, Mr. Miller and Mr. Smith and their affiliates received approximately $91.3 million and $22.8 million, respectively, for their units and are no longer members of the Company although they each retained their positions with the Company.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units, and he retained his position with the Company as well.

The Company accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At May 30, 2009, the value of the capital subject to redemption was determined to be $215.6 million, which was in excess of its carrying value.  Accordingly, after giving effect to the redemption of interests in April 2009, the carrying value of the capital subject to redemption increased by approximately $3.6 million through accretion during the thirteen weeks ended May 30, 2009, resulting in the $162.5 million carrying value, as reflected in the accompanying consolidated balance sheet as of May 30, 2009.

                Generally accepted accounting principles require the Company to determine the fair value of the capital subject to redemption at the end of each reporting period.  To the extent that this value increases, this change in fair value is accreted over the redemption period as discussed above.  In the past, the Company has used Stern Brothers Valuation Advisors to assist management in measuring fair value of the capital subject to redemption.  At February 28, 2009 and May 30, 2009, management used the agreed upon redemption prices that were used in the Unit Redemption Agreements discussed above in measuring the fair value of the capital subject to redemption.  The Unit Redemption agreement between the Company and Timothy Klein and affiliates provides for a formula-based method of calculating their interest once an appraisal election has been given.  This formula-based method was used in valuing the interest of Timothy Klein and affiliates at May 30, 2009.

                The total value of the capital subject to redemption at May 30, 2009, decreased by approximately $4.7 million compared to the value at August 30, 2008.  The decrease in the value of the capital subject to redemption reflects the increase in the unit value represented by the Redemption Agreements, offset by the purchase of those interests.  Offsetting the change in the value of the capital subject to redemption is a corresponding change in members’ capital.

(6) Contingencies

                National Beef Leathers, LLC ("NBL"), a wholly-owned subsidiary of  NBP, has been named as a defendant in nine lawsuits involving NBL's tannery located in St. Joseph, Missouri.  NBL purchased the assets of the tannery from Prime Tanning Corp. ("Prime") in March 2009.  The lawsuits have been filed in the Circuit Courts of Clinton County and DeKalb County, Missouri between April 22, 2009 and June 8, 2009. The lawsuits claim that Prime and NBL spread tanning sludge containing hexavalent chromium in four counties in northwest Missouri.  The lawsuits include six actions filed by individuals and three purported class actions.  The plaintiffs are seeking an unspecified amount of damages for wrongful death, personal injury, pain and suffering, economic damages, punitive damages, diminished property values and medical monitoring.  NBL is vigorously defending the cases.   In addition, NBL is cooperating with various governmental inquiries.

                The Company is a party to a number of other lawsuits and claims arising out of the operation of its business.  Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

                The following table details the assets and liabilities measured at fair value on a recurring basis as of May 30, 2009 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

Description	May 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets – derivatives	$5,748	$5,748	$-	$-
Other accrued expenses and liabilities – derivatives	$7,494	$2,958	$4,536	$-
Capital subject to redemption	$162,543	$-	$162,543	$-

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

                The Company enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of May 30, 2009 as all derivatives in an asset position are exchange-traded contracts.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  The Company has $7.1 million in cash collateral posted on its derivative liabilities.

                The following table presents the fair values as discussed in Note 7 and other information regarding derivative instruments not designated as hedging instruments as of May 30, 2009 (in thousands of dollars):

	Derivative Asset		Derivative Liability
	As of May 30, 2009		As of May 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$5,748	Other accrued expenses and liabilities	$7,494
Totals		$5,748		$7,494

            The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen and thirty-nine week periods ended May 30, 2009 (in thousands of dollars):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		13 Weeks ended May 30, 2009	39 Weeks ended May 30, 2009
Commodity contracts	Net sales	$(29,203)	$(35,228)
Commodity contracts	Cost of sales	10,733	17,593
Totals		$(18,470)	$(17,635)

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

 Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	14 weeks ended	39 weeks ended	40 weeks ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Net sales:
Core beef	$1,331,722	$1,541,215	$4,070,295	$4,247,457
Other	61,387	67,589	180,857	180,618
Eliminations	(75,089)	(79,180)	(205,937)	(194,399)
Total net sales	$1,318,020	$1,529,624	$4,045,215	$4,233,676

Operating income:
Core beef	$51,865	$77,374	$92,370	$55,946
Other	1,395	2,357	5,317	6,926
Total operating income	53,260	79,731	97,687	62,872

Interest income	40	71	145	376
Interest expense	(5,816)	(8,680)	(18,191)	(26,942)
Other (expense) / income, net	(625)	4,263	(4,509)	6,018
Minority interest	(232)	(162)	(950)	(608)
Total income before taxes	$46,627	$75,223	$74,182	$41,716

	May 30, 2009	May 31, 2008
Assets:
Core beef	$784,636	$819,276
Other	42,668	39,355
Eliminations	(516)	117
Total assets	$826,788	$858,748

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

Industry Outlook

                Domestic and global economic conditions continue to dominate the cattle and beef market outlook.  Economic pressure in the cattle production sector continues to realize reduced cattle placements on feed while milk production losses have resulted in another round of industry-based dairy cow liquidation.  Adequate summer fed cattle supplies are expected to transition to much smaller fall fed cattle availability leading to higher cattle and beef prices amidst continued expectations for very cautious consumer spending.  The volume of beef exports has seen slight gains led by the weaker U.S. dollar, however, lagging global economic activity has limited the positive responses historically realized.  Sales prices of beef by-products appear to have bottomed and are also beginning to trend higher but are expected to remain significantly below calendar 2008 levels through the end of calendar 2009.

Recent Developments

On April 13, 2009, we entered into two Unit Redemption Agreements pursuant to Section 12.5 of our Limited Liability Company Agreement, dated as of August 6, 2003 (as amended from time to time, the “LLC Agreement”) to redeem at agreed upon redemption prices all of the membership interests in us that are owned or controlled by our Chief Executive Officer, John R. Miller, and an affiliate of our General Counsel, Scott H. Smith (referred to herein as, “Mr. Smith”), as well as 25% of the membership interests in us that are owned by affiliates of our President and Chief Operating Officer, Timothy M. Klein.  As a result, Mr. Miller and Mr. Smith and their affiliates received approximately $91.3 million and $22.8 million, respectively, for their units and are no longer members of us although they each retained their positions with us.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units, and he retained his position with us as well.

In connection with these transactions, the LLC Agreement was amended to provide that (i) the existing appraisal process for the valuation of us to be used for the remaining units controlled by Mr. Klein for his rights under Section 12.5 of the LLC Agreement has been replaced with an amount equal to a two-year average of our EBITDA (as defined in the LLC Agreement) multiplied by six minus our outstanding debt; and (ii) for purposes of redemption or liquidation, the Class B units controlled by Mr. Klein may be paid a non-dilution premium, which was at a maximum value of $4.3 million as of May 30, 2009.

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

                We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic and foreign consumer demand for beef may continue to have a material adverse affect on our revenues and net income.

Results of Operations

Thirteen weeks ended May 30, 2009 compared to fourteen weeks ended May 31, 2008

General.  Net income for the thirteen weeks ended May 30, 2009 was approximately $46.3 million compared to approximately $74.3 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $28.0 million.  Sales were lower in the thirteen weeks ended May 30, 2009 compared to the fourteen weeks ended May 31, 2008 due in part to an approximate 4.5% decrease in the average volume of cattle processed per week and in part to the extra week in the prior reporting period as compared to this year.  The average sales prices per head decreased approximately 2.6% during this reporting period as the demand for beef products during this quarter was not as strong compared to the same quarter of last year.

Total costs and expenses of approximately $1,264.8 million for the thirteen weeks ended May 30, 2009 were 96.0% as a percent of sales compared to approximately $1,449.9 million for the fourteen weeks ended May 31, 2008, or 94.8% as a percent of sales.  A drop in volume of cattle processed and in average sales prices per head more than offset the lower live cattle prices, approximately 7.4% lower, resulting in decreased operating income of approximately $26.4 million for this thirteen week period of fiscal 2009 as compared to the fourteen week period of fiscal 2008.

Net Sales.  Net sales were approximately $1,318.0 million for the thirteen weeks ended May 30, 2009 compared to approximately $1,529.6 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $211.6 million, or 13.8%.  The decrease in net sales resulted from an approximate 4.5% decrease in the average volume of cattle processed per week and from an extra week of sales activity last year as compared to the same period of this year.  Also contributing to the decrease in sales was a decrease in average sales prices per head of about 2.6% during the current thirteen week period of fiscal 2009 as compared to the fourteen week period of fiscal 2008.

Cost of Sales.  Cost of sales was approximately $1,242.3 million for the thirteen weeks ended May 30, 2009 compared to approximately $1,428.1 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $185.8 million, or 13.0%.  The decrease resulted partially from an approximate

4.5% decrease in the number of live cattle purchased on a per week basis in addition to the additional week in the same period of last year.  Also contributing to this decrease was an approximate 7.4% decrease in live cattle prices.  Partially offsetting these decreases was an increase in the average cattle weights by approximately 2.0% during this thirteen week period of fiscal 2009 as compared to the fourteen week period of fiscal 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $10.9 million for the thirteen weeks ended May 30, 2009 compared to approximately $12.0 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $1.1 million, or 9.2%.  The decrease in selling, general and administrative expenses primarily reflects an extra week of expense in the prior reporting period as compared to the same period of this year.  While comparing the prior quarter of fiscal 2008 to the comparable quarter of fiscal 2009, payroll and related expenses decreased by approximately $0.5 million, legal expenses decreased by approximately $0.6 million and the provision for bad debts decreased by approximately $0.4 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $11.6 million for the thirteen weeks ended May 30, 2009 compared to approximately $9.8 million for the fourteen weeks ended May 31, 2008, an increase of approximately $1.8 million, or 18.4%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2008 and to assets being placed into service, primarily at our two Kansas beef plants, late in the first quarter of fiscal 2009.  Partially offsetting this increase, the prior reporting period reflects an extra week of expense as compared to the same period of this year.

Operating Income.  Operating income was approximately $53.3 million for the thirteen weeks ended May 30, 2009 compared to approximately $79.7 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $26.4 million.  The decline in operating income resulted primarily from a somewhat weaker beef demand as reflected in a drop in volume of cattle processed and in average sales prices per head during the thirteen week period ended May 30, 2009, as compared to the fourteen week period ended May 31, 2008.  In addition, the prior reporting period reflects an extra week of operating income as compared to the same period of this year.

                Interest Expense.  Interest expense was approximately $5.8 million for the thirteen weeks ended May 30, 2009 compared to approximately $8.7 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $2.9 million, or 33.3%.  The decrease in interest expense during the thirteen weeks ended May 30, 2009 as compared to the fourteen week period ended May 31, 2008 was due primarily to the purchase and cancellation of an aggregate principal amount of our Senior Notes of approximately $30.6 million, $2.3 million, and $43.2 million during the fourth quarter of fiscal 2008, and the first and third quarters of fiscal 2009, respectively.  The repayment of approximately $25.7 million of our term note in December 2008 also contributed to the decline in interest expense for the current quarter.  Also contributing to the decrease in interest expense was lower interest rates on our variable rate debt, a decrease of approximately 251 basis points, during the comparable periods.  Also contributing to these decreases was an extra week of interest expense in the prior reporting period as compared to the same period of this year.  Partially offsetting these decreases in interest expense was an approximate $27.2 million increase in the weighted average principal amount of our variable rate debt at May 30, 2009 as compared to May 31, 2008.

                Other, net.  Other, net non-operating expense was approximately $0.6 million for the thirteen weeks ended May 30, 2009 compared to net non-operating income of approximately $4.3 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $4.9 million.  The decrease in other, net non-operating income was primarily related to an approximate $3.4 million in income for a settlement of a lawsuit related to  corrugated packaging materials that was received in the prior year quarter that did not recur in the current quarter.  In addition, approximately $0.9 million of debt issuance costs were written off during the current quarter related to the refinancing of our debt in April 2009.

                Income Tax Expense.  Income tax expense was approximately $0.3 million for the thirteen weeks ended May 30, 2009 compared to income tax expense of approximately $1.0 million for the fourteen weeks ended May 31, 2008, a decrease in expense of approximately $0.7 million.  A decrease in income taxes for the period of approximately $0.5 million was related to our subsidiary, National Carriers.  Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.

Thirty-nine weeks ended May 30, 2009 compared to forty weeks ended May 31, 2008

General.  Net income for the thirty-nine weeks ended May 30, 2009 was approximately $73.3 million compared to net income of approximately $39.7 million for the forty weeks ended May 31, 2008, an increase of approximately $33.6 million.  Sales were lower in the thirty-nine week period ended May 30, 2009 compared to the forty week period ended May 31, 2008 primarily due in part to an approximate 2.7% decrease in the average volume of cattle processed per week and in part to the extra week in the prior reporting period as compared to this year.  Partially offsetting these decreases was a slight increase in the average sales price per head, about 1.0%, during the first thirty-nine weeks of fiscal 2009 as compared to the first forty weeks of fiscal 2008.  An overall improved demand for boxed beef drove an increase in our operating income for this reporting period.

Total costs and expenses of approximately $3,947.5 million for the thirty-nine weeks ended May 30, 2009 were 97.6% as a percent of sales compared to approximately $4,170.8 million for the forty weeks ended May 31, 2008, or 98.5% as a percent of sales.  A relatively stable demand for beef products and lower cattle prices allowed for slightly higher sales prices, about 1.0% higher, to cover the cost of the live cattle that we processed during this thirty-nine week period of fiscal 2009 as compared to the forty week period of fiscal 2008.

Net Sales.  Net sales were approximately $4,045.2 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $4,233.7 million for the forty weeks ended May 31, 2008, a decrease of approximately $188.5 million, or 4.5%.  Net sales decreased primarily due in part to an approximate 2.7% decrease in the average volume of cattle processed per week and in part to the extra week in the prior reporting period as compared to this year.  Partially offsetting these decreases was a slight increase in the average sales price per head, about 1.0%, during the first thirty-nine weeks of fiscal 2009 as compared to the first forty weeks of fiscal 2008.

Cost of Sales.  Cost of sales was approximately $3,882.6 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $4,109.9 million for the forty weeks ended May 31, 2008, a decrease of approximately $227.3 million, or 5.5%.  The decrease resulted partially from an approximate

2.7% decrease in the number of live cattle purchased on a per week basis in addition to the additional week in the same period of last year.  Also contributing to this decrease was an approximate 4.8% decrease in live cattle prices.   Partially offsetting these decreases was an increase in the average cattle weights by approximately 0.9% during this thirty-nine week period of fiscal 2009 as compared to the forty week period of fiscal 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $32.1 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $33.5 million for the forty weeks ended May 31, 2008, a decrease of approximately $1.4 million, or 4.2%.  The decrease for this period is primarily due to a decrease in legal fees of approximately $1.3 million and a decrease in marketing expense of approximately $0.6 million.  The prior reporting period reflects an extra week of expense as compared to the same period of this year which contributed to the decreases in the marketing expenses discussed above as well as the selling, general and administrative expenses in general.  Partially offsetting these decreases was an increase in payroll and benefits of approximately $0.3 million and in bank charges of approximately $0.2 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $32.8 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $27.4 million for the forty weeks ended May 31, 2008, an increase of approximately $5.4 million, or 19.7%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2008 and to assets being placed into service, primarily at our two Kansas beef plants, late in the first quarter of fiscal 2009.  Partially offsetting this increase, the prior reporting period reflects an extra week of expense as compared to the same period of this year.

Operating Income.  Operating income was approximately $97.7 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $62.9 million for the forty weeks ended May 31, 2008, an increase of approximately $34.8 million.  The improvement in operating income during the thirty-nine week period ended May 30, 2009 resulted primarily from an overall improved demand for boxed beef as compared to the forty week period ended May 31, 2008.

                Interest Expense.  Interest expense was approximately $18.2 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $26.9 million for the forty weeks ended May 31, 2008, a decrease of approximately $8.7 million, or 32.3%.  The decrease in interest expense during the thirty-nine weeks ended May 30, 2009 as compared to the forty week period ended May 31, 2008 was due primarily to the purchase and cancellation of an aggregate principal amount of our Senior Notes of approximately $30.6 million, $2.3 million, and $43.2 million during the fourth quarter of fiscal 2008, and the first and third quarters of fiscal 2009, respectively.  The repayment of approximately $25.7 million of our term note in December 2008 also contributed to the decline in interest expense for the reporting period.  Also contributing to the decrease in interest expense was lower interest rates on our variable rate debt, a decrease of approximately 291 basis points, during the comparable periods.  Also contributing to these decreases was an extra week of interest expense in the prior reporting period as compared to the same period of this year.  Partially offsetting these decreases in interest expense was an approximate $15.0 million increase in the weighted average principal amount of our variable rate debt at May 30, 2009 as compared to May 31, 2008.

                Other, net.  Other, net non-operating expense was approximately $4.5 million for the thirty-nine weeks ended May 30, 2009 compared to other, net non-operating income of approximately $6.1 million for the forty weeks ended May 31, 2008, a decrease of approximately $10.6 million.  The decrease in other, net was primarily related to the write-off of approximately $3.6 million of legal fees related to the termination of the MIPA in February 2009.  Also contributing to the decrease was the approximate $0.7 million write-off of obsolete parts at our case ready facilities during the second quarter of fiscal 2009 and to an approximate $1.3 million write-off of debt issuance costs in both the first and third quarters of fiscal 2009.   The forty weeks ended May 31, 2008 included approximately $3.4 million in income for a settlement of a lawsuit related to corrugated packaging materials and about $1.3 million in income related to proceeds received in redemption of an investment interest in which our basis had previously been written down to zero, both of which did not recur during the comparable period of this year.

                Income Tax Expense/Benefit.  Income tax expense was approximately $0.9 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $2.0 million for the forty weeks ended May 31, 2008, a decrease of approximately $1.1 million, or 55.0%.  This decrease in income taxes for the period of approximately $1.2 million was related to our subsidiary, National Carriers.  Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.

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

 Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	14 weeks ended	39 weeks ended	40 weeks ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Net sales:
Core beef	$1,331,722	$1,541,215	$4,070,295	$4,247,457
Other	61,387	67,589	180,857	180,618
Eliminations	(75,089)	(79,180)	(205,937)	(194,399)
Total net sales	$1,318,020	$1,529,624	$4,045,215	$4,233,676

Operating income:
Core beef	$51,865	$77,374	$92,370	$55,946
Other	1,395	2,357	5,317	6,926
Total operating income	53,260	79,731	97,687	62,872

Interest income	40	71	145	376
Interest expense	(5,816)	(8,680)	(18,191)	(26,942)
Other (expense) / income, net	(625)	4,263	(4,509)	6,018
Minority interest	(232)	(162)	(950)	(608)
Total income before taxes	$46,627	$75,223	$74,182	$41,716

	May 30, 2009	May 31, 2008
Assets:
Core beef	$784,636	$819,276
Other	42,668	39,355
Eliminations	(516)	117
Total assets	$826,788	$858,748

Thirteen weeks ended May 30, 2009 compared to fourteen weeks ended May 31, 2008

Core Beef

Net Sales.  Net sales for Core Beef were approximately $1,331.7 million for the thirteen weeks ended May 30, 2009 compared to approximately $1,541.2 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $209.5 million, or 13.6%.  The decrease in net sales resulted from an approximate 4.5% decrease in the average volume of cattle processed per week and from an extra week of sales activity last year as compared to the same period of this year.  Also contributing to the decrease in sales was a decrease in average sales prices per head of about 2.6% during the current thirteen week period of fiscal 2009 as compared to the fourteen week period of fiscal 2008.

Operating Income.  Operating income for Core Beef was approximately $51.9 million for the thirteen weeks ended May 30, 2009 compared to approximately $77.4 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $25.5 million.  The decline in operating income resulted primarily from a somewhat weaker beef demand as reflected in a drop in volume of cattle processed and in average sales prices per head during the thirteen week period ended May 30, 2009, as compared to the fourteen week period ended May 31, 2008.  In addition, the prior reporting period reflects an extra week of operating income as compared to the same period of this year.

Other

Net Sales.  Net sales for Other were approximately $61.4 million for the thirteen weeks ended May 30, 2009 compared to approximately $67.6 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $6.2 million, or 9.2%.  The decrease was primarily due to lower fuel surcharge revenues at our transportation company.  Offsetting this decrease was an increase in sales at our portion control beef facility during thirteen week period of fiscal 2009 as compared to the fourteen week period of fiscal 2008.  In addition, the prior reporting period reflects an extra week of sales activity as compared to the same period of this year.

Operating Income.  Operating income for Other was approximately $1.4 million for the thirteen weeks ended May 30, 2009 compared to operating income of approximately $2.4 million for the fourteen weeks ended May 31, 2008, a decrease of approximately $1.0 million.  The decrease was due primarily to a reduction of operating income of our transportation operations due to lower net sales and higher depreciation expense which was offset by improved operating income of our portion control beef facility during the current thirteen week period of fiscal 2009 as compared to the fourteen week period of last year.

Thirty-nine weeks ended May 30, 2009 compared to forty weeks ended May 31, 2008

Core Beef

Net Sales.  Net sales for Core Beef were approximately $4,070.3 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $4,247.5 million for the forty weeks ended May 31, 2008, a decrease of approximately $177.2 million, or 4.2%.  Net sales decreased primarily due in part to an approximate 2.7% decrease in the average volume of cattle processed per week and in part to the extra week in the prior reporting period as compared to this year.  Partially offsetting these decreases was a slight increase in the average sales price per head, about 1.0%, during the first thirty-nine weeks of fiscal 2009 as compared to the first forty weeks of fiscal 2008.

Operating Income.  Operating income for Core Beef was approximately $92.4 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $55.9 million for the thirty-nine weeks ended May 31, 2008, an increase of approximately $36.5 million.  The improvement in operating income during the thirty-nine week period ended May 30, 2009 resulted primarily from an overall improved demand for boxed beef as compared to the forty week period ended May 31, 2008.

Other

Net Sales.  Net sales for Other were approximately $180.9 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $180.6 million for the forty weeks ended May 31, 2008, an increase of approximately $0.3 million, or 0.2%.  The slight increase was primarily due to increased sales at our portion control facility which were offset by decreased fuel surcharge revenues at our transportation company during the thirty-nine week period of fiscal 2009 as compared to the forty week period of fiscal 2008.  In addition, the prior reporting period reflects an extra week of sales activity as compared to the same period of this year.

Operating Income.  Operating income for Other was approximately $5.3 million for the thirty-nine weeks ended May 30, 2009 compared to approximately $6.9 million for the forty weeks ended May 31, 2008, a decrease of approximately $1.6 million.  The decrease was due primarily to a reduction of operating income of our transportation operations due to lower sales and higher depreciation expense which was offset by improved operating income of our portion control beef facility during the current thirty-nine week period of fiscal 2009 as compared to the forty week period of last year.

Liquidity and Capital Resources

As of May 30, 2009, we had net working capital of approximately $178.0 million, which included $16.8 million in distributions payable and cash and cash equivalents of $14.7 million.  As of August 30, 2008, we had net working capital of approximately $209.6 million, which included $43.0 million in distributions payable and cash and cash equivalents of $25.5 million.  Our primary sources of liquidity are cash flows from operations and available borrowings under our amended and restated credit facility (Credit Facility).

As of May 30, 2009, we had $356.0 million of long-term debt, of which $11.3 million was classified as a current liability.  As of May 30, 2009, our Credit Facility consisted of a $176.9 million term loan (which may be increased by as much as $75.0 million subject to the completion of the valuation of certain collateral, which is expected to be completed during our fourth quarter of fiscal 2009), all of which was outstanding, and a $225.0 million revolving line of credit loan, which had outstanding borrowings of $63.8 million, outstanding letters of credit of $42.2 million and available borrowings of $119.0 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our Credit Facility have funded our working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our Credit Facility as of May 30, 2009.

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

In addition to outstanding borrowings under our Credit Facility, we had outstanding borrowings under industrial revenue bonds of $20.7 million, senior notes of $83.9 million and capital leases and other obligations of $10.7 million as of May 30, 2009.

                We believe that available borrowings under our Credit Facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.  Under the April 13, 2009 amendment to our Credit Facility, we are required to purchase or redeem $100.0 million aggregate principal amount of our outstanding Senior Notes on or before December 31, 2009 which we intend to finance with the increased available line of credit of $25.0 million and upon the increase in our available term borrowings of up to $75.0 million.  As of May 30, 2009, we have purchased approximately $43.2 million of the $100.0 million aggregate principal amount of our Senior Notes to be purchased.  Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.  For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended August 30, 2008.

Operating Activities

                Net cash provided by operating activities in the thirty-nine weeks ended May 30, 2009 was $147.6 million compared to net cash provided by operating activities of $62.7 million in the forty weeks ended May 31, 2008.  The $84.9 million change was primarily due to a net income of approximately $73.3 million during the thirty-nine week period of fiscal year 2009 as compared to the net income of $39.7 million during the forty week period of fiscal 2008.  Also contributing to the improvement was net cash being provided in operating activities through accounts receivable and inventory which was offset by net cash used in operating activities through accrued compensation and benefits in the current year.

Investing Activities

Net cash used in investing activities was $34.3 million in the thirty-nine weeks ended May 30, 2009 compared to $38.5 million in the forty weeks ended May 31, 2008.  The decrease in cash used was primarily attributable to a decrease in expenditures for property, plant and equipment related to improving operating efficiencies, primarily at our Liberal, Dodge City and Case Ready facilities, in the current year.

Financing Activities

                Net cash used in financing activities was approximately $124.0 million in the thirty-nine weeks ended May 30, 2009 compared to net cash used in financing activities of $27.5 million in the forty weeks ended May 31, 2008.  The change was primarily attributed to an approximate $125.5 million redemption of member capital, an approximate $40.2 million increase in member distributions paid, the purchase and cancellation of approximately $45.5 million aggregate principal amount of our Senior Notes, approximately $25.7 million in repayments on our term note, and $9.7 million change in the impact of overdraft balances during the current thirty-nine week period as compared to the forty-week period of last year.  These changes were partially offset by an approximate $74.8 million increase in net revolver credit borrowings and by an approximate $75.5 million member capital contribution during this reporting period.

Amended and Restated Senior Credit Facility

Effective April 13, 2009, our Credit Facility was amended to permit the redemption of our membership interests in the amount of $125.5 million, including the authorization and issuance of Class A1 Units to help fund the redemption.  In addition, the terms of our Credit Facility were amended to:  (1) increase the borrowings under our Credit Facility by up to $100.0 million, of which up to $75.0 million is under our term loan and $25.0 million is under our revolving line of credit; (2) increase the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) shorten the maturity date of the term loan; (5) remove the restrictions on purchasing our Senior Notes and require the repurchase or redemption of $100 million aggregate principal amount of our Senior Notes; (6) increase the amount of capital expenditures we can make in any fiscal year from $50 million to $60 million, or $65 million if we expend less than $55 million in the immediately preceding fiscal year; and (7) add a financial covenant requiring us to maintain a Funded Debt to EBITDA ratio.  The related financing charges, an upfront fee of approximately $0.8 million and an arrangement fee of approximately $0.5 million, will be amortized over the life of the loan.

                Once the applicable collateral requirements are satisfied, which we expect to occur during the fourth quarter, the Credit Facility will consist of up to $251.9 million under a term loan that matures in July 2012 and a revolving line of credit loan of $225.0 million that matures in July 2012 that is subject to certain borrowing base limitations.

                The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million.  As of May 30, 2009, the interest rates for the revolving loan and the term loan were approximately 3.48% and 3.57%, respectively.

                Our funded debt to EBITDA ratio is not to be more than 3.75 to 1.00 at the end of each fiscal quarter.  If the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.   The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.  As of May 30, 2009, we had met the borrowing base availability requirements under our Credit Facility.

                The borrowings under the revolving loan are available for our working capital requirements, capital expenditures and other general corporate purposes, including the purchase of $100.0 million aggregate principal amount of our Senior Notes on or before December 31, 2009.  The Credit Facility is secured by a first priority lien on substantially all of the Company’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $2.5 million on the last business day of each June and December commencing December 2009 through December 2010 after which payments increase to approximately $4.8 million.  All outstanding amounts of the term loan are due and payable on July 25, 2012.  Prepayment is allowed at any time.

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

                We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  We feel that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of May 30, 2009, the potential change in the fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $15.7 million.  As of August 30, 2008, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $1.2 million.  This significant change was primarily due to the cattle futures contracts that we entered into during the first quarter of fiscal 2009 to offset the risk of fixed-price sales commitments.

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

                We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.  As of May 30, 2009, the weighted average interest rate on our $261.4 million of variable rate debt was approximately 3.3%.

                We had total interest expense of approximately $18.2 million during the thirty-nine week period ending May 30, 2009.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $3.7 million in the thirty-nine week period ending May 30, 2009.

Item 4T.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended May 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

                For information regarding legal proceedings, see Note 6, “Contingencies” to our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended August 30, 2008 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

                For a description of the redemption of units from certain members of senior management and their affiliates, see Note 5, “Capital Subject to Redemption” to our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

In order to partially finance such redemptions, we created a new series of Class A units (referred to as “Class A1 Units”) that were issued to U.S. Premium Beef and NBPCo Holdings, LLC for approximately $55.8 million and $19.6 million, respectively.  Class A1 Units are nonvoting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 Units payable with payment in kind Class A1 Units in lieu of cash if our EBITDA does not meet certain tests.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 Units will be deemed to be converted to Class B units at a ratio stated in the LLC Agreement, but will remain Class A1 Units after such determination.

The issuance of the Class A1 Units was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

                None.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 13, 2009, the voting members unanimously amended the LLC Agreement by executing a Unit Redemption Agreement.  The LLC Agreement was amended to provide that (i) the existing appraisal process for the valuation of us to be used for the remaining units controlled by Mr. Klein for his rights under Section 12.5 of the LLC Agreement has been replaced with an amount equal to a two-year average of our EBITDA (as defined in the LLC Agreement) multiplied by six minus our outstanding debt; and (ii) for purposes of redemption or liquidation, the Class B units controlled by Mr. Klein will be paid a non-dilution premium.

Item 5. Other Information.

                None.

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

Date: July 10, 2009

