Form 10-K
period 2009-08-29
NATIONAL BEEF PACKING CO LLC
filed 2009-11-16
CIK 1273784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 29, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no market for the Registrant’s equity.  As of February 29, 2009, there were 203,990,136 Class A units and 15,545,948 Class B units outstanding, all of which was held by affiliates.

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

Unless the context indicates or otherwise requires, the terms “National Beef,” “NBP,” “Company,” “we,” “our,” and “us” refer to National Beef Packing Company, LLC and its consolidated subsidiaries.  As used in this report, the term “USPB” refers to U.S. Premium Beef, LLC, a Delaware limited liability company, formerly U.S. Premium Beef, Ltd., a Kansas cooperative.  As used in this report, the terms “fiscal year” or “fiscal year ended” refers to our fiscal year, which ends on the last Saturday in August.

PART I

ITEM 1.  BUSINESS

General

We are one of the largest beef processing companies in the United States (U.S.), accounting for approximately 14.1% of the federally inspected steer and heifer slaughter during our fiscal year ended August 29, 2009 as reported by the United States Department of Agriculture (USDA).  During the fiscal year ended August 29, 2009, we generated approximately $5.4 billion in total net sales and had net income of approximately $142.9 million.

In July 1992, John R. Miller, Timothy M. Klein and Scott H. Smith (the Management Team) in partnership with Farmland Industries, Inc. (Farmland) formed Hyplains Beef LLC, which purchased the assets of Hyplains Dressed Beef, Inc., Dodge City, Kansas.  In December 1992, the Management Team assumed responsibility for the day-to-day operations of National Beef Plant operations in Liberal, Kansas and in March 1993 with Farmland formed National Beef Packing Company, L.P. (NBPC), which purchased the National Beef Plant assets in April 1993.  In March 1995, the Hyplains entity was merged into NBPC.  In 1997, USPB purchased the interest in NBPC then owned by the Management Team and became partners with Farmland.  In August 2003, USPB, the Management Team and NBPCo Holdings, Inc. acquired Farmland’s interest in NBPC, and NBPC was converted to a Delaware limited liability company and renamed National Beef Packing Company, LLC.  In May 2006, we acquired substantially all of the assets of Brawley Beef, LLC (Brawley Beef), consisting of a state-of-the-art beef processing facility in Brawley, California.

On October 13, 2009, National Beef, Inc. (“NBI”) filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission regarding a proposed initial public offering of shares of its Class A common stock.  In connection with this offering NBI will become a member of NBP and will correspondingly own an equity interest in NBP.  It is expected that NBI will pay a portion of the net proceeds from the offering to the current members of NBP in exchange for a portion of their ownership interests in NBP and that the remainder of the net proceeds will be used to purchase from NBP new equity ownership interests in NBP.  NBP expects to use the net proceeds from its sale of new equity ownership interests to repay a portion of its outstanding indebtedness.

Led by an entrepreneurial management team, we began operations in 1992 with a single facility in Dodge City, Kansas.  Since then, we have successfully grown through internal expansion, selective facility acquisitions, process improvements and a focus on increasing our value-added product offerings consisting of branded boxed beef, case ready beef, portion control beef and further processed hides.  We have invested more than $360.4 million from the beginning of fiscal 2001 through the end of fiscal 2009 to expand our operations, modernize and increase the capacity of our facilities, and increase our ability to produce and sell higher margin, value-added products.  In 1997, we entered into a strategic relationship with our current majority owner, USPB, an organization owned by cattle ranchers and feedlot operators.  USPB members supply us with approximately 20.2% of the cattle that we process pursuant to our contractual arrangement with USPB.  Some of these members also sell us additional cattle outside of this arrangement.  We do not own any USPB member cattle or feedlots.  We believe the USPB relationship provides us with a competitive advantage through a consistent and dependable supply of high-quality cattle, including for processing in our value-added and other programs.

We process, package and deliver fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets. Our products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products.  We emphasize the sale of higher-margin, value-added beef products including branded boxed beef, case-ready beef, portion control beef, and further processed hides.  We market our branded products under several trade names including Black Canyon® Angus Beef,Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef® and Imperial Valley Premium Beef®.  Also part of our value-added product line are Certified Angus Beef®, a registered trademark (used with permission) of Certified Angus Beef LLC a wholly-owned subsidiary of the American Angus Association; and Certified Hereford Beef® and Nuestro Rancho®, registered trademarks (used with permission) of Certified Hereford Beef, LLC.  In addition, we are a majority owner of Kansas City Steak Company, LLC (Kansas City Steak), which sells portioned beef and other products directly to customers in the food service and retail channels as well as direct to consumers through the internet, direct mail and QVC.

We market our products to retailers, food service providers, distributors, further processors, and the U.S. military.  Value-added products represented approximately 31.5% of our total net sales, and a substantially higher proportion of our operating profit, during fiscal year 2009.  We currently export our products to more than 30 countries and we have dedicated sales offices in Japan, South Korea and China.  Our export sales represented approximately 11.2% of our net sales for the fiscal year ended August 29, 2009.  According to export data from PIERS, we are currently the largest exporter of chilled beef produced in the U.S. to Japan.

We believe that our Dodge City, Kansas and Liberal, Kansas beef processing facilities are among the highest capacity and most efficient plants in the country.  In addition, we believe that our beef processing facility in Brawley, California is among the newest in the industry.  These three beef processing facilities are located to provide efficient access to a ready supply of high-quality cattle.  Our two case-ready facilities, which take primal cuts and further process and package meat to customer specifications, are located in Hummels Wharf, Pennsylvania and Moultrie, Georgia and service key customers in readily accessible high density population centers.  We also own and operate a refrigerated and livestock transportation company, National Carriers, Inc. (National Carriers), as part of our commitment to provide high service levels to our customers and suppliers.

Our Competitive Strengths

Significant Value-Added Product Portfolio.  We are a leading producer of value-added beef products. Our customers market these products under our brands as well as through their own premium private label programs. We believe our value-added products are able to command higher prices because of our ability to consistently meet product specifications based on quality, trim, weight, size, breed or other factors tailored to the needs of our customers.  We also provide marketing support for our value-added programs.  We believe our value-added products and programs not only provide higher profitability, but also improve customer acquisition and retention.

In March 2009, we expanded our value-added product portfolio through our acquisition of a wet blue tanning facility in Saint Joseph, Missouri.  We sell our wet blue tanned hides to tanners that produce finished leather for high quality applications in industries such as automotive, luxury goods, apparel and furniture.  We believe supplementing our value-added product portfolio through further processing of a portion of our hides will generate additional profit for us.

Our total value-added sales in fiscal 2009 were approximately $1,717.0 million, comprising approximately 31.5% of our total net sales. This represents a compound annual growth rate of 16.3% from approximately $595.2 million of total value-added sales in fiscal 2002.  We believe that our value-added products will continue to be an important contributor to our profitability.  Margins on our value-added products historically have been less volatile than margins on our commodity products.

Differentiated Cattle Supply.  USPB, a limited liability company whose owners consist of cattle ranchers and feedlot operators, is contractually obligated to deliver approximately 735,000 head of cattle per year to us.  We do not own any USPB member cattle or feedlots.  We believe that the cattle we receive from USPB members are of high quality, which is important for our value-added programs.  In fiscal 2009, pursuant to our contractual arrangement with USPB, USPB members provided us with approximately 20.2% of the total cattle that we processed. Some USPB members also sold us additional cattle outside of this arrangement.  We believe this supply relationship with USPB members provides us with significant competitive advantages, including: (i) the ability to consistently provide our customers with higher margin, value-added products and (ii) a predictable supply of cattle that enhances production efficiencies.

Our two largest beef processing facilities, which represent approximately 85.7% of our slaughter capacity, are located in southwest Kansas.  The primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma.  According to information from the USDA, cattle on feed in the Kansas, Texas and Oklahoma area represented approximately 48.4% of the cattle on feed in the U.S. during fiscal 2009.  A significant portion of USPB’s members are located in this area, further enhancing our cattle supply chain.  Our third beef processing facility is located in southeastern California.  An important source of cattle for this facility is an alliance of cattle producers (which alliance is a member of USPB) in Arizona and California with whom we have long-term cattle supply agreements.

The close proximity of our facilities to large supplies of cattle gives our buyers the ability to visit feedlots on a regular basis, which enables us to develop strong working relationships with our suppliers. Additionally, the close proximity of our facilities to large supplies of cattle reduces our reliance on any one cattle supplier and lowers in-bound transportation costs.

Modern and Efficient Facilities. We invested more than $360.4 million from the beginning of fiscal 2001 through the end of fiscal 2009 to expand our operations, modernize and increase the capacity of our facilities, and increase our ability to produce and sell higher margin, value-added products. We believe that our beef processing facilities in Dodge City, Kansas and Liberal, Kansas are among the largest, most modern and efficient processing facilities in the U.S. With the acquisition of the Brawley, California plant in June 2006, we expanded our daily processing capacity to approximately 14,000 cattle per day and gained a strategic location to access more efficiently Western U.S. and Asian export markets. Our two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows us to serve key customers in high density population centers in the Eastern U.S.

Customer and Channel Diversification. We have a diversified sales mix across distribution channels and customers.  This approach provides multiple avenues of potential growth and reduces our dependence on any one market or customer.  We sell our products to retailers, food service providers, distributors, further processors, the U.S. military, and through other channels.  Across these channels, we serve over 900 customers, which represent most major retailers and food service providers in the U.S.  In fiscal year 2009, no one customer represented more than 4.0% of our total net sales, other than Wal-Mart and its affiliate Sam’s Club, which together represented approximately 9.6% of our total net sales.  Our top 10 customers represented approximately 32.9% of our total net sales in fiscal year 2009.

Export products provide us with geographic diversification and reduce our reliance on the U.S. market.  Of our export sales for fiscal year 2009, approximately 72.9% were meat and offal products. The balance was hides and other by-products, which are not generally subject to animal health, food safety or political risks.

Experienced Management Team and Workforce with Entrepreneurial Company Culture. We are led by an experienced management team. Timothy M. Klein, our Chief Executive Officer, has more than 29 years of experience in the beef processing industry and is a founding member and significant owner of NBP. The rest of our executive management team has, on average, over 23 years of industry experience and over 11 years with NBP. We believe our entrepreneurial company culture, advancement opportunities, benefits, training programs and employee safety policies contribute to relatively low employee turnover rates. Our entrepreneurial culture is evidenced by our record of growth, emphasis on individual employee accountability and company-wide focus on profitability. We have never experienced a work stoppage at any of our facilities.

Our Business Strategy

Expand Sales of Value-Added Products. Our value-added sales grew to approximately $1,717.0 million in fiscal 2009 from approximately $595.2 million in fiscal 2002, representing a compound annual growth rate of 16.3%. We intend to continue expanding sales of value-added products by increasing our penetration with existing customers, targeting new customers that are well-suited for our value-added programs and expanding the number of value-added products that we offer. We believe that the investments we have already made in our value-added business, including in retail merchandising expertise, customer service and fulfillment capabilities and operational/processing technologies, along with our differentiated cattle supply chain, position us well to capitalize on this strategy. For example, we have been a leader in establishing the case-ready market, and we believe our experience will enable us to benefit from increased customer interest in the advantages that case-ready products provide, such as reducing labor costs and workplace injuries associated with slicing beef, reducing food safety risks and shifting the square footage currently used by “back-of-the-store” portioning and packaging to higher profit uses. In addition to beef products, our value-added initiatives also include our wet blue tanning business. We plan to expand our tanning operation in order to devote an increasing percentage of our hide supply to value-added sales.

Pursue Additional Export Opportunities. We believe that international markets present a significant growth and profit opportunity for us. We believe protein demand will increase in the long term due to rising living standards and a growing middle class in developing countries. As a leading producer of beef products, we believe we are well-positioned to serve this growing global demand. According to export data from PIERS, we are currently the largest exporter of chilled beef produced in the U.S. to Japan. South Korea is another significant market for U.S. beef, and we believe we can leverage our existing relationships to grow our business there. Although the margins we realize on export sales can vary significantly by product and market, on average we currently realize higher margins on export sales than on domestic sales.

Maintain Highly Disciplined Approach to Acquisitions and Capital Expenditures. Our management team has a history of following a disciplined approach to capital investment. We have effectively executed and integrated several acquisitions in core and complementary businesses, as well as numerous capital expenditure initiatives. We believe the success of these activities is reflected in our rates of return on invested capital. We plan to continue to pursue opportunities that generate attractive returns on invested capital.

Continuing Focus on Margin Expansion. Our operating philosophy is to seek to maximize the profits on all cattle that we process regardless of prevailing commodity prices or stage of the cattle cycle. We endeavor to accomplish this through management actions, such as reduction of operating costs, increasing price realization across the entire carcass and improving product yields. We believe our proprietary management information systems allow us to more accurately measure our costs and yields against relevant benchmarks and to make better processing decisions with respect to the cattle we procure in order to increase our profitability.

Industry Overview

Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world, producing approximately 26.0 billion pounds of beef in calendar 2008. According to the USDA, beef consumption in the U.S. increased from approximately 24.1 billion pounds in 1992 to approximately 27.3 billion pounds in calendar 2008, representing a compound annual growth rate of 0.8%.

Beef production, from the birth of the animal through the delivery of beef products to the end customer, is comprised of two primary segments: production and processing.  The production segment raises cattle for slaughter and the processing segment slaughters cattle and packages beef for delivery to customers.  Beef processors seek to procure cattle through multiple methods, including spot market purchases and a variety of contractual arrangements. The owners of the cattle bear the cost of feeding the cattle to the appropriate market weights and have direct financial exposure to the volatility in grain and other input costs. Beef processors are primarily “spread” operators, earning margin between the price they realize for their products and the cost of procuring and processing the cattle.

The domestic beef industry is characterized by prices that change daily based on seasonal consumption patterns and overall supply and demand for beef and other proteins in the U.S. and abroad.  In general, domestic and worldwide consumer demand for beef products determines beef processors’ long-term demand for cattle.  In order to operate profitably, beef processors seek to acquire cattle at the lowest possible cost and to minimize processing costs by optimizing plant utilization and minimizing the cost of packaging and other input costs.  Cattle prices vary seasonally and are affected by cattle inventory levels, weather and other factors.  In addition to seasonal factors, cattle prices are impacted by the longer term nature of the cattle cycle.  Cattle supply in the beef industry typically follows a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction. This cycle is unique to cattle among major protein sources as other animals (such as hogs and chickens) can generate multiple offspring and have shorter incubation periods.

During the past few decades, consumer demand for beef products in the U.S. has grown in line with population growth, which is a key driver of aggregate demand.  We believe that consumer demand for U.S. exports in international markets is driven not only by population growth, but also by economic growth. As international consumers’ economic circumstances improve, they increasingly shift their diets to protein.  The ability of the U.S. beef industry to supply the growing international demand has been hindered in certain international markets following the discovery of isolated cases of Bovine Spongiform Encephalopathy, or BSE (also commonly referred to as mad cow disease), in 2003 and 2004, that resulted in the temporary closing of those markets to U.S. beef.  Industry-wide export sales, however, have been increasing from 2004 through mid-2009, trending toward their pre-2003 levels.

In recent years, one U.S. beef processor eliminated approximately two million head per year of slaughter capacity in four plants.  These eliminations represented a reduction of approximately 6.8% of total U.S. industry-wide capacity based on information from Cattle Buyers Weekly, an industry publication, and have helped improve the supply/demand balance of beef in the U.S. and export markets.  We currently do not expect the industry to experience a material increase in capacity for the foreseeable future.

Our Business Segments

The Company reports in two business segments:  Core Beef and Other.  The Company measures segment profit as operating income.  Financial information about those segments may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Beef

Products, Sales and Marketing

The majority of our revenues are generated from the sale of fresh meat either as a boxed beef product or a case-ready product. The boxed beef and case-ready products accounted for approximately 85.1% of our revenues in fiscal year 2009.  In addition, we sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries. We also sell cattle hides, including hides further processed by our subsidiary National Beef Leathers, LLC (NBL), to tanners who primarily supply the automotive, luxury goods, apparel and furniture industries for both domestic and international use. The seasonal demand for beef products is generally highest in the summer and spring months as weather patterns permit more outdoor activities and there is an increased demand for higher value items that are grilled, such as steaks.  As a result, boxed beef prices tend to be at seasonal highs during the summer and spring.

We emphasize the sale of higher-margin, branded beef products, and we market these products under several brand names including Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef®, and Imperial Valley Premium Beef®.  Also part of our value-added product line is Certified Angus Beef®, a registered trademark (used with permission) of Certified Angus Beef LLC, a wholly-owned subsidiary of the American Angus Beef Association; and Certified Hereford Beef® and Nuestro Rancho®, registered trademarks (used with permission) of Certified Hereford Beef, LLC.

We continue to focus on adding further processing, specialized cutting, packaging and other value-added components to our products that generate higher profitability.  In 2001, we opened two state-of-the-art case-ready facilities, which enabled us to expand margins by producing additional quantities of value-added products using the beef we process. Our case-ready operations further process our boxed beef products by trimming and cutting our products into individual portions. These portions are then packaged and oxygenated to increase the shelf-life of these products by up to five times versus traditional packaging methods.

Our wet blue tanning facility (acquired in 2009) sells hides to tanners that produce finished leather for high quality applications in industries such as automotive, luxury goods, apparel and furniture.  Wet blue tanning refers to the first step in further processing raw and brine-cured hides into tanned leather.  The name is derived from the process which results in the further processed hides having a blue coloring.

During fiscal year 2009, we sold our beef products to more than 900 customers located in the U.S. and more than 30 foreign countries. We market our beef products through several channels, including:

•                  national and regional retailers, including supermarket chains, independent grocers, club stores and wholesale distributors such as C&S Grocers, Topco, Associated Wholesale Grocers, Sam’s Club, and Sherwood Foods;

•                  national retailers such as Wal-Mart, who purchase a substantial portion of our case-ready and branded products;

•                  the food service industry, including food service distributors, hotel chains and other institutional customers such as Sysco, U.S. Foodservice and Food Services of America;

•                  further processors, including Oscar-Mayer, Sara Lee and ConAgra;

•                  the U.S. military; and

•                  international markets, including Mexico, Japan, South Korea, Canada, China (for hides), Hong Kong, Egypt and Taiwan.

Exports to Mexico and a number of other foreign markets have been limited to boxed beef products from cattle younger than 30 months subsequent to the December 23, 2003 discovery of a single case of BSE in Washington state.  Many international importers, such as Japan and South Korea (who were two of our largest export markets for edible beef products in fiscal year 2003), closed their borders to U.S. edible beef products after this report of BSE.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle 20 months and younger.  In September 2006, South Korea announced that it would resume the importation of U.S. boneless beef from cattle less than 30 months of age.  South Korea has closed its borders to U.S. beef from time-to-time as a result of alleged findings of products shipped to South Korea by U.S. export businesses that are not allowed by South Korea.  Additional information regarding the Company’s export sales and long-lived assets in foreign markets is set forth in Note 13, Business Segments of the notes to the consolidated financial statements in Item 8.

The sales office for domestic operations is located in our headquarters building in Kansas City, Missouri.  Our sales team in this office is responsible for selling and coordinating the movement of approximately 47.8 million pounds of boxed beef products per week to our customers nationwide. This centralized sales concept allows us to respond quickly to customer requests for pricing and load information. We have also integrated the satellite tracking capabilities of refrigerated carriers into our website allowing customers to track shipments in process. While providing significant customer advantages, our centralized sales concept also enables our sales force to share key market intelligence in a manner that allows them to react to changing market conditions in an efficient manner.

The sales office for international operations is located in Chicago, Illinois. This office coordinates all aspects of sales, pricing and shipping to all destinations outside of the United States. We also have three satellite offices in Japan, South Korea and China (for hides) that assist in the coordination of sales in those regions.  Historically, two of our largest international markets for edible beef products have been in Japan and South Korea while our largest international market for hides has been in China.

Our marketing efforts include engaging in business-to-business programming and communications to create preferences for our products among our customers. In addition, we support our value-added, branded beef business through in-store merchandising and feature advertising support.

Raw Materials and Procurement

Our primary raw material for our processing plants is live cattle. Seasonal factors affect the price that we pay for livestock, with live cattle prices tending to be at seasonal highs during the summer and fall.  Because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall.

During fiscal year 2009, we obtained approximately 20.2% of the cattle we processed from USPB members using the USPB pricing grid pursuant to our contractual arrangement with USPB.  During fiscal years 2008 and 2007, we obtained approximately 19.1% and 17.3%, respectively, of the cattle we processed from USPB members using the USPB pricing grid.  Our arrangement with USPB provides us with a consistent supply of high-quality cattle. For information regarding this agreement, see Item 13, Certain Relationships and Related Transactions and Note 9, Related Party Transactions to our consolidated financial statements in Item 8.  During fiscal year 2009, less than 0.5% of the cattle we processed were owned by the Company, all of these cattle were owned for the purpose of supplying our Vintage Natural Beef® product line.  We also purchase cattle through cash bids and other arrangements from cattle producers in our primary and secondary markets. In addition to our arrangement with USPB, we have other, non-affiliated supplier arrangements that provide us with high-quality cattle. We believe that we are a first choice processor for suppliers seeking to attain premium pricing for their high-quality cattle and that cattle suppliers view us more favorably than our competitors due to our business model, which emphasizes building relationships and cooperating with suppliers and paying a premium for high-quality cattle.  During fiscal year 2009, we had approximately 1,100 suppliers that provided us with cattle.  We believe that our relationships with USPB members and other suppliers have resulted in such suppliers improving their methods to produce more high-quality cattle and sell more of their high-quality cattle to us.  For example, we provide these suppliers with detailed carcass information on the cattle they supply to assist them in improving the quality of their products.

Each cattle supplier must verify that its use of antibiotics or other agricultural chemicals follows the manufacturer’s intended purpose. They must also confirm that they use only FDA-approved pharmaceutical compounds and comply with dosage and administrative standards. Furthermore, each cattle supplier must confirm that they do not use feed containing animal-based protein products. Many of our producers participate in state beef quality assurance training programs and have established certification and verification practices. These programs emphasize meeting and/or exceeding the USDA, FDA and live animal Best Practice guidelines. Using guidelines established by National Cattleman’s Beef Association, or NCBA, beef safety and quality assurance programs are administered by various state beef associations. State associations certifying our suppliers include, among others, Texas Cattle Feeders Association, Kansas Livestock Association, California Cattlemen Association, Arizona Cattle Feeders Association and Nebraska Cattlemen’s Association.

Processing Facilities and Operations

We operate a total of five beef processing facilities in the U.S. Our Liberal, Kansas and Dodge City, Kansas facilities are among the largest in the industry and are geographically positioned near our suppliers to efficiently source raw materials by reducing transportation costs. Our Brawley, California facility is among the newest in the industry, and geographically positioned to give us greater access to customers in the Western U.S. and Asia. Our case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia are located in close proximity to key customers in high density population centers in the Eastern U.S. resulting in decreased delivery times. Our case-ready facilities are also located in areas with a highly-skilled and cost-effective labor force. Our wet blue tanning facility is located in St. Joseph, Missouri. This facility is located in relative proximity to our two Kansas beef processing facilities and is at the junction of major transportation routes. We have begun and continue to invest in this recently acquired facility to improve its production capabilities and better align it to serve our expanded ongoing hide processing capacity needs. See Item 2, Properties for further information about these facilities.

Cattle delivered to our facilities are generally processed into beef products within 36 hours after arrival. In a typical week, approximately 80 to 85% of the boxed beef expected to be produced from the cattle we process is committed to sale before the cattle are delivered to our facilities. We processed in excess of 3.6 million cattle at our facilities during fiscal year 2009. Our facilities utilize modern, highly automated equipment to process and package beef products. We have invested more than $360.4 million from the beginning of fiscal year 2001 through the end of fiscal 2009 to expand our operations, modernize and increase the capacity of our facilities and increase our ability to produce and sell higher margin, value-added products.  The design of our facilities emphasizes worker safety to ensure compliance with all regulations and to reduce worker injury and turnover.  Additionally, we have placed a substantial amount of ammonia piping on the roof versus in the production areas, not in response to regulatory requirements, but in the interest of worker safety.  These and other changes designed the workplace to better fit our employees.  All expansions are reviewed by internal personnel, including our Corporate Environmental Director, Vice President of Safety, Vice President of Technical Services, Vice President of Engineering and Corporate Project Engineer, for regulatory compliance prior to construction.  Our facilities are also intended to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards.

We distribute our beef products domestically directly from our processing facilities and case-ready facilities. We utilize our subsidiary National Carriers and third party carriers to deliver our products to our customers.

Other

Products, Sales and Marketing

We also sell value-added beef products through our portion control business, Kansas City Steak.  Kansas City Steak provides premium-quality trimmed and cut individual portions both directly to customers in the food service and retail channels as well as direct-to-consumers through the internet, direct mail and QVC.  National Carriers currently operates approximately 1,200 refrigerated and livestock trailers.  NBP contracts substantially all of its in-bound and approximately 29.3% of its out-bound freight services from National Carriers.  In February 2008, we began providing third-party logistics services to the transportation industry through our wholly-owned subsidiary National Elite Transportation, LLC (National Elite).  Logistics services involve arranging for another company to transport freight for our customers to reduce overall transportation costs while we retain the billing, collection and customer management responsibilities.  We believe that these transportation services enable us to provide superior customer service and enhance our ability to be a consistent, reliable and timely supplier, particularly of our value-added products.

Raw Materials and Procurement

The primary raw material for our Kansas City Steak processing facility is boxed beef.  Approximately 35.0% of Kansas City Steak’s boxed beef purchases are made through contractual agreements predetermined by the customer for whom the product is produced.  These contractual agreements are typically one year in duration and stipulate from whom the boxed beef can be purchased.  In fiscal year 2009, approximately 36.1% of Kansas City Steak’s boxed beef was purchased from NBP.  The balance of Kansas City Steak’s raw material is purchased at our discretion on the open market from primary and secondary suppliers with similar quality and yield grade specifications as required under our contracts.  We periodically conduct comprehensive cutting tests of our potential suppliers’ boxed beef to determine composition and quality.

Processing Facilities and Operations

Kansas City Steak processes trimmed and cut individual portions at a processing facility in Kansas City, Kansas.  See Item 2, Properties for further information about this facility.  National Carriers has offices located in Liberal, Kansas and Dodge City, Kansas, both of which are within close proximity to our beef processing facilities in those locations, enabling us to efficiently transport product thereby reducing transportation costs.   National Carriers also has offices in Denison, Iowa, Springdale, Arkansas, and Dallas, Texas as well as administrative offices located in Kansas City, Missouri.  National Elite has an office in Springdale, Arkansas.

Competition

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle, as well as in the sale of beef products. Our products compete with a large number of other protein sources, including pork and poultry, but our principal competition comes from other beef processors, including Tyson Foods, Inc., Cargill Incorporated, and JBS USA LLC.  Management believes that the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations and brand loyalty.  In particular, we focus on quality, food safety, customer service and the offering of value-added programs on an ongoing basis. Some of our competitors have substantially larger beef operations, greater financial and other resources and wider recognition for their consumer branded products than we do.

Regulation

Our operations are subject to extensive regulation by the USDA, the Grain Inspection Packers and Stockyards Administration (GIPSA), the Federal Drug Administration (FDA), the U.S. EPA and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards.  Recently, the food safety practices and procedures in the beef processing industry have been subject to more intense scrutiny and oversight by the USDA.  For example, on January 12, 2004, FSIS published an interim final rule on Specified Risk Materials (SRMs) and requirements for non-ambulatory disabled cattle due to the finding of BSE in routine testing.  We immediately implemented the appropriate programs/policies to ensure compliance with FSIS rules. FSIS published a final rule on July 13, 2007, making permanent the interim regulations issued in January 2004 that prohibits the slaughter of non-ambulatory disabled cattle, requires the description and removal of SRMs that are considered to be inedible, and restricts the use of captive bolt stunners that deliberately inject compressed air into the cranium of an animal.  We work closely with the USDA and other regulatory agencies to help ensure that our operations comply with all applicable food safety laws and regulations.

Our Dodge City, Kansas and Liberal, Kansas facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act and implementing regulations.  The current permits expire on January 25, 2010 and renewal applications have been filed.  Our Brawley, California and St. Joseph, Missouri facilities are subject to secondary air permits which are in place.  The Moultrie and Hummels Wharf plants are subject only to certain reporting requirements. Our Dodge City, Liberal, Hummels Wharf, Moultrie and Brawley, facilities are subject to Clean Air Act Risk Management Plan requirements relating to our use of ammonia as a refrigerant. In December 2008, Region 7 of the EPA issued to the Liberal and Dodge City plants a Clean Air Act information request seeking information related to an enforcement referral from the Kansas Department of Health and Environment for alleged violations of Clean Air Act prevention of significant deterioration permitting requirements for the installation of equipment prior to our 1993 purchase of the Liberal plant. The information request sought additional information regarding more recent equipment changes at both plants. We have responded to the information request and, in the course of those responses, have communicated a summary of our defenses to the allegations that are the subject of the referral.

All of our plants are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and implementing municipal laws as well as agreements or permits with municipal or county authorities. We have an agreement with the City of Liberal for wastewater and storm water treatment and are working with the City regarding expansion of the City’s treatment facilities to address new and more stringent discharge requirements that will apply to the City’s discharge in the context of the renewal of the City’s discharge permit. Depending upon the ultimate cost of the required upgrade, there may be significant expenditures associated with the expansion of the City’s treatment facilities. We have an agreement with the City of Moultrie and The Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas Counties for treatment of wastewater from the Moultrie plant and we have a pretreatment permit from the City of Moultrie for treatment of wastewater from the Moultrie plant. We appealed certain terms in a reissuance of the permit and we are working with the City to achieve issuance of a new permit. We are making the capital improvements needed to meet new phosphorus limits that are in the appealed permit and will be in the reissued permit. Estimated capital expenditures associated with the treatment of phosphorus in our wastewater at Moultrie are estimated at approximately $3.2 million and have been included in our 2010 capital expenditure budget. The Eastern Snyder County Regional Authority has informed us that we will need to reduce nutrients in our wastewater in the future at our Hummels Wharf plant. We expect to construct additional wastewater treatment facilities at the plant to respond to such request at a future date. We have upgraded our treatment facilities at the Brawley plant to provide treatment that meets the ammonia requirements of the Brawley City Ordinance and we are in the process of making improvements that will allow us to consistently meet the total suspended solids limits in such Ordinance. The City of Brawley is in the process of upgrading its publicly-owned treatment works in order to comply with its direct discharge permit, including requirements for ammonia and nutrient controls. The City has increased sewer rates to the Brawley Plant and has suggested that a capacity charge may also be needed in connection with the required upgrades. Such charges may significantly increase our operational costs at Brawley.

Storm water discharges from our plants are regulated pursuant to general permits issued by the respective states with the exception of Missouri which does not have a general permit program available to our St. Joseph tannery. The Missouri Department of Natural Resources made a comprehensive storm water inspection at the tannery in April-May 2009 and in an inspection report and Notice of Violation requested that the plant submit an application for storm water discharges which previously had been determined to be discharged to the City publicly-owned treatment works and, thus, not requiring a permit. We are in the process of submitting the requested permit application.

Our Dodge City, Liberal, Hummels Wharf, and St. Joseph plants are supplied by water from supply wells on our property. We purchase water from the City of Moultrie and the City of Brawley and some water is purchased from the City of St. Joseph, all pursuant to municipal water rate structures. We purchased irrigation water rights for the majority of water needed at our Dodge City plant and are in the process of converting the existing renewable term permits governing our exercise of the irrigation rights to certificates of appropriation for municipal use for a majority of the Dodge City plant water supply. We hold public water supply permits allowing us to supply potable water to our employees at our Dodge City, Kansas and Liberal, Kansas facilities. The public water supply permits do not have expiration dates.

All of our facilities generate solid wastestreams, including small quantities of hazardous wastes. While we are subject to laws that provide for strict, and in certain circumstances joint and several, liability for remediation of hazardous substances at contaminated sites, which could include current or former facilities or other sites where wastes we generated have been disposed, we have not received any demands nor are we aware that we have any liability at such sites under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, or state counterparts.

Our NBL subsidiary is cooperating with governmental investigations related to the St. Joseph tannery. Our operations at this facility began in March 2009.  Region 7 EPA, in cooperation with the Missouri Department of Natural Resources, or MDNR, is investigating the land application of sludge from the tannery wastewater treatment facility to numerous parcels of farmland in a four county area in Northwest Missouri over many years. The sludge was classified as a fertilizer in Missouri. We have cooperated with the investigations in providing records of land application prepared by the prior owner/operator of the tannery, Prime Tanning, and have provided assistance in interpreting those records. For a six and one-half week period of time following our purchase of certain assets of Prime Tanning, we land applied wastewater treatment sludge. In April-May, 2009, Region 7 EPA and MDNR conducted a multi-media inspection of our St. Joseph tannery. Following that inspection, EPA issued one information request pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Clean Water Act, and the Clean Air Act; a second information request pursuant to the Resource Conservation and Recovery Act, and one Notice of Violation under the Resource Conservation and Recovery Act. The Missouri Department of Natural Resources has issued a Storm Water Notice of Violation (discussed above). We have responded to the information requests and to the Notices of Violation. The Assistant U.S. Attorney for the Western District of Missouri issued a subpoena on June 29, 2009 requesting categories of documents related to the handling and land application of the wastewater treatment sludge. We have responded to the subpoena by providing the requested documents to the Assistant U.S. Attorney and to the Special Assistant U.S. Attorney in EPA’s criminal division. We are working with all the relevant agencies to resolve questions and allegations. At this time, we cannot predict the agency’s response to the information we are providing or whether additional Notices of Violation or other enforcement will be forthcoming.

Our plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on the plant premises. We also report accidental releases of hazardous substances pursuant to the Superfund law and amendments and state law counterparts.

In fiscal year 2009, we incurred expenses of approximately $4.9 million in environmentally-related capital expenditures.  We anticipate environmentally-related capital expenditures of approximately $4.9 million in fiscal 2010, of which approximately $3.2 million is budgeted for wastewater improvements at our Moultrie plant.

Our domestic operations are subject to the Packers and Stockyards Act of 1921 (PSA). This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices. In addition, this statute requires us to make payment for our livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, unless otherwise agreed to by our livestock suppliers. Any delay or attempt to delay payment will be deemed an unfair practice in violation of the statute. Under the PSA, we must hold our cash livestock purchases in trust for our livestock suppliers until they have received full payment of the cash purchase price. As of August 29, 2009, NBP has secured a bond of $35.9 million to satisfy these requirements.  The bond is supported by a $10.6 million letter of credit.

In addition to the environmental matters discussed above, from time to time we receive notices from regulatory authorities and others asserting that we are not in compliance with some laws and regulations. In some instances, litigation ensues.

Employees

As of August 29, 2009, we had approximately 8,900 employees, of which approximately 44.8% are represented by collective bargaining agreements.  Approximately 2,850 of our employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire December 16, 2012. Approximately 1,100 of our employees at our Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire on December 8, 2013.  Approximately 80 employees at our St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on May 18, 2014.

The United Food and Commercial Workers Union, or the UFCWU, on November 3, 2009 filed a petition with the Regional Office of the National Labor Relations Board, the NLRB, in Kansas City, Missouri seeking to represent 2,200 employees who work at our Dodge City, Kansas facility.  The UFCWU does not currently represent any employees at this location.  There are approximately 2,800 employees at our Dodge City facility that are potentially eligible to vote in a NLRB conducted election to decide if they desire to be represented by the UFCWU.  The NLRB has set a hearing for November 18, 2009 to determine which employee classifications should be eligible to vote.  No election date has yet been set.

We consider our relations with our employees and the United Food and Commercial Workers International Union and the Teamsters International Union and the United Cereal Workers of the United Food and Commercial Workers International Union to be good.

Food Safety

Food safety is one of our top priorities. We believe our food safety process utilizes many of the industry’s most effective intervention technologies. These intervention technologies are coupled with our ongoing efforts to incorporate and promote “best practices” throughout our production process to enhance product quality and to produce safe, wholesome beef products. Our food safety system incorporates a multiple hurdle strategy that includes multiple hot water thermal pasteurization cabinets, anti-microbial washes, organic rinses, in-line steam vacuums, specific carcass trimming procedures, detailed carcass and product monitoring standard operating procedures, and a rigorous cold chain management system. We support our food safety process in each of our major processing facilities with on-site microbiological laboratories. These on-site laboratories conduct microbial tests, monitor facility processes, test intervention efficacies, and validate that all of our processes are meeting design parameters.

Intellectual Property

We hold a number of trademarks and domain names that we believe are material to our business and which are registered with the United States Patent and Trademark Office, including National Beef®, BioLogic® Food Safety System, Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef®, Imperial Valley® Premium Beef, Leading the Way in Quality Beef™, Royal Blue Leather®, Regal Blue Leather®, and Radiant Blue Leather®. We have also registered the National Beef® trade name and trademark in most of the foreign countries to which we sell our products. Currently, we have a number of trademark registrations pending in the U.S. and in foreign countries. In addition to trademark protection, we attempt to protect our unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

Management Information Systems

We have developed proprietary management information systems tailored to our business processes which help enable us to make coordinated, data driven decisions and enable us to operate more profitably.  For example, we use individual carcass data (including information on weight, grade and breed as well as historical information with respect to similar animals) to make decisions regarding the appropriate products to process from each carcass, taking into account current supply and demand.  Furthermore, coordinated information systems help the procurement department to anticipate the quality and quantity of cattle it needs to procure to fill sales orders in the short term, and the sales department to tailor its sales efforts to take into account changes in available supply.  Our sophisticated systems also permit our sales force to readily compare orders by location to trailer capacity to reduce transportation costs by better using trailer capacity.  In addition, our management information systems at our plants have been developed to fit our operating and maintenance needs, thereby reducing training time for our employees and simplifying the work order process.

Legal Proceedings

NBL has been named as a defendant in eleven currently pending lawsuits involving NBL’s tannery located in St. Joseph, Missouri.  NBL purchased certain assets of the tannery from Prime Tanning Corp. (Prime Tanning), in March 2009.  The lawsuits are pending in the Circuit Courts of Buchanan County, Clinton County and DeKalb County, Missouri and in the U.S. District Court for the Western District of Missouri and were filed between April 22, 2009 and August 21, 2009.  The lawsuits allege that Prime and NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri.  The lawsuits currently include nine actions filed by individuals and two purported class actions.  The plaintiffs are seeking an unspecified amount of damages for wrongful death, personal injury, pain and suffering, economic damages, punitive damages, diminished property values and medical monitoring.  NBL is vigorously defending the cases.

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

Risks Related to Our Industry and Our Business

Outbreaks of disease affecting livestock can adversely affect demand for our products and the supply of cattle and thereby adversely affect our business.

We are subject to risks relating to animal health and disease control. An outbreak of disease affecting livestock, such as BSE (also commonly referred to as mad cow disease) or foot-and-mouth disease could result in restrictions on sales of products to our customers or purchases of livestock from our suppliers. Also, outbreaks of these diseases, or the perception by the public that such an outbreak has occurred or other concerns regarding such disease, whether or not resulting in regulatory action, can lead to cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on consumer demand and, as a result, on our results of operations. Furthermore, an outbreak of disease could lead to widespread destruction of cattle, which could have a negative impact on us.

If our products or products made by others using our products become contaminated or are alleged to be contaminated, we may be subject to product liability claims and product recalls that would adversely affect our business.

We may be subject to significant liability potentially in excess of applicable liability insurance policy limits if the consumption of any of our products or products made by others using our products causes injury, illness or death due to contamination or otherwise and we may in the future recall products in the event our products are or may be contaminated, spoiled or inappropriately labeled. Contamination of our products or those of our competitors also may create adverse publicity or cause consumers to lose confidence in the safety and quality of our products that could negatively affect our business. We may encounter the same risks of contamination or negative publicity if a third party tampers with our products. Allegations of contamination of our products may also be harmful to us even if such allegations are untrue. The occurrence of any of these risks may increase our costs and decrease demand for our products, which could negatively affect our business, financial condition, results of operations and cash flows. Organisms producing food borne illnesses are generally found in the environment and there is a risk that as a result of food processing they could be present in our products. For example, E. coli is one of many food borne bacteria commonly associated with beef products. Once contaminated products have been shipped for distribution and consumption, illness or death may result if pathogens are present, increase due to handling or temperatures, and are not otherwise eliminated at the further processing, food service or consumer level. We cannot assure you that we will not be required to perform product recalls, or that product liability claims will not be asserted against us, in the future.

Our margins may be negatively impacted by fluctuating raw material and utility costs, selling prices, changes in our relationships with our suppliers and other factors that are outside of our control.

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

The supply and market price of the livestock that constitute our principal raw material and represent the substantial majority of our cost of goods sold are dependent upon a variety of factors over which we have little or no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases.  Additionally, the closure of the U.S. border to Canadian livestock from May 2003 until July 2005 constrained the supply of cattle in the U.S. which resulted in higher overall cattle prices in the U.S. compared to Canada, and the closure prompted Canada to increase its processing capabilities, which may also have an adverse impact on our future margins.  In addition, we purchase approximately 49.9% of the cattle we process on the open market.  If we do not attract and maintain acceptable relationships with growers, the quantity, quality or pricing of our supply of cattle could be negatively affected.

Severe price swings in raw materials, and the resulting impact on the prices we charge for our products, have at times had, and may in the future have, a material adverse effect on our financial condition, results of operations and cash flows.  If we experience increased costs, we may not be able to pass them along to our customers.  In addition, our costs for utilities, such as energy and water may fluctuate over time.

Our international operations expose us to political and economic risks in foreign countries, as well as to risks related to currency fluctuations and could negatively affect our sales to customers in foreign countries and our operations and assets in such countries.

In fiscal year 2009, exports, primarily to Mexico, Japan, South Korea, Canada, China (for hides), Hong Kong, Egypt, and Taiwan accounted for approximately 11.2% of our total net sales and these sales on average had a higher margin than our sales generally.  A reduction in our international sales would likely adversely affect our margins.  In addition, our international activities expose us to risks not faced by companies that limit themselves to the domestic market.  One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

An example of a risk related to our international operations is BSE, as discussed above in Item 1, Business — Industry Overview — Beef Export Markets.

Other risks associated with our international activities include:

•                  changes in foreign currency exchange rates and inflation or deflation in the foreign countries in which we operate;

•                  the closing of borders by foreign countries to the import of our products due to disease or other perceived health or food safety issues;

•                  exchange controls;

•                  changes in tariffs;

•                  changes in political or economic conditions in a specific country or region, particularly in emerging markets;

•                  trade restrictions imposed by countries with respect to the importation of our products, including actions taken in connection with trade disputes;

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

Compliance with environmental regulations could result in significant costs and failure to comply with environmental regulations and our use of hazardous substances, including at National Beef Leather’s tannery facility, could result in civil as well as criminal penalties, liability for damages and negative publicity.

Our operations are subject to extensive and increasingly stringent regulations, including those relating to wastewater and stormwater discharges, air emissions, waste handling and disposal and remediation of soil and groundwater contamination that are administered by the U.S. Environmental Protection Agency (EPA) and state, local and other authorities.  In many areas, these laws and regulations are becoming increasingly stringent.  Failure to comply with these laws and regulations can have serious consequences for us, including criminal as well as civil and administrative penalties and negative publicity. We have incurred and will continue to incur significant capital and operating expenditures to adapt to more stringent regulations and to avoid violations of these laws and regulations. Additional environmental requirements imposed in the future could result in currently unanticipated investigations, assessments or expenditures, and may require us to incur significant additional costs. Because the nature of these potential future charges is unknown, management is not able to estimate the magnitude of any future costs and we have not accrued any reserve for any potential future costs.

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

In most locations, our processing facilities rely on municipal or other regional governmental agencies for our water supply and for the treatment of our wastewater discharges. These entities themselves are subject to environmental laws regarding the quality of their water discharges, and must meet permit limits. If permit limits become more stringent, upgrades and capital improvements to these municipal treatment facilities are likely. In those locations where we are a significant volume discharger, it is possible that we may be asked to contribute toward the costs of such upgrades, or we may become subject to significant increases in water or sewer charges in order for such upgrade costs to be recouped.

As described in Item 1, Business — Legal Proceedings, NBL has been named as a defendant in eleven currently pending lawsuits involving NBL’s tannery located in St. Joseph, Missouri.  NBL purchased certain assets of the tannery from Prime Tanning in March 2009.  The lawsuits allege that Prime Tanning and NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri.  The plaintiffs are seeking an unspecified amount of damages for wrongful death, personal injury, pain and suffering, economic damages, punitive damages, diminished property values and medical monitoring.  NBL is vigorously defending the cases.

Our indebtedness could adversely affect our business and our liquidity position.

As of August 29, 2009, we had $298.8 million of long-term debt, of which $11.5 million was classified as a current liability.  As of August 29, 2009, our Credit Facility consisted of an outstanding $176.9 million term loan (which is expected to be increased by as much as $75.0 million in November 2009), a $225.0 million revolving line of credit loan, which had outstanding borrowings of $29.2 million (which are expected to be substantially or fully paid down with a portion of the proceeds of the expected increase in the term loan), outstanding letters of credit of $38.5 million and available borrowings of $143.6 million, based on the most restrictive financial covenant calculations.  In addition, as of August 29, 2009, we had outstanding industrial revenue bonds of $16.3 million, senior notes of $66.9 million and capital leases and other obligations of $9.5 million.

Our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and potential acquisitions.

Our indebtedness, together with additional future indebtedness that we may incur, and restrictive covenants contained in the Credit Facility could:

•                  make it difficult for us to satisfy our obligations, including making interest payments on our debt obligations;

•                  limit our ability to obtain additional financing to operate our business;

•                  require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund capital expenditures and working capital and other general operational requirements;

•                  limit our flexibility to plan for and react to changes in our business and the beef processing industry;

•                  place us at a competitive disadvantage relative to some of our competitors that have less debt than us;

•                  limit our ability to pursue acquisitions; and

•                  increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates, changes in cattle prices or a downturn in our business or the economy.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition and results of operations or cause a significant decrease in our liquidity and impair our ability to pay amounts due on our indebtedness.

The Credit Facility contains, among other things, restrictive covenants that will limit our and our subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities.  The Credit Facility restricts, among other things, our ability and the ability of our subsidiaries to:

•                  incur additional indebtedness or issue guarantees;

•                  create liens on our assets;

•                  make distributions on or redeem equity interests;

•                  make investments;

•                  transfer or sell properties or other assets; and

•                  engage in mergers, consolidations or acquisitions.

In addition, the Credit Facility requires us to meet specified financial ratios and tests under certain circumstances.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure debt. Our ability to generate cash and make scheduled payments or refinance our obligations depends on our successful financial and operating performance, which depend upon prevailing economic conditions and other factors, many of which are beyond our control.

Our operating results could be negatively impacted by our hedging and derivative positions.

We use derivative financial instruments and other hedging strategies in an attempt to reduce our exposure to various market risks, including changes in commodity prices. We hold certain positions that do not qualify as hedges for financial reporting purposes. These positions are marked to fair value, and the unrealized gains and losses are reported in earnings at each reporting date. Therefore, losses on these contracts will adversely affect our reported operating results. The use of such instruments may ultimately limit our ability to benefit from favorable commodity price movements, which may adversely affect our reported operating results.

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

Sales to Wal-Mart Stores, Inc., or Wal-Mart, which do not cover our sales to Wal-Mart’s affiliate, Sam’s Club, represented approximately 5.5% of our total net sales in fiscal year 2009.  Our contractual agreement with Wal-Mart expired on January 31, 2004, and we have not entered into a new agreement.  If Wal-Mart does not continue to purchase from us, it could have a material adverse effect on our sales, financial position, results of operations and cash flows.

We are subject to extensive governmental regulation and our noncompliance with or changes in applicable requirements could adversely affect our business, financial condition, results of operations and cash flows.

In addition to the environmental regulations discussed above, our operations are subject to extensive regulation and oversight by the USDA, the GIPSA, the FDA, and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards.  Our domestic operations are subject to the PSA.  This statute generally prohibits meat packers in the livestock industry from engaging in certain anti-competitive practices.  In addition, this statute requires us to make payment for our livestock purchases before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, unless otherwise agreed to by our livestock suppliers.  Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA. Food safety standards, processes and procedures are subject to the USDA Hazard Analysis Critical Control Point program, which includes compliance with the Public Health Security and Bioterrorism Preparedness and Response Act of 2002.  In hopes of reducing the development and spread to humans of dangerous antibiotic-resistant bacteria, the Obama administration announced in July 2009 that it would seek to ban routine use of antibiotics, which are fed to farm animals to encourage growth.

We are also subject to a variety of immigration, labor and worker safety laws and regulations, including those relating to the hiring and retention of employees.  Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, interruption of our operations, recalls of our products or seizures of our properties, as well as potential criminal sanctions or personal injury or other damage claims. These remedies, changes in the applicable laws and regulations or discovery of currently unknown conditions could increase our costs and limit our business operations.

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

The beef processing industry is highly competitive and our customers might not continue to purchase our products from us or prices we receive for our products could fluctuate or be adversely impaired by actions taken by our competitors.

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle and in the sale of beef products. In addition, our products compete with a number of other protein sources, including pork and poultry.

Our principal competition arises from other beef processors, including Tyson Foods, Inc., Cargill Meat Solutions and JBS USA LLC. The principal competitive factors in the beef processing industry are price, quality, food safety, product distribution, technological innovations and brand loyalty. Our ability to be an effective competitor will depend on our ability to compete on the basis of these characteristics. Some of our competitors have substantially larger beef operations, greater financial and other resources and wider recognition for their consumer branded products than we do. We cannot assure you that we will be able to compete effectively with these companies and our ability to compete could be adversely affected by our significant debt levels.

Extreme weather or other forces beyond our control could negatively impact our business.

Natural disasters, fire, bioterrorism, pandemic or extreme weather, including droughts, floods, excessive cold or heat, hurricanes or other storms, could impair the health or growth of livestock or interfere with our operations due to power outages, fuel shortages, water shortages, damage to our production and processing facilities or disruption of transportation channels, among other things.  Any of these factors, as well as disruptions in our information systems, could have an adverse effect on our financial results.

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

We depend on the service of key individuals, the loss of whom could materially harm our business.

Our success will depend, in part, on the efforts of our officers and other key employees.  In addition, the market for qualified personnel is competitive and our future success will depend on our ability to attract and retain these personnel. With the exception of our Chief Executive Officer, we do not have long-term employment agreements with our officers or maintain key-person insurance on any officer.  The loss of the services of any of our key employees or the failure to attract and retain employees could have a material adverse effect on our business, results of operations and financial condition.

Our performance depends on favorable labor relations with our employees. Any deterioration of those relations or increase in labor costs could adversely affect our business.

We have approximately 8,900 employees worldwide.  Approximately 2,850 employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2012.  Approximately 1,100 employees at our Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and Teamsters International Union under a collective bargaining agreement that expires on December 8, 2013.  Approximately 80 employees at our St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire May 18, 2014.

The United Food and Commercial Workers Union, or UFCWU, on November 3, 2009 filed a petition with the Regional Office of the National Labor Relations Board, or the NLRB, in Kansas City, Missouri seeking to represent 2,200 employees who work at our Dodge City, Kansas facility.  The UFCWU does not currently represent any employees at this location.  There are approximately 2,800 employees at our Dodge City facility that are potentially eligible to vote in a NLRB conducted election to decide if they desire to be represented by the UFCWU.  The NLRB has set a hearing for November 18, 2009 to determine which employee classifications should be eligible to vote.  No election date has yet been set.

A labor-related work stoppage by our unionized employees could limit our ability to process and ship our products or increase our costs, which could adversely affect our results of operations and financial condition.  In addition, it is possible that any labor union efforts to organize employees at our non-unionized facilities might be successful and that any labor-related work stoppages at these non-unionized facilities in the future could adversely affect our results of operations and financial condition.  In general, any significant increase in labor costs, deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The consolidation of our retail and food service customers may put pressures on our operating margins.

In recent years, the trend among our retail and food service customers, such as supermarkets, warehouse clubs and food service distributors, has been towards consolidation.  These consolidations, along with the entry of mass merchants into the grocery industry, have resulted in customers with increasing negotiating strength who tend to exert pressure on us with respect to pricing terms, product quality and new products.  As the customer base continues to consolidate, competition for the business of fewer customers is expected to intensify.  If we do not negotiate favorable terms of sale with our customers and implement appropriate pricing to respond to these trends, or if we lose our existing large customers, our profitability could decrease.

We may not be able to successfully complete acquisitions, affecting our ability to grow, or integrate completed and future acquisitions, which could result in failure to achieve our expected acquisition benefits, the disruption of our business and an increase in our costs.

We continually explore opportunities to acquire related businesses, some of which could be material to us. Our ability to continue to grow may depend upon identifying and successfully acquiring attractive companies, effectively integrating these companies, achieving cost efficiencies and managing these businesses as part of our Company.

We may not be able to effectively execute on acquisitions or integrate acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions.  Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses or relating to legacy liabilities of businesses acquired by us could negatively impact our business and results of operations.  Further, the benefits that we anticipate from acquisitions may not develop.

Our operations are subject to the general risks of litigation.

We are involved on an ongoing basis in litigation arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, stockholders, employees or injured persons, and claims related to commercial, labor, employment, antitrust, securities or environmental matters. These actions could also divert the attention of our management team and expose us to significant liability and adverse publicity, which might adversely affect our brands, reputation and/or customer preference for our products.  Due to the unpredictable nature of litigation, it is not possible to predict the ultimate outcome of any potential lawsuits, and we may be held liable for significant judgments, or other losses, that are not fully covered by our insurance, which could have a material adverse effect on our business.

Deterioration of economic conditions could negatively impact our business.

Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our products or the cost and availability of our needed raw materials and packaging materials, thereby negatively affecting our financial results.

The downturn in the U.S. economy may result in reduced demand for certain of our products, downward pressure on prices and shifts to less profitable private label products. Moreover, any material reduction in demand for our products in our key export markets (Japan and South Korea) could have an adverse effect on our results of operations.

The recent disruptions and instability in credit and other financial markets and deterioration of national and global economic conditions, could, among other things:

•                  make it more difficult or costly for us to obtain financing for our operations or investments or to refinance our debt in the future;

•                  cause our lenders to depart from prior credit industry practice and make more difficult or expensive the granting of any technical or other waivers under our credit agreements to the extent we may seek them in the future;

•                  impair the financial condition of some of our customers, suppliers or counterparties to our derivative instruments, thereby increasing customer bad debts, non-performance by suppliers or counterparty failures negatively impacting our treasury operations; and

•                  negatively impact global demand for beef products, which could result in a reduction of sales, operating income and cash flows.

Risks Related to U.S. Premium Beef

USPB has a majority interest in our Company and, through their representative on our Board of Managers, has the ability to significantly influence our business and affairs; USPB’s interests could conflict with other stakeholders.

USPB owns a majority interest in our Company of approximately 68.6%.  As a result, USPB has the ability, through the actions of its representative on our Board of Managers, to cast the majority vote on many matters related to the business and affairs of our Company.  However, pursuant to our limited liability company agreement, USPB’s ability to cause us to take certain major corporate actions without the consent of NBPCo Holdings and management is limited.

We purchase a portion of our cattle through U.S. Premium Beef and its producer-owners and, because U.S. Premium Beef has a majority interest in our Company, we may not be able to resolve conflicts with respect to these purchases on the most favorable terms to us.

USPB and its producer-owners provided us with approximately 20.2% of our cattle requirements in fiscal year 2009 through the pricing grid process as more fully described in Item 13, Certain Relationships and Related Transactions. Conflicts of interest may arise between USPB and us relating to our cattle purchases. If a dispute arises with USPB, the settlement of the dispute may not be on terms as favorable to us as if we were dealing with an unaffiliated party.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

We own our Liberal, Kansas, Dodge City, Kansas, Brawley, California, Hummels Wharf, Pennsylvania, Moultrie, Georgia, and St. Joseph, Missouri facilities. We lease our headquarters facility in Kansas City, Missouri which includes approximately 23,600 square feet of office space and our Kansas City Steak processing facility in Kansas City, Kansas. We also have short-term leases in place for our offices in Chicago, Illinois, Denison, Iowa, Dallas, Texas, Springdale, Arkansas, Tokyo, Japan, Seoul, South Korea, and Beijing, China.  The Credit Facility is secured by a first priority lien on substantially all of our real and personal property.  The table below provides additional information regarding our primary facilities:

Location	Daily Processing Capacity
Processing Facilities (Core Beef):
Liberal, Kansas	6,000 head
Dodge City, Kansas	6,000 head
Brawley, California	2,000 head

Location	Approximate Square Footage
Case-Ready Facilities (Core Beef):
Hummels Wharf, Pennsylvania	79,000 square feet
Moultrie, Georgia	114,000 square feet
Tannery Facility (Core Beef):
St. Joseph, Missouri	221,000 square feet
Kansas City Steak Facility (Other):
Kansas City, Kansas	63,000 square feet

ITEM 3.                  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 12, Legal Proceedings, to our consolidated financial statements included in Item 8 of this report.  In addition, see Item 1, Business — Regulation for information regarding information requests, investigations and proceedings pertaining to environmental matters.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

ITEM 5.                  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common equity of National Beef Packing Company, LLC.  As of October 31, 2009, there were three record holders of Class A, Class A1 and/or Class B interests.

Cash distributions are paid not later than 30 days after the close of the tax year quarter end to the interest holders of Class A and Class A1 shares on a priority basis, and to the holders of Class B shares to make tax payments, to the extent permitted by our senior lenders and the indenture governing our senior notes.  See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  The payment of any other cash distributions would be made only from assets legally available for that purpose and would depend on the Company’s financial condition, results of operations, and other factors then deemed relevant by the board of managers.

For a discussion of equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other data for, and as of the end of, each of the years in the five-year period ended August 29, 2009.  The selected Statement of Operations Data and Selected Balance Sheet Data for the five fiscal years ended August 29, 2009 were derived from our audited consolidated financial statements.  Our fiscal year ends on the last Saturday in August.

The following table (amounts in millions) should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	52 weeks ended	53 weeks ended	52 weeks ended	52 weeks ended	52 weeks ended
	August 29, 2009	August 30, 2008	August 25, 2007	August 26, 2006	August 27, 2005

Statements of Operations Data
Net sales	$5,449.3	$5,847.3	$5,578.5	$4,636.0	$4,338.9
Costs and expenses:
Cost of sales	5,187.1	5,612.4	5,443.9	4,503.8	4,229.9
Selling, general and administrative	43.1	43.7	42.5	34.0	30.5
Depreciation and amortization	44.4	36.4	32.4	28.7	24.4
Operating income	174.7	154.8	59.7	69.5	54.1
Other income (expense):
Interest income	0.2	0.5	0.6	0.4	0.4
Interest expense	(23.3)	(34.0)	(39.4)	(32.0)	(28.6)
Other, net	(8.7)	3.2	(0.9)	1.5	(5.1)
Total other expense, net	(31.8)	(30.3)	(39.7)	(30.1)	(33.3)
Net income	$142.9	$124.5	$20.0	$39.4	$20.8

Selected Balance Sheet Data
Working capital (1)	$145.0	$209.6	$249.3	$196.7	$157.4
Total assets	$809.1	$875.9	$815.5	$757.9	$634.7

Long-term debt, including current maturities	$298.8	$377.8	$438.8	$378.7	$308.8

Capital subject to redemption	$183.4	$186.5	$76.9	$72.2	$64.2

Other Financial Data
Beef sold (pounds in billions)	3.9	4.0	4.1	3.7	3.4
Capital expenditures	$40.8	$59.9	$41.7	$34.5	$18.2
Member distributions	$78.3	$43.1	$22.1	$17.7	$18.2

(1) Working capital represents the excess of current assets over current liabilities.

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

Overview

We are one of the largest beef processing companies in the U.S., accounting for approximately 14.1% of the federally inspected steer and heifer slaughter during our fiscal year ended August 29, 2009 as reported by the USDA. We process, package and deliver fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets. Our products include boxed beef, ground beef, hides, tallow and other beef and beef by-products. In addition, we sell value-added beef and beef by-products, including branded boxed beef, case-ready beef, portion control beef and further processed hides. We market our products to retailers, food service providers, distributors, further processors and the U.S. military. We believe our relationship with USPB is a competitive advantage within the industry and provides us with a consistent and dependable supply of high-quality cattle, including for processing in value-added and other programs.

In July 1992, John R. Miller, Timothy M. Klein and Scott H. Smith, or the Management Team, in partnership with Farmland Industries, Inc., or Farmland, purchased the assets of Hyplains Dressed Beef, Inc. of Dodge City, Kansas. Upon completion of the purchase, the Management Team formed Hyplains Beef, LLC and commenced a $20.0 million expansion project to add boxed beef processing operations to the Dodge City facility. In December 1992, the management team assumed responsibility for the day-to-day operations of National Beef Packing Company, L.P. and, with Farmland, purchased its assets in April 1993. In 1995, Hyplains Beef, LLC and National Beef Packing Company, L.P. were merged into Farmland National Beef Packing Company, L.P., or FNBPC. In 1997, USPB purchased the interest in FNBPC then owned by the Management Team and became partners with Farmland.

In December 1997, FNBPC acquired what became a 75% interest in Kansas City Steak Company, LLC (Kansas City Steak), a portion control steak cutting operation.  In March 2003, FNBPC acquired National Carriers, Inc. (National Carriers), a refrigerated and livestock transportation company, from Farmland.  Effective August 6, 2003, USPB acquired a controlling interest in FNBPC and formed NBP.

Effective May 30, 2006, NBP completed the acquisition of substantially all of the assets of Brawley Beef, LLC (Brawley Beef), consisting of a state-of-the-art beef processing facility in Brawley, California pursuant to the Contribution Agreement with Brawley Beef and National Beef California, LP, or NBC.  NBC is a limited partnership formed with National Carriers, a wholly-owned subsidiary of NBP, acting as its general partner. Brawley Beef was an alliance of cattle producers in Arizona and California who owned the beef processing facility and supplied it with cattle. The facility commenced operations in December 2001.

National Beef Leathers, LLC, a wholly-owned subsidiary of NBP, purchased certain assets of a wet blue tannery located in St. Joseph, Missouri from Prime Tanning in March 2009.

Financial Statement Accounts

Net Sales.    Our net sales are generated from sales of boxed beef, case-ready beef, chilled and frozen export beef, portion control beef and beef by-products. Our net sales are affected by the volume of animals processed and the value that we extract from each animal.  The value that we extract from cattle processed, referred to as the cut-out value, is affected by beef prices and product mix, as premium products and further processed products generate higher prices and operating margins.  Our value-added products contribute significantly more, in terms of profits, than our traditional boxed beef products and are an important component of our profitability.  Wholesale beef prices fluctuate seasonally because of higher demand during the summer months.  Wholesale beef prices also fluctuate because of changes in supply and demand for competing proteins and other foods, as well as changes in cattle supply, which have typically followed a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction.  While we expect the supply of cattle to expand at some point in the next few years, we do not expect any growth in the near term.  In addition, beef and by-product sales are affected by the general economic environment and other factors.

Cost of Sales.    Our cost of sales is comprised of the cost of livestock and plant costs such as labor, packaging and utilities, and other facility expenses.  Total livestock costs are a function of the volume of animals processed and the price paid for each animal. Cattle prices vary over time and are affected by production cycles, weather, feed prices and other factors that affect the supply of and demand for livestock.  Cut-out value is a measure of the sales value of a beef carcass expressed on a per hundred weight basis.  Historically, changes in cut-out values and corresponding livestock costs have been positively correlated.

Selling, General and Administrative Expenses.    Selling expenses consist primarily of salaries, trade promotions, advertising, commissions and other marketing costs. General and administrative costs consist primarily of general management, insurance and professional expenses.

Overall Industry Outlook

Stabilization in the global and domestic economic environments has moderated the drop in beef demand realized since the summer of 2008.  Ample supplies of competing proteins and rising unemployment in the U.S. hinder sustained beef demand improvement.  We expect ongoing economic pressure to continue into at least early calendar year 2010.  The beef cattle herd liquidation has slowed due to late summer rains in several drought-stricken pasture areas.  The dairy herd liquidation, however, has continued due to weak milk prices.  We believe that the impact of overall cattle herd liquidation will be smaller fed-cattle supplies extending into at least calendar year 2011.  A tightened supply is expected to provide underlying support to cattle and beef prices, but any sustained strength in these prices is expected to hinge on demand improvement.  The export markets have found support from a weak U.S. dollar and inventory rationalization.  Global export demand is expected to continue to experience modest growth over the coming year led by foreign economic conditions improving at a slightly faster pace than in the U.S.

Beef Export Markets

Export markets for U.S. beef products remain constrained since the discovery of a single case of Bovine Spongiform Encephalopathy (BSE) in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.  In April 2008, our Brawley facility was suspended from shipping beef to Japan following the discovery of a short loin which included a portion of a spinal column, a specified risk material, prohibited by Japan.  Our Brawley facility was subsequently cleared to resume shipments to Japan on September 19, 2008.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006 but subsequently closed its border again in October 2007.  South Korea reopened its border and started inspecting U.S. beef near the end of June 2008.  Our Dodge City facility was removed for two days from the eligible supplier list to Mexico on December 23, 2008 for an alleged issue that arose in September of 2008 on a basis which we believe to be untrue and unfounded.  These constraints and uncertainties have historically had a negative impact on beef margins during the periods in which they occurred.

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

Goodwill and Other Intangible Assets.   We recognize excess cost over the fair value of the net tangible and identifiable intangible assets acquired in a reporting unit, and record this excess as goodwill.  We calculate the fair value of the applicable reporting unit using estimates of future cash flows. All of our goodwill has been allocated to the Core Beef segment.  In accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill

and Other Intangible Assets, we assess goodwill and other indefinite life intangible assets annually for impairment. If there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  Goodwill and other indefinite life intangible assets were tested for impairment, and, as of August 29, 2009, management determined there was no impairment.

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

Valuation of Capital Subject to Redemption.  Historically, NBP has had agreements whereby certain of its members have had the right to require that NBP repurchase their interests.  This has resulted in a portion of its equity being classified as capital subject to redemption.  At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, affiliates of our President and Chief Executive Officer, Timothy M. Klein, and/or NBPCo Holdings have the right to require that NBP repurchase their interests, the value of which is to be determined by a specified formula or a mutually agreed process.  If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  On April 13, 2009, NBP entered into two Unit Redemption Agreements (the “Unit Redemption Agreements”) pursuant to Section 12.5 of NBP’s limited liability company agreement to redeem at agreed upon redemption prices all of the membership interests in NBP that were owned or controlled by NBP’s former Chief Executive Officer, John R. Miller, and an affiliate of its former General Counsel, Scott H. Smith, as well as 25% of the membership interests in NBP that were owned by affiliates of Mr. Klein.  As a result, Mr. Miller and Mr. Smith and their affiliates received approximately $91.3 million and $22.8 million, respectively, for their units and are no longer members of NBP.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units.

NBP accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At August 29, 2009, the value of the capital subject to redemption was determined to be $240.6 million, which was in excess of its carrying value.  After giving effect to the redemption of interests in April 2009 and the accretion of value, the carrying value of capital subject to redemption at August 29, 2009 was $183.4 million.  Offsetting the change in the value of the capital subject to redemption is a corresponding change in the members’ capital.

Generally accepted accounting principles require NBP to determine the fair value of the capital subject to redemption at the end of each reporting period.  To the extent that this value increases, this change in fair value is accreted over the redemption period as discussed above.  At February 28, 2009, May 30, 2009 and August 29, 2009, management used the agreed upon redemption prices that were used in the Unit Redemption Agreements discussed above in measuring the fair value of the capital subject to redemption.  The Unit Redemption Agreement between NBP and Timothy Klein and affiliates provides for a formula-based method of calculating their interest once an appraisal election has been given. This formula-based method was used in valuing the interest of Timothy Klein and affiliates at August 29, 2009.

The total value of the capital subject to redemption at August 29, 2009, increased by approximately $20.3 million compared to the value at August 30, 2008.  The increase in the value of the capital subject to redemption recorded on the balance sheet reflects the increase in the unit value represented by the Unit Redemption Agreements, offset by the purchase of certain interests in 2009.

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated (amounts in millions):

	52 weeks ended	53 weeks ended	52 weeks ended
	August 29, 2009	August 30, 2008	August 25, 2007

Net sales	$5,449.3	$5,847.3	$5,578.5
Costs and expenses:
Cost of sales	5,187.1	5,612.4	5,443.9
Selling, general and Administrative	43.1	43.7	42.5
Depreciation and Amortization	44.4	36.4	32.4
Operating income	174.7	154.8	59.7
Other income (expense):
Interest income	0.2	0.5	0.6
Interest expense	(23.3)	(34.0)	(39.4)
Other, net	(7.8)	5.0	1.0
Total other expense, net	(30.9)	(28.5)	(37.8)
Income tax expense	(0.9)	(1.8)	(1.9)
Net income	$142.9	$124.5	$20.0

Our fiscal year is the 52 or 53 week period ending on the last Saturday in August.

Fiscal Year Ended August 29, 2009 Compared to Fiscal Year Ended August 30, 2008

Net Sales.    Sales were approximately 6.8% lower in fiscal year 2009 compared to fiscal year 2008 due in part to an approximate 2.5% decrease in the average volume of cattle processed per week and in part to the extra week in fiscal year 2008 as compared to fiscal year 2009.  The average beef sales prices per head decreased approximately 2.3% during fiscal year 2009 as the demand for beef products during fiscal year 2009 was not as strong compared to fiscal year 2008.

Cost of Sales.   Cost of sales was $5,187.1 million for fiscal year 2009, a decrease of $425.3 million, or 7.6%, from $5,612.4 million for fiscal year 2008.  The decrease resulted partially from a decrease of approximately 2.5% in the number of live cattle purchased on a per week basis in addition to the additional week in fiscal year 2008.  Also contributing to this decrease was a decrease in live cattle prices of approximately 7.4%.  Partially offsetting these decreases was an increase in the average cattle weights by approximately 0.8% during fiscal year 2009 as compared to fiscal year 2008.  Cost of sales, as a percentage of net sales, was 95.2% and 96.0% for fiscal years 2009 and 2008, respectively.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses were $43.1 million for fiscal year 2009, a decrease of $0.6 million or 1.4%, from $43.7 million for fiscal year 2008.  The decrease for this period is primarily due to a decrease in legal fees of approximately $1.3 million, a decrease in travel and related expenses of approximately $0.9 million and a decrease in marketing expense of approximately $0.7 million.  Fiscal year 2008 reflects an extra week of expense as compared to fiscal year 2009 which contributed to the decreases in the marketing expenses discussed above as well as the selling, general and administrative expenses in general.  Partially offsetting these decreases was an increase in payroll and benefits of approximately $1.1 million and an increase in the provision for bad debts of approximately $0.4 million.  Selling, general, and administrative expenses, as a percentage of net sales, were 0.8% and 0.7% for the fiscal years 2009 and 2008, respectively.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $8.0 million, or 22.0%, for fiscal year 2009 as compared to fiscal year 2008.  Depreciation expense increased due to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during fiscal year 2009 and to assets being placed into service at our three beef plants and two case ready plants during fiscal year 2008.  Partially offsetting these increases, fiscal year 2008 reflects an extra week of expense as compared to fiscal year 2009.

Operating Income.  Operating income was $174.7 million for fiscal year 2009, an increase of $19.9 million, or 12.9%, from $154.8 million for fiscal year 2008.  Operating income, as a percentage of net sales, was 3.2% and 2.6% for fiscal years 2009 and 2008, respectively.  The improvement in operating income during fiscal year 2009 resulted primarily from increased profitability from sales of our commodity beef products, exports and our value-added product offerings during that fiscal year.  The improvement in profitability from sales of our commodity beef products was primarily attributable to the improvement in demand relative to the price of cattle.

Interest Expense.  Interest expense was $23.3 million for fiscal year 2009 compared to $34.0 million for fiscal year 2008, a decrease of $10.7 million, or 31.5%.  The decrease in interest expense during the 52 week period of fiscal 2009 as compared to the 53 week period of fiscal 2008 was due primarily to the purchase and cancellation of an aggregate principal amount of our senior notes of approximately $62.5 million and $30.6 million during fiscal years 2009 and 2008, respectively.  The repayment of approximately $25.7 million of our term note in December 2008 also contributed to the decline in interest expense for fiscal year 2009.  Also contributing to the decrease in interest expense was lower interest rates on our variable rate debt, a decrease of approximately 189 basis points, during the comparable periods and an approximate $13.8 million decrease in the weighted average principal amount of our variable rate debt for fiscal year 2009 as compared to fiscal year 2008.  Also contributing to these decreases was an extra week of interest expense in fiscal year 2008 as compared to fiscal year 2009.

Other, net.  Other non-operating expense, net was $7.8 million in fiscal year 2009 compared to other non-operating income, net of $5.0 million in fiscal year 2008, a decrease of $12.8 million.  The decrease in other, net was primarily related to the write-off of approximately $5.6 million in legal fees which was primarily related to the termination of a purchase agreement in February 2009 and approximately $1.5 million related to the write-off of debt issuance costs.  Also contributing to the decrease was the approximate $0.7 million write-off of obsolete parts at our case ready facilities during the second quarter of fiscal 2009.  Fiscal year 2008 included approximately $3.4 million in income for a settlement of a lawsuit related to corrugated packaging materials and about $1.3 million in income related to proceeds received in redemption of an investment interest in which our basis had previously been written down to zero, both of which did not recur during the comparable period of this year.  Fiscal years 2009 and 2008 also included $1.4 million and $0.4 million, respectively, in expense for the write-off of unamortized loan costs associated with the repurchase and cancellation of our senior notes during fiscal years 2009 and 2008 and amending and restating our credit facility during fiscal year 2009.

Income Tax Expense.  Income tax expense was $0.9 million for fiscal year 2009 as compared to $1.8 million for fiscal year 2008, a decrease of $0.9 million, or 50.0%, primarily related to our subsidiary, National Carriers.  Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.  The effective tax rate for National Carriers was relatively consistent for both fiscal years 2009 and 2008.

Net Income.  As a result of the factors described above, net income for fiscal year 2009 was approximately $142.9 million compared to net income of approximately $124.5 million for fiscal year 2008, an increase of approximately $18.4 million.

Fiscal Year Ended August 30, 2008 Compared to Fiscal Year Ended August 25, 2007

Net Sales.  Net sales were $5,847.3 million for fiscal year 2008, an increase of $268.8 million, or 4.8%, compared to $5,578.5 million for fiscal year 2007.  The moderate increase in net sales resulted primarily from an average increase in beef sales prices per head of 8.5% in the 53 week period ended August 30, 2008 as compared to the 52 week period in the prior year.  Also contributing to the increase in net sales was an approximate 20.2% increase in export sales during fiscal year 2008 as compared to fiscal year 2007.  Export sales in fiscal 2008 were aided by improved conditions in the Asian markets.  In addition, fiscal year 2008 reflects an extra week of sales activity as compared to fiscal year 2007.  Partially offsetting these increases in net sales was an approximate 2.6% decrease in the volume of cattle processed during fiscal 2008 as compared to fiscal 2007.

Cost of Sales.  Cost of sales was $5,612.4 million for fiscal year 2008, an increase of $168.5 million, or 3.1%, from $5,443.9 million for fiscal year 2007. The increase was primarily a result of an extra week of costs in fiscal year 2008 as compared to fiscal year 2007.  Also contributing to the increase in cost of sales was increased live cattle prices that were approximately 2.7% higher due to the continued tight supply of market-ready cattle and to the cattle being heavier, at average weights 1.2% more, during the 53 week period of fiscal 2008 than the 52 week period of 2007.  Partially offsetting these increases was a decrease in the volume of cattle processed by approximately 2.6% during fiscal 2008 as compared to fiscal 2007.  Cost of sales, as a percentage of net sales, was 96.0% and 97.6% for fiscal years 2008 and 2007, respectively.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses were $43.7 million for fiscal year 2008, an increase of $1.2 million or 2.8%, from $42.5 million for fiscal year 2007.  The increase for this period is primarily due to an increase in payroll and benefit expenses of approximately $1.7 million and an increase in marketing expense of approximately $0.8 million.  Fiscal year 2008 reflects an extra week of expense as compared to fiscal year 2007 which contributed to the increases in the payroll and benefit and marketing expenses discussed above as well as the selling, general and administrative expenses in general.  Offsetting these increases in selling, general and administrative expenses were decreases of approximately $0.8 million in the provision for bad debts and approximately $0.4 million in repairs and maintenance costs during fiscal year 2008 as compared to fiscal year 2007.  Selling, general, and administrative expenses, as a percentage of net sales, were 0.7% and 0.8% for the fiscal years 2008 and 2007, respectively.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $4.0 million, or 12.3%, for fiscal year 2008 as compared to fiscal year 2007.  Depreciation expense increased due to assets being placed into service, primarily at the Dodge City and Brawley beef plants, during the fiscal year 2007 and to assets being placed into service at our three beef plants and at the two Case Ready plants during fiscal year 2008.  In addition, fiscal year 2008 reflects an extra week of expense as compared to fiscal year 2007.

Operating Income.  Operating income was $154.8 million for fiscal year 2008, a significant increase of $95.1 million, or 159.3%, from $59.7 million for fiscal year 2007.  Operating income, as a percentage of net sales, was 2.6% and 1.1% for fiscal years 2008 and 2007, respectively.  The significant improvement in operating income during fiscal year 2008 was related primarily to a more favorable market environment for our commodity beef products in 2008 as compared to 2007 and, to a lesser degree, increased profitability from our value-added product offerings and increased export sales.

Interest Expense.  Interest expense was $34.0 million for fiscal year 2008 compared to $39.4 million for fiscal year 2007, a decrease of $5.4 million, or 13.7%.  The decrease in interest expense during the 53 week period of fiscal 2008 as compared to the 52 week period of fiscal 2007 was due primarily to lower interest rates on our variable rate debt, a decrease of approximately 242 basis points.  Offsetting this decrease in interest rates was an increase in the weighted average of variable rate debt of approximately $8.7 million at August 30, 2008 as compared to August 25, 2007.  Also contributing to the offset was an extra week of interest expense in fiscal year 2008 as compared to fiscal year 2007.

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

Income Tax Expense.  Income tax expense was $1.8 million for fiscal year 2008 as compared to $1.9 million for fiscal year 2007, a decrease of $0.1 million, or 5.3%.  Beginning in calendar year 2008, some states in which we conduct business modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.6 million of these business taxes in income tax expense during fiscal 2008 as compared to fiscal 2007.  The decrease in income taxes for the period of approximately $0.7 million is related to our subsidiary, National Carriers.  Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.  The effective tax rate for National Carriers was relatively consistent for both fiscal years 2008 and 2007.

Net Income.  As a result of the factors described above, net income for fiscal year 2008 was approximately $124.5 million compared to net income of approximately $20.0 million for fiscal year 2007, an increase of approximately $104.5 million.

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

Core Beef—the majority of NBP’s revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products.  In addition, we sell beef by-products including hides to the variety meat, feed processing, fertilizer, pet food and leather tanning industries.  Aggregation criteria were applied to determine the constituents of the Core Beef segment.

Other—the Other segments of NBP consists of the operations of National Carriers, National Elite Transportation, LLC (National Elite), a provider of transportation logistics services, and Kansas City Steak.

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (amounts in thousands):

	52 weeks ended August 29, 2009	53 weeks ended August 30, 2008	52 weeks ended August 25, 2007
Net sales:
Core beef	$5,494,866	$5,877,374	$5,562,958
Other	239,406	237,100	225,687
Eliminations	(284,994)	(267,182)	(210,112)
Total net sales	$5,449,278	$5,847,292	$5,578,533

Depreciation and amortization:
Core beef	$42,128	$35,119	$31,126
Other	2,240	1,289	1,312
Total depreciation and amortization	$44,368	$36,408	$32,438

Operating income:
Core beef	$167,394	$148,478	$51,970
Other	7,323	6,303	7,688
Total operating income	174,717	154,781	59,658

Interest income	173	460	669
Interest expense	(23,344)	(33,996)	(39,426)
Other income	(6,468)	5,723	1,334
Minority interest	(1,292)	(704)	(313)
Total income before taxes	$143,786	$126,264	$21,922

	August 29, 2009	August 30, 2008
Assets:
Core beef	$764,486	$838,594
Other	45,857	37,934
Eliminations	(1,198)	(626)
Total assets	$809,145	$875,902

Fiscal Year Ended August 29, 2009 Compared to Fiscal Year Ended August 30, 2008

Core Beef

Net Sales.  Net sales for Core Beef were $5,494.9 million in fiscal year 2009 compared to $5,877.4 million in fiscal year 2008, a decrease of $382.5 million or 6.5%.  The decrease in net sales resulted in part from an approximate 2.5% decrease in the average volume of cattle processed per week and in part to the extra week in fiscal year 2008 as compared to fiscal year 2009.  The average beef sales prices per head decreased approximately 2.3% during fiscal year 2009 as the demand for beef products during fiscal year 2009 was not as strong compared to fiscal year 2008.

Depreciation and Amortization.  Depreciation and amortization of Core Beef was $42.1 million in fiscal year 2009 as compared to $35.1 million in fiscal year 2008, an increase of $7.0 million or 19.9%.  Depreciation expense increased due to assets being placed into service, primarily at the Dodge City and Liberal beef plants, during the fiscal year 2009 and to assets being placed into service at our three beef plants and two case ready plants during fiscal year 2008.  Partially offsetting these increases, fiscal year 2008 reflects an extra week of expense as compared to the fiscal year 2009.

Operating Income.  Operating income for Core Beef was $167.4 million in fiscal year 2009 compared to $148.5 million in fiscal year 2008, an increase of $18.9 million or 12.7%.  The improvement in operating income during the 52 week period of fiscal year 2009 resulted primarily from an overall improved demand for boxed beef across commodity beef, exports and value-added products as well as lower cattle prices as compared to the 53 week period of fiscal year 2008.

Other

Net Sales.  Net sales for Other were $239.4 million in fiscal year 2009 compared to $237.1 million in fiscal year 2008, an increase of $2.3 million or 1.0%.  The slight increase was primarily due to increased sales at our portion control facility which were offset by decreased fuel surcharge revenues at our transportation company during fiscal year 2009 as compared to fiscal year 2008.  In addition, fiscal year 2008 reflects an extra week of sales activity as compared to fiscal year 2009.

Depreciation and Amortization.  Depreciation and amortization for Other was $2.2 million in fiscal year 2009 as compared to $1.3 million in fiscal year 2008, an increase of $0.9 million or 69.2%.  Depreciation expense increased due to assets being placed into service, primarily at our transportation company during fiscal year 2009.  Partially offsetting these increases, fiscal year 2008 reflects an extra week of expense as compared to fiscal year 2009.

Operating Income.  Operating income for Other was $7.3 million in fiscal year 2009 compared to $6.3 million in fiscal year 2008, an increase of $1.0 million or 15.9%.  The increase was due primarily to improved operating income of our portion control beef facility which was offset by a reduction of operating income of our transportation operations due to lower sales and higher depreciation expense during the 52 week period of fiscal year 2009 as compared to the 53 week period of fiscal year 2008.

Fiscal Year Ended August 30, 2008 Compared to Fiscal Year Ended August 25, 2007

Core Beef

Net Sales.  Net sales for Core Beef were $5,877.4 million in fiscal year 2008 compared to $5,563.0 million in fiscal year 2007, an increase of $314.4 million or 5.7%.  The moderate increase in net sales resulted primarily from an average increase in beef sales prices per head of 8.5% during the 53 week period ended August 30, 2008 as compared to the 52 week period ended August 25, 2007.  Also contributing to the increase in net sales was an approximate 20.2% increase in export sales during fiscal year 2008 as compared to fiscal year 2007.  In addition, fiscal year 2008 reflects an extra week of sales activity as compared to fiscal year 2007.  Partially offsetting these increases in net sales was an approximate 2.6% decrease in the volume of cattle processed during fiscal 2008 as compared to fiscal 2007.

Depreciation and Amortization.  Depreciation and amortization of Core Beef was $35.1 million in fiscal year 2008 as compared to $31.1 million in fiscal year 2007, an increase of $4.0 million or 12.9%.  Depreciation expense increased due to assets being placed into service, primarily at the Dodge City and Brawley beef plants, during the fiscal year 2007 and to assets being placed into service at our three beef plants and our two Case Ready plants during fiscal year 2008.  In addition, fiscal year 2008 reflects an extra week of expense as compared to fiscal year 2007.

Operating Income.  Operating income for Core Beef was $148.5 million in fiscal year 2008 compared to $52.0 million in fiscal year 2007, an increase of $96.5 million or 185.6%.  The improvement in operating income during the 53 week period of fiscal year 2008 resulted primarily from increased demand and selling prices for our commodity beef products and improved conditions in the Asian markets as compared to the 52 week period of fiscal year 2007.

Other

Net Sales.  Net sales for Other were $237.1 million in fiscal year 2008 compared to $225.7 million in fiscal year 2007, an increase of $11.4 million or 5.1%.  The increase was primarily due to increased fuel surcharge revenues at National Elite and increased sales at our portion control beef facility during the 53 week period of fiscal 2008 as compared to the 52 week period of fiscal 2007.  In addition, fiscal year 2008 reflects an extra week of sales activity as compared to fiscal year 2007.

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

Liquidity and Capital Resources

As of August 29, 2009, we had net working capital of approximately $145.0 million, which included $35.2 million in distributions payable, and cash and cash equivalents of $17.4 million.  As of August 30, 2008, we had net working capital of approximately $209.6 million, which included $43.0 million in distributions payable, and cash and cash equivalents of $25.5 million.  Our primary sources of liquidity are cash flow from operations and available borrowings under our amended and restated credit facility (Credit Facility).

As of August 29, 2009, we had $298.8 million of long-term debt, of which $11.5 million was classified as a current liability.  As of August 29, 2009, our Credit Facility consisted of an outstanding $176.9 million term loan (which is expected to be increased by as much as $75.0 million in November 2009) and a $225.0 million revolving line of credit loan, which had outstanding borrowings of $29.2 million (which are expected to be substantially or fully paid down with a portion of the proceeds of the expected increase in the term loan), outstanding letters of credit of $38.5 million and available borrowings of $143.6 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our Credit Facility have funded our acquisitions, working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our Credit Facility as of August 29, 2009.

Effective April 13, 2009, we amended the Credit Facility to increase the available borrowings under the facility by increasing the revolving line of credit by $25.0 million and the term loan by up to $75.0 million. We used $50.0 million from the revolver and $75.5 million from the issuance of Class A1 units to finance the redemption of the membership interests from certain members of management and their affiliates pursuant to their rights under the NBP’s limited liability company agreement.

In addition to outstanding borrowings under our Credit Facility, we had outstanding borrowings under industrial revenue bonds of $16.3 million, senior notes of $66.9 million and capital lease and other obligations of $9.5 million as of August 29, 2009.

Capital spending through fiscal year 2010 is expected to approximate $60.0 million. These expenditures are planned primarily for plant expansion, equipment renewals and improvements, including $3.2 million for environmental and air pollution control.

We believe that available borrowings under the Credit Facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Under the April 13, 2009 amendment to the Credit Facility, we are required to purchase or redeem $100.0 million aggregate principal amount of our outstanding senior notes on or before December 31, 2009. We intend to finance this required purchase with the increased available line of credit of $25.0 million and increased available term borrowings of up to $75.0 million.  As of August 29, 2009, we had purchased approximately $60.2 million of the $100.0 million aggregate principal amount of our senior notes required to be purchased.  We plan to redeem an additional approximately $37.9 million of the senior notes on November 25, 2009.  Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.  For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table below.

Operating Activities

Net cash provided by operating activities was $263.9 million in fiscal year 2009 as compared to $159.4 million in fiscal year 2008.  The $104.5 million increase was due partially to an increase of approximately $18.4 million in net income in fiscal year 2009 as compared to fiscal year 2008.  Also contributing to the improvement was net cash being provided through inventory and accounts receivable reductions during fiscal year 2009.

Net cash provided by operating activities was $159.4 million in fiscal year 2008 as compared to net cash used in operating activities of $4.2 million in fiscal year 2007.  The $163.6 million change was due primarily to a significant increase of approximately $104.5 million in net income in fiscal year 2008 as compared to fiscal year 2007.  Also contributing to the improvement was net cash being provided primarily in operating activities through inventory, accounts payable and accrued compensation and benefits during the 53 week period of fiscal year 2008 while net cash was used primarily in operating activities through accounts receivable during the 52 week period of fiscal year 2007.

Investing Activities

Net cash used in investing activities was $50.4 million in fiscal year 2009 as compared to $58.9 million in fiscal year 2008, a decrease of $8.5 million. The decrease was primarily attributable to more capital spending during fiscal year 2008 than fiscal year 2009.

Net cash used in investing activities was $58.9 million in fiscal year 2008 as compared to $41.4 million in fiscal year 2007, an increase of $17.5 million. The increase was primarily attributable to more capital spending during fiscal year 2008 and included the purchase of approximately $10.0 million of equipment that we had initially planned to lease.

Financing Activities

Net cash used in financing activities was approximately $221.7 million in fiscal year 2009 compared to net cash used in financing activities of $105.4 million in fiscal 2008.  The change was primarily attributed to an approximate $125.5 million redemption of member capital, an approximate $35.2 million increase in member distributions paid, the purchase and cancellation of an additional $31.9 million of our senior notes, approximately $25.7 million in repayments on our term note, and $11.6 million change in overdraft balances at August 29, 2009 as compared to August 30, 2008.  These changes were partially offset by an approximate $44.8 million increase in net revolver credit borrowings and by an approximate $75.5 million member capital contribution during fiscal year 2009.

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

Credit Facility

Effective April 13, 2009, our Credit Facility was amended to permit the redemption of our membership interests in the amount of $125.5 million, including the authorization and issuance of Class A1 units to help fund the redemption.  In addition, the terms of our Credit Facility were amended to:  (1) increase the borrowings under our Credit Facility by up to $100.0 million, of which up to $75.0 million is under our term loan and $25.0 million is under our revolving line of credit; (2) increase the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) shorten the maturity date of the term loan; (5) remove the restrictions on purchasing our senior notes and require the repurchase or redemption of $100 million aggregate principal amount of our senior notes; (6) increase the amount of capital expenditures we can make in any fiscal year from $50 million to $60 million, or $65 million if we expend less than $55 million in the immediately preceding fiscal year; and (7) add a financial covenant requiring us to maintain a specified Funded Debt to EBITDA ratio.  The related financing charges, an upfront fee of approximately $0.8 million and an arrangement fee of approximately $0.5 million, are being amortized over the life of the loan.

As of August 29, 2009, the Credit Facility consisted of a $176.9 million term loan (which is expected to be increased by as much as $75.0 million in November 2009), all of which was outstanding, and a $225.0 million revolving line of credit loan, which had outstanding borrowings of $29.2 million (which are expected to be substantially or fully paid down with a portion of the proceeds of the expected increase in the term loan), outstanding letters of credit of $38.5 million and available borrowings of $143.6 million, based on the most restrictive financial covenant calculations.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be based on borrowing base availability with grids for amounts greater than $150.0 million, $50.0 million to $150.0 million and less than $50.0 million.  As of August 29, 2009, the interest rates for the revolving loan and the term loan were approximately 3.88% and 3.51%, respectively.

Our funded debt to EBITDA ratio is not to be more than 3.75 to 1.00 at the end of each fiscal quarter.  If the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  As of August 29, 2009, we had met these borrowing base availability requirements under our Credit Facility.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.

The borrowings under the revolving loan are available for our working capital requirements, capital expenditures and other general corporate purposes, including the required purchase of $100.0 million aggregate principal amount of our senior notes on or before December 31, 2009.  The Credit Facility is secured by a first priority lien on substantially all of the Company’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $2.5 million on the last business day of each June and December commencing December 2009 through December 2010 after which required installment payments increase to approximately $4.8 million.  All outstanding amounts of the term loan are due and payable on July 25, 2012.  Prepayment of the term loan is allowed at any time.

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

Industrial Revenue Bonds

In conjunction with the fourth amendment and restatement of our credit facility, effective December 30, 2004, we entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City issued $102.3 million in bonds due in December 2019, used the proceeds to purchase our Dodge City facility (“the facility”) and leased the facility to us for an identical term under a capital lease.  The City’s bonds were purchased by us using proceeds of our term loan under the Credit Facility.  Because the City has assigned the lease to the bond trustee for the benefit of NBP as the sole bondholder, we, in effect, control enforcement of the lease against ourselves.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides us with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on our behalf to fund the purchase of equipment and construction of improvements at our facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.8 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively.  However, because each series of bonds is backed by a letter of credit under our Credit Facility, these due on demand bonds have been presented as non-current obligations until twelve months prior to their maturity.  Included in current portion of long-term debt at August 29, 2009 was approximately $4.0 million of the bonds due October 1, 2009.  As of August 29, 2009, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million and the amount outstanding on the $5.9 million series of bonds had been reduced to $4.0 million.  Pursuant to a lease agreement, we lease the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 1.5% in fiscal year 2009. We have the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, we assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal year 2009 was 1.6%.  These bonds have a maturity date of October 1, 2016.  We have the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

Utilities Commitment

Effective December 30, 2004, we finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, we have committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $1.4 million was paid in each of the fiscal years 2009, 2008 and 2007, respectively.  Payments under the commitment will be $1.7 million in fiscal year 2010, and $0.8 million in each of the fiscal years 2011, 2012, 2013, and 2014, with the remaining balance of $8.1 million to be paid in subsequent years.

10 ½% Senior Notes

The 10 ½% senior notes will mature on August 1, 2011.  Interest on the senior notes is payable semi-annually in arrears on August 1 and February 1 of each year, which commenced on February 1, 2004.  The senior notes are senior unsecured obligations, ranking equal in right of payment with all of our other senior unsecured obligations.  During the 12 month period commencing August 1, 2008, the senior notes were redeemable at 102.625% of their principal amount.  The senior notes are now redeemable at 100% of their principal amount.  We have notified the holders of the senior notes that we plan to redeem approximately $37.9 million in aggregate principal amount of the senior notes on November 25, 2009 at their principal amount plus accrued interest to the date of such redemption.  The Indenture governing the senior notes contains certain covenants that restrict our ability to:

•                  incur additional indebtedness;

•                  make restricted payments;

•                  sell our assets;

•                  direct the Company’s restricted subsidiaries to pay dividends or make other payments;

•                  create liens;

•                  merge or consolidate with another entity; and

•                  enter into transactions with affiliates.

During fiscal years 2009 and 2008, we purchased and cancelled approximately $62.5 million and $30.6 million of our senior notes, respectively.

Cash Payment Obligations

The following table describes our cash payment obligations as of August 29, 2009 (in thousands):

	Total	Year 1 FY10	Year 2 FY11	Year 3 FY12	Year 4 FY13	Year 5 FY14	After Year 5
Term loan facility	$176,903	$5,000	$7,296	$164,607	$—	$—	$—
Interest on long-term debt (1)	39,109	15,706	15,029	7,887	90	90	307
Revolving credit facility	29,168	—	—	29,168	—	—	—
Senior notes	66,855	—	66,855	—	—	—	—
Industrial Revenue Bonds	16,320	4,075	—	—	—	—	12,245
Capital leases (including interest)	10,902	2,804	1,697	1,667	1,659	3,075	—
City of Brawley loan	200	—	80	40	40	40	—
Operating leases	29,345	12,997	7,983	5,677	1,677	950	61
Purchase commitments	8,365	8,365	—	—	—	—	—
Cattle commitments (2)	82,129	82,129	—	—	—	—	—
Utilities commitment	13,125	1,734	818	820	818	816	8,119
Total	$472,421	$132,810	$99,758	$209,866	$4,284	$4,971	$20,732

(1)  Computed based on scheduled maturities and current effective interest rates.

(2)  We make a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to our plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at our facilities.  This amount approximates our outstanding cattle commitments at August 29, 2009.

Off-Balance Sheet Arrangements

As of August 29, 2009 we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe that our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material affect on our operations in fiscal years 2009, 2008 and 2007. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

Seasonality and Fluctuations in Operating Results

Our operating results are influenced by seasonal factors in the beef industry. These factors affect the price that we pay for livestock as well as the ultimate price at which we sell our products. The seasonal demand for beef products is highest in the summer and spring months as weather patterns permit more outdoor activities and there is an increased demand for higher value items that are grilled, such as steaks. Both live cattle prices and boxed beef prices tend to be at seasonal highs during the summer and fall. Because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

The principal market risks affecting our business are exposure to changes in prices for commodities, such as livestock and boxed beef, and interest rate risk.

Commodities. We use various raw materials, many of which are commodities. Raw materials are generally available from several different sources, and we presently believe that we can obtain them as needed.  Commodities are subject to price fluctuations that may create price risk. From time to time, we may hedge commodities in order to mitigate this price risk. While this may tend to limit our ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices.  To the extent the contracts are not designated as normal purchases, we reflect commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of operations as a component of costs of goods sold.

We purchase cattle for use in our processing businesses. From time to time, we enter into forward purchase contracts at prices determined prior to the delivery of the cattle. The commodity price risk associated with these activities can be hedged by selling (or buying) the underlying commodity, or by using an appropriate commodity derivative instrument. The particular hedging instrument we use depends on a number of factors, including availability of appropriate derivative instruments.

We sell commodity beef products in our business. Commodity beef products are subject to price fluctuations that may create price risk. From time to time, we enter into forward sales contracts at prices determined prior to shipment. We may hedge the commodity price risk associated with these activities in order to mitigate this price risk.  While this may tend to limit our ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity beef prices.  To the extent the contracts are not designated as normal sales, we reflect commodity contract gains and losses as adjustments to the basis of underlying commodities sold; gains or losses are recognized in the statement of operations as a component of net sales.

From time to time, we purchase cattle futures and options contracts.  Our primary use of these contracts is to partially determine our future input costs when we have committed forward sales purchase orders from customers at a specified fixed price.  On August 29, 2009, we held futures contracts covering approximately 168 million pounds of cattle.  The longest duration futures contract owned is ten months.  In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, we account for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  We feel that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of August 29, 2009 and August 30, 2008, the potential change in the fair value of the derivative instruments we hold that are not designated as normal purchases or sales, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $16.4 million and $1.2 million, respectively.  This significant change was primarily due to the cattle futures contracts that we entered into during the first quarter of fiscal 2009 to offset the risk of fixed-price sales commitments.

Interest Rates.  As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.  As of August 29, 2009, the weighted average interest rate on our $222.4 million of variable interest debt was approximately 3.36%.  As of August 28, 2008, the weighted average interest rate on our $234.6 million of variable rate debt was approximately 4.0%

We had total interest expense of approximately $23.3, $34.0 and $39.4 million in fiscal years 2009, 2008 and 2007, respectively.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $4.8, $5.2 and $5.0 million in fiscal years 2009, 2008 and 2007, respectively.

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

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).         CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and managers of the Company; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 29, 2009.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of August 29, 2009, the Company’s internal control over financial reporting was operating effectively.

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

	Age as of
Name	August 29, 2009	Positions

Timothy M. Klein	52	Chief Executive Officer and Manager

Jay D. Nielsen	54	Chief Financial Officer

Terry L. Wilkerson	58	Executive Vice President, Operations

David L. Grosenheider	52	Executive Vice President, Business Planning and Analysis

Monte E. Lowe	51	Executive Vice President, Sales and Marketing

Michael J. Eckman	59	Executive Vice President, Human Resources

Scott H. Smith	56	General Counsel and Secretary

Steven D. Hunt	50	Chairman of Board of Managers

John R. Miller	56	Manager

Richard A. Jochum	49	Manager

Timothy M. Klein has been a manager and has been our Chief Executive Officer since July 2009.  Prior to this appointment, Mr. Klein served as our President and Chief Operating Officer since 1998.  Mr. Klein served as our Executive Vice President from 1992 through 1998.

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

Monte E. Lowe has served as our Executive Vice President of Sales and Marketing since 1993.

Michael J. Eckman has served as our Executive Vice President, Human Resources since November 2001.

Scott H. Smith has served as our General Counsel since 1992 and has served as our Secretary since 2003.

Steven D. Hunt has served as the Chairman of our Board of Managers since USPB acquired majority interest in us on August 6, 2003.  Mr. Hunt was one of the founders of USPB and has served as its Chief Executive Officer since 1996.

John R. Miller serves as one of our managers and is also a consultant to us.  Mr. Miller served as our Chief Executive Officer from 1992 through July 2009.  Mr. Miller served as the Chief Executive Officer of National Carriers, Inc., from 1992 through July 2009 and he served as the Chief Executive Officer of aLF Ventures, LLC from 2001 through July 2009.

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

Code of Ethics

NBP has adopted a corporate code of ethics for its principal executive officer, principal financial officer and principal accounting officer or controller within the meaning of the rules and regulations of the Securities and Exchange Commission.  A copy of the Code may be obtained, without charge, upon written request to Bret G. Wilson, General Counsel, National Beef Packing Company, LLC, P. O. Box 20046, Kansas City, Missouri 64195.

ITEM 11.               EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This section provides a discussion of the background and objectives of our compensation programs for senior management, including the following officers whom we refer to as our named executive officers:

Name	Title
Timothy M. Klein	President and Chief Executive Officer (July 27, 2009 to present) President and Chief Operating Officer (until July 27, 2009)
John R. Miller	Chief Executive Officer (until July 27, 2009)
Jay D. Nielsen	Chief Financial Officer
Terry L. Wilkerson	Executive Vice President, Operations
David L. Grosenheider	Executive Vice President, Business Planning and Analysis
Monte E. Lowe	Executive Vice President, Sales and Marketing

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

Objectives and Design of Our Compensation Program

Our executive compensation program is designed to attract, retain, and reward talented executives who can contribute to our long term success and is based on the following general principles:

•                  compensation must be competitive with that offered by other companies that compete with us for executive talent;

•                  differences in compensation should reflect differing levels of responsibilities; and

•                  performance-based compensation should focus on critical business objectives and align pay through performance-leveraged incentive opportunities.

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

Elements of Our Compensation Program

Base Salaries

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program.  The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with the Company.  Messrs. Miller and Klein from time to time may have received a substantially greater portion of their total compensation in the form of incentive pay because of the incentive opportunities negotiated as part of their employment agreements described later in this section.

Annual and Long Term Incentives

We maintain an annual incentive plan called the Management Incentive Program for the purpose of providing additional incentive compensation opportunities for our management and professional employees.  With the exception of Messrs. Miller and Klein, all of our named executive officers participated in the Management Incentive Program for fiscal year 2009.  Bonuses are earned under the plan if the Company attains certain minimum profit objectives in the applicable fiscal year, and paid to participants by November 30 following the end of the applicable fiscal year.  The Management Incentive Program was designed to align the interests of management towards the achievement of a common goal of maximizing net income for the Company.  The common goal upon which awards are based in the Management Incentive Program is “pre-bonus net income”.  “Pre-bonus net income” for the relevant business units is net income as normally calculated under generally accepted accounting principles, but before bonus expenses of the Company.  Generally, no bonuses are paid under the Management Incentive Program unless the Company achieves a threshold “pre-bonus net income” determined by the Board prior to or shortly after the beginning of each fiscal year.  Management may recommend to the Board, however, that bonuses be awarded notwithstanding the fact that the Company did not achieve the threshold “pre-bonus net income” in order to provide competitive compensation to employees.  Under the Management Incentive Program for fiscal year 2009, $20.0 million in “pre-bonus net income” had to be achieved before bonuses could be paid.  The Company believes “pre-bonus net income” is an appropriate measure of Company performance to utilize in making performance-based compensation decisions as senior management uses the same measure to evaluate the day-to-day performance of the business.  According to the terms of the plan, if the pre-bonus net income threshold is met, a bonus pool is established as a percentage of pre-bonus net income and allocated to the named executive officers who are plan participants in proportion with their salaries relative to other salaried employees of the Company.

We also maintain a long term incentive plan called the Management Long Term Incentive Plan (“LTIP”).  Participation is determined by the Chief Executive Officer for each fiscal year and is limited solely to key management employees who have a significant impact on the Company’s long term, strategic results.  With the exception of Messrs. Miller and Klein, all of our named executive officers participated in this plan for fiscal year 2009.

Prior to or shortly after the beginning of each fiscal year, our Chief Executive Officer establishes the performance goals for the fiscal year and allocates to each participant a specified portion of the total incentive pool available for award under our LTIP.  In determining each participant’s portion of the total pool, the Chief Executive Officer considers the participant’s ability to influence overall performance.  The more senior the employee’s position with the Company, the greater the portion of compensation that varies with performance.  The Chief Executive Officer is not required to allocate the entire LTIP incentive pool for a given fiscal year and may reserve a portion to be used for discretionary awards in recognition of extraordinary individual performance.  Amounts earned for any fiscal year vest in three equal installments, with the first tranche vesting at the end of the third year following the year in which the award is earned.  For example, fiscal year 2009 awards will vest in equal installments of 33-1/3% each following the end of fiscal years 2012, 2013 and 2014.  Until paid, amounts credited under the LTIP accrue interest at the weighted cost of debt capital for the Company.  An executive will receive his incentive payment in cash at the time of vesting unless he elects to defer receipt of payment by making a timely deferral election in accordance with the terms of the plan.

According to the terms of the plan, if the minimum earnings before interest and taxes, or EBIT, return on invested capital threshold is met, a bonus pool is established as a percentage of the Company’s return on invested capital and allocated to the named executive officers who are plan participants in relation to their shares granted in the plan.  No bonuses will be earned under the LTIP unless the Company attains a return on capital of at least 15%.  In fiscal year 2009, $2,327,130 was generated under the formula used to calculate the LTIP.  Of this amount, approximately 5.4%, 8.9%, 8.9% and 8.9% was allocated to Messrs. Nielsen, Wilkerson, Grosenheider and Lowe, respectively.

Messrs. Miller and Klein do not participate in our annual or long term incentive plans.  Instead, each officer is eligible for annual and long term incentives set forth in their respective employment agreements described below. The annual incentives under their employment agreements have been based on the Company’s earnings before taxes and the long term incentives are based on the Company’s earnings before interest and taxes.

Employee Benefits

Each of our named executive officers is entitled to participate in the Company’s employee benefit plans (including 401(k) retirement savings, medical, dental, and life insurance benefits) on the same basis as other employees.

Employment-Related Agreements

Messrs. Klein and Miller are the only two named executive officers of the Company covered by an employment or consulting agreement.  Mr. Miller served as the Chief Executive Officer of NBP until July 27, 2009.

Agreement with Timothy M. Klein

Mr. Klein’s employment agreement in place during the majority of 2009 provided that Mr. Klein would receive an annual salary of $500,000.  On July 27, 2009, in connection with and effective upon his promotion to Chief Executive Officer, the Company entered into an amendment to Mr. Klein’s employment agreement.  The agreement also provided that Mr. Klein would have an annual bonus opportunity based on our earnings before taxes for each year and long term bonus opportunities based on our earnings before interest and taxes.  Pursuant to his employment agreement, Mr. Klein’s annual earnings-based bonus was computed applying the formula described in footnote 4 to the Grants of Plan-Based Awards table set forth below. Mr. Klein’s long term bonus opportunities included the following:

•                  If Mr. Klein was continuously employed through the last day of fiscal year 2009, he would be entitled to a bonus equal to: (a) if the Company’s cumulative EBIT during the period from the first day of fiscal year 2006 through the last day of fiscal year 2009 exceeds $115,000,000, 3.9% of such excess, up to cumulative EBIT of $150,000,000; plus (b) if such cumulative EBIT exceeds $150,000,000, 1.1% of such excess, up to cumulative EBIT of $175,000,000; plus (c) if such cumulative EBIT exceeds $175,000,000, .6% of such excess.

•                  If Mr. Klein is continuously employed through the last day of fiscal year 2012, he will be entitled to an additional long term bonus equal to: (a) if the Company’s cumulative EBIT during the period from the first day of fiscal year 2010 through the last day of fiscal year 2012 exceeds $115,000,000, 4% of such excess, up to cumulative EBIT of $150,000,000; plus (b) if such cumulative EBIT exceeds $150,000,000, .75% of such excess.

•                  If Mr. Klein is continuously employed through the last day of fiscal year 2014, he will be entitled to an additional long term bonus equal to: (a) if the Company’s cumulative EBIT during the period from the first day of fiscal year 2013 through the last day of fiscal year 2014 exceeds $76,667,000, 4% of such excess, up to cumulative EBIT of $100,000,000; plus (b) if such cumulative EBIT exceeds $100,000,000, .75% of such excess.

Agreements with John R. Miller

Effective December 30, 2008, the Company negotiated a new employment agreement with Mr. Miller to continue to serve as our Chief Executive Officer.  Mr. Miller’s previous employment agreement had expired in August 2008, and Mr. Miller had been serving as Chief Executive Officer in a month-to-month capacity during the interim period.  The new employment agreement generally replicated the terms of the employment agreement that expired in August 2008.   In line with Mr. Miller’s previous employment agreement, the new agreement provided that, in addition to his salary of $1.1 million, Mr. Miller would receive an annual bonus opportunity based on our earnings before taxes for each year and a long term bonus based on our earnings before interest and taxes, for the period between August 30, 2008 and August 28, 2010.  The new agreement also entitled Mr. Miller to receive certain benefits described in the agreement and other customary benefits in accordance with our Company policies.

On July 27, 2009, in connection with Mr. Miller’s vacating his position as Chief Executive Officer and taking on a new role as an advisor to the Company and to facilitate a management transition, the Company entered into a Consulting Agreement with Mr. Miller which provided for compensation terms substantially similar to his December 20, 2008 employment agreement.  Pursuant to the Consulting Agreement, Mr. Miller agreed to provide consulting services to the Company until August 28, 2010 (or such later date as may be agreed upon), the Expiration Date, for an annual consulting fee of $1.1 million.  The Consulting Agreement also provides that, in addition to his consulting fee, Mr. Miller will also be paid an annual incentive bonus and a long-term incentive bonus similar to those provided for in his previous employment agreement.  Pursuant to the Consulting Agreement, the Company also agreed to (i) provide office support to Mr. Miller, (ii) reimburse Mr. Miller for reasonable business expenses and (iii) continue to lease the two aircraft owned by Mr. Miller on an arms-length commercially reasonable basis pursuant to the existing leases of such aircraft.

Mr. Miller’s annual “earnings-based” bonus is computed applying the following formula: (a) if the Company’s cumulative earnings before taxes, or EBT, during the fiscal year exceeded $20,000,000, 2.75% of such excess, up to EBT of $80,000,000; plus (b) if such cumulative EBT exceeded $80,000,000, 1.0% of such excess. Mr. Miller’s long term bonus is based on the following formula and is subject to Mr. Miller’s continuous employment through the last day of fiscal year 2010: (a) if the Company’s cumulative EBIT during the period from the first day of fiscal year 2009 through the last day of fiscal year 2010 exceeded $76,667,000, 6.0% of such excess, up to cumulative EBIT of $100,000,000; plus (b) if such cumulative EBIT exceeded $100,000,000, 2.0% of such excess.

Impact of Tax and Accounting Treatments

We believe that the compensation paid to our named executive officers is fully deductible under the Internal Revenue Code at the time it is paid.  We further believe that Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”) did not have a material effect on our compensation program because we historically have not awarded stock options, restricted shares or other equity-based compensation.

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

The foregoing report is provided by the following managers, who constitute the Board:

Steven D. Hunt

Richard A. Jochum

John R. Miller

Timothy M. Klein

Summary Compensation Table

The table below sets forth information regarding the fiscal year compensation for our named executive officers.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus		Option Awards	Non- Equity Incentive Plan Compensation		Change in Pension Value	All Other Compensation		Total

Timothy M. Klein,	2009	$565,385	—		—	$4,137,310		—	$6,309		$4,709,004
President and	2008	$509,616	$150,000		—	$1,056,320		—	$5,591		$1,721,527
Chief	2007	$500,000	$150,000		—	$26,427		—	$5,074		$681,501
Executive Officer				(2)			(3)			(4)

John R. Miller,	2009	$1,051,923	—		—	$2,287,863		—	$5,549		$3,345,335
Former Chief	2008	$917,308	$300,000		—	$5,128,699		—	$5,061		$6,351,068
Executive	2007	$900,000	$300,000		—	$52,854		—	$4,772		$1,257,626
Officer				(5)			(6)			(7)

Jay D.	2009	$190,000	—		—	$257,667		—	$5,509		$453,176
Nielsen, Chief	2008	$184,519	—		—	$234,459		—	$4,694		$423,672
Financial	2007	$165,000	$9,037		—	$55,812		—	$4,274		$234,123
Officer				(8)			(9)			(10)

Terry L. Wilkerson,	2009	$275,000	—		—	$402,601		—	$11,110		$688,711
Executive	2008	$280,289	—		—	$373,709		—	$11,228		$665,226
Vice President,	2007	$260,577	$14,271		—	$91,872		—	$10,644		$377,364
Operations				(5)			(11)			(12)

David L. Grosenheider,
Executive	2009	$266,347	—		—	$397,063		—	$6,635		$670,045
Vice President,	2008	$254,808	—		—	$358,254		—	$5,917		$618,979
Business	2007	$242,789	$13,297		—	$91,872		—	$5,420		$353,378
Planning and				(5)			(13)			(14)
Analysis

Monte E. Lowe,
Executive	2009	$266,347	—		—	$397,063		—	$6,443		$669,853
Vice President,	2008	$254,808	—		—	$358,254		—	$5,917		$618,979
Sales and Marketing							(15)			(16)

(1)	Salaries are paid on a weekly basis. Fiscal years 2009 and 2007 consisted of 52 weeks while 2008 consisted of 53 weeks.

(2)	Represents aggregate quarterly bonuses paid pursuant to an employment agreement between Mr. Klein and the Company.

(3)	Represents annual earning-based bonuses of $26,427, $1,056,320 and $4,137,310 in fiscal years 2007, 2008 and 2009.

(4)

Comprised of a Company matching payment twoard a 401(K) retirement lan of $4,100, $4,770 and $4,600 in fiscal years 2007, 2008 and 2009, respectively, as well as a premium payment of life insurance benefit of $974, $821 and $1,709 in fiscal years 2007, 2008 and 2009, respectively.

(5)	Represents aggregate quarterly bonuses paid pursuant to an employment agreement between Mr. Miller and the Company.

(6)

Represents annual earnings-based bonus of $52,854, $2,112,640 and $2,287,863 in fiscal years 2007, 2008 and 2009, respectively, and a long-term bonus of $3,016,059 earned at the conclusion of fiscal year 2008.

(7)

Comprised of a Company matching payment toward a 401(k) retirement plan of $3,798, $4,240 and $3,840 in fiscal years 2007, 2008 and 2009, respectively, as well as a premium payment of life insurance benefit of $974, $821 and $1,709 in fiscal years 2007, 2008 and 2009, respectively.

(8)	Represents the executive’s portion of the $1.8 million aggregate discretionary bonus approved for management employees in fiscal year 2007.

(9)

Comprised of $38,596, $111,724 and $124,668 earned under the Management Long Term Incentive Plan for fiscal years 2007, 2008 and 2009, respectively, plus $17,216, $10,818 and $11,397 of accrued interest with respect to fiscal years 2007, 2008 and 2009, respectively, attributable to amounts credited on the executive’s behalf under the Management Long Term Incentive Plan for prior fiscal years. The 2008 and 2009 amounts also include $111,917 and $121,602 earned in fiscal years 2008 and 2009, respectively, under our Management Incentive Program.

(10)

Comprised of a Company matching payment toward a 401(k) retirement plan of $3,300, $3,873 and $3,800 for fiscal years 2007, 2008 and 2009, respectively, as well as a premium payment of life insurance benefit of $974, $821 and $1,709 in fiscal years 2007, 2008 and 2009, respectively.

(11)

Comprised of $64,326, $186,207 and $207,779 earned under the Management Long Term Incentive Plan in fiscal years 2007, 2008 and 2009, respectively, plus $27,546, $17,498 and $18,819 of accrued interest with respect to fiscal years 2007, 2008 and 2009, respectively, attributable to amounts credited on the executive’s behalf under the Management Long Term Incentive Plan for prior fiscal years. The 2008 and 2009 amounts also include $170,004 and $176,003 earned in fiscal years 2008 and 2009 under our Management Incentive Program.

(12)

Comprised of a Company matching payment toward a 401(k) retirement plan of $4,869, $5,606 and $4,600 in fiscal years 2007, 2008 and 2009, respectively, as well as a premium payment of life insurance benefit of $5,775, $5,622 and $6,510 in fiscal years 2007, 2008 and 2009, respectively.

(13)

Comprised of $64,326, $186,207 and $207,779 earned under the Management Long Term Incentive Plan in fiscal years 2007, 2008 and 2009, respectively, plus $27,546, $17,498 and $18,819 of accrued interest with respect to fiscal years 2007, 2008 and 2009, respectively, attributable to amounts credited on the executive’s behalf under the Management Long Term Incentive Plan for prior fiscal years. The 2008 and 2009 amounts also include $154,549 and $170,464 earned in fiscal years 2008 and 2009 under our Management Incentive Program.

(14)

Comprised of a Company matching payment toward a 401(k) retirement plan of $4,446, $5,096 and $4,927 in fiscal years 2007, 2008 and 2009, respectively, as well as a premium payment of life insurance benefit of $974, $821 and $1,708 in fiscal years 2007, 2008 and 2009, respectively.

(15)

Comprised of $186,207 and $207,779 earned under the Management Long Term Incentive Plan in fiscal years 2008 and 2009, respectively, plus $17,498 and $18,819 of accrued interest with respect to fiscal years 2008 and 2009, respectively, attributable to amounts credited on the executive’s behalf under the Management Long Term Incentive Plan for prior fiscal years. These amounts also include $154,549 and $170,464 earned in fiscal years 2008 and 2009, respectively, under our Management Incentive Program.

(16)

Comprised of a company matching payment toward a 401(k) retirement plan of $5,096 and $4,735 in fiscal years 2008 and 2009, respectively, as well as a premium payment of life insurance benefit of $821 and $1,708 in fiscal years 2008 and 2009, respectively.

Grants of Plan-Based Awards

The table below sets forth information regarding grants of non-equity plan-based awards made to our named executive officers during fiscal year 2009.  The Summary Compensation Table above reflects the actual dollar amounts earned under our annual and long term incentive plans.

Name and		Estimated Future Payouts Under Non- Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Principal Position	Grant Type/Date	Threshold ($)	Target ($)		Maximum ($)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Timothy M. Klein, President and Chief Executive Officer	—	—	1,206,842	(1)	—	—	—	—	—

John R. Miller, Former Chief Executive Officer	—	—	2,287,863	(2)	—	—	—	—	—

Jay D. Nielsen, Chief	MIP / -	—	121,602	(3)	—	—	—	—	—
Financial Officer	LTIP / -		124,668	(4)

Terry L. Wilkerson,	MIP / -	—	176,003	(3)	—	—	—	—	—
Executive Vice	LTIP / -		207,779	(4)
President, Operations

David L. Grosenheider, Executive Vice	MIP / -	—	170,464	(3)	—	—	—	—	—
President, Business	LTIP / -		207,779	(4)
Planning and Analysis

Monte E. Lowe,					—	—	—	—	—
Executive Vice	MIP / -	—	170,464	(3)
President, Sales and Marketing	LTIP / -		207,779	(4)

(1)                                  Pursuant to Mr. Klein’s employment agreement, (x) he is entitled to an annual bonus for fiscal year 2009 based on the following formula: (a) if the Company’s cumulative earnings before taxes, or EBT, during fiscal year 2009 exceeds $20,000,000, 1.432% of such excess, up to EBT of $80,000,000; plus (b) if such cumulatative EBT exceeds $80,000,000, 0.55% of such excess; and (y) he is entitled to an annual bonus for fiscal years 2010 and beyond based on the following formula: (a) if the Company’s cumulative earnings before taxes, or EBT, during any such fiscal year exceeds $20,000,000, 2% of such excess, up to EBT of $80,000,000; plus (b) if such cumulative EBT exceeds $80,000,000, 1% of such excess. There are no threshold, target or maximum amounts. The amount shown was earned in fiscal year 2009 from the annual incentive calculation.

(2)                                  Pursuant to Mr. Miller’s agreement with the Company, he is entitled to an annual bonus based on the following formula: (a) if the Company’s cumulative earnings before taxes, or EBT, during the fiscal year exceeds $20,000,000, 2.75% of such excess, up to EBT of $80,000,000; plus (b) if such cumulative EBT exceeds $80,000,000, 1.0% of such excess. There are no threshold, target or maximum amounts.  The amount shown was earned in fiscal year 2009 from the annual incentive calculation.

(3)                                  Executive is a participant in our Management Incentive Program, which is described under the heading “Annual and Long-Term Incentives” in our Compensation Discussion and Analysis.  Amounts earned under the Management Incentive Plan are determined as a percentage of a bonus pool that is established on the basis of our pre-bonus net income for the year assuming a minimum level of pre-bonus net income is attained. There are no threshold, target or maximum amounts.  The amount shown was calculated for fiscal year 2009 based on the formula.

(4)                                  Executive is a participant in our Management Long Term Incentive Program, which is described under the heading “Annual and Long-Term Incentives” in our Compensation Discussion and Analysis.  Amounts earned under the Management Long Term Incentive Program are determined as a percentage of the Company’s return on invested capital, assuming a minimum EBIT level is attained. There are no threshold, target or maximum amounts. The amount shown was calculated for fiscal year 2009 based on the formula.

formula: (a) if the Company’s cumulative earnings before taxes, or EBT, during any such fiscal year exceeds $20,000,000, 2% of such excess, up to EBT of $80,000,000; plus (b) if such cumulative EBT exceeds $80,000,000, 1% of such excess.  There are no threshold, target or maximum amounts.  The amount shown was earned in fiscal year 2009 from the annual incentive calculation.

Option Exercises and Stock Vested

The Company has not utilized stock options, restricted shares or similar equity-based awards for our named executive officers and there were no such awards exercised or vested during fiscal year 2009.

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

Name and Principal Position	Executive contributions in last fiscal year ($)	Registrant contributions in last fiscal year ($)		Aggregate earnings in last fiscal year ($)		Aggregate withdrawals/ Distributions ($)		Aggregate balance at fiscal year end ($)
Timothy M. Klein, President and Chief Executive Officer	—	—		—			(1)		(2)
John R. Miller, Former Chief Executive Officer	—	—		—			(3)	—
Jay D. Nielsen, Chief Financial Officer	—	124,668	(4)	11,397	(5)	59,415	(6)	330,450	(7)
Terry L. Wilkerson, Executive Vice President, Operations	—	207,779	(4)	18,819	(5)	95,064	(6)	547,826	(7)
David L. Grosenheider, Executive Vice President, Business Planning and Analysis	—	207,780	(4)	18,819	(5)	95,064	(6)	547,826	(7)
Monte E. Lowe, Executive Vice President, Sales and Marketing	—	207,780	(4)	18,819	(5)	95,064	(6)	547,826	(7)

(1)   Pursuant to Mr. Klein’s Deferred Equity Incentive Compensation Agreement dated August 6, 2003, 3,028,571 Class A interests and 304,762 Class C interests were earned by Mr. Klein for services performed prior to August 6, 2003. The Class A and Class C interests were issued on August 6, 2008 and partially redeemed in fiscal year 2009. The approximate value of the Class A and Class C interests that were redeemed was $1,061.905.

(2)   The value of the Class A and Class C interests held by Mr. Klein that remained outstanding at the end of the fiscal year 2009 was $2,271,428.

(3)   Pursuant to Mr. Miller’s Deferred Equity Incentive Compensation Agreement dated August 6, 2003, 6,057,143 Class A interests and 609,524 Class C interests were earned by Mr. Miller for services performed prior to August 6, 2003. The Class A and Class C interests were issued on August 6, 2008 and redeemed in fiscal year 2009. The value of the Class A and Class C interests that were redeemed was $6,666,667.

(4)          This amount represents the amount awarded to the executive under our Management Long Term Incentive Plan for fiscal year 2009.  This amount is also included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

(5)          This amount represents accrued interest on the incentive bonuses credited on the executive’s behalf under our Management Long Term Incentive Plan for fiscal year 2009 and earlier years.

(6)          This amount represents the vested incentive payments paid to executive during fiscal 2009 under our Management Long Term Incentive Plan.

(7)          This amount represents the aggregate unpaid incentive bonuses (both vested and non-vested) credited on executive’s behalf under our Management Long Term Incentive Plan for all fiscal years through 2009.

Amounts Deferred under the Long Term Incentive Plan

The Nonqualified Deferred Compensation table reflects amounts awarded and deferred under the LTIP. Pursuant to the LTIP, three years after the close of the fiscal year in which the award is granted, a participant becomes 33.33% vested.  At the close of each subsequent year, an additional 33.33% of the award vests until the award is fully vested.  Unless a participant elects to receive payment of the vested portions of his or her award for a particular year in cash, all amounts awarded under the plan remain in the plan as an investment in the working capital of the Company, even after such awards have vested.  The amounts that remain in the plan accrue interest at the weighted cost of debt capital, which for fiscal 2009 was 5.71%.  Vested awards remaining in the plan are paid to the participants or their respective beneficiaries upon disability, retirement or death.

Potential Payments upon Termination or Change in Control

The following table provides an estimate of the payments and benefits that would be paid to Messrs. Miller and Klein, assuming an August 29, 2009 termination date, upon voluntary or involuntary termination of employment.  The table does not reflect any payments or benefits that would be paid to our employees generally, including for example accrued salary and vacation pay or normal distribution of account balances under our qualified defined contribution plan.  Messrs. Nielsen, Wilkerson, Grosenheider, and Lowe are not shown below as the Company does not have any obligation to pay them any severance related compensation pursuant to a change in control, severance or similar agreement, plan or policy.

Name and Principal Position	Termination by executive for good reason ($)	Termination by us without cause ($)	Death or disability ($)
Timothy M. Klein, President and Chief Executive Officer (1)
• Base Salary	4,500,000	4,500,000	900,000
• Incentive Pay	20,303,259	20,303,259	3,562,791
• Fringe Benefits	57,023	57,023	11,405	(3)
• Total	24,860,282	24,860,282	4,474,196
John R. Miller, Former Chief Executive Officer (2)
• Base Salary	1,100,000	1,100,000	1,100,000
• Incentive Pay	8,987,152	8,987,152	8,987,152
• Fringe Benefits	10,645	10,645	10,645	(3)
• Total	10,097,797	10,097,797	10,097,797

(1)          The items shown in this table reflect the Company’s estimated obligations through the term of Mr. Klein’s employment agreement. The term of his agreement expires August 27, 2014.

(2)          The items shown in this table reflect the Company’s estimated obligations through the term of Mr. Miller’s consulting agreement.  The term of his agreement expires August 28, 2010.

(3)          Not payable in the event of death.

We may terminate Mr. Miller’s Consulting Agreement, subject to certain notice and hearing requirements, as applicable, by reason of Mr. Miller’s permanent disability, death or with or without cause.  Mr. Miller may terminate the agreement for any reason, no reason or “good reason” (as defined in the Consulting Agreement) upon written notice to the Company.  If the Consulting Agreement is terminated for death or disability, Mr. Miller shall be entitled to any accrued consulting fees, plus certain continuing consulting fees, Annual Bonus and Long-Term

Bonus amounts.  If the Consulting Agreement is terminated by the Company for cause or by Mr. Miller other than for “good reason,” the Company is only obligated to pay the amount of any accrued consulting fees.  If the Company terminates for no reason or Mr. Miller terminates for good reason, he shall be entitled to (1) consulting fees through the Expiration Date, (2) Annual Bonus that would have accrued for such year and each year through the Expiration Date, and (3) the long-term bonus that would have accrued through the Expiration Date.

Pursuant to the Consulting Agreement, Mr. Miller agreed that during the term of the agreement and for a period of 18 months thereafter, he will not compete directly or indirectly with the Company, including owning a significant interest in a competitive business, diverting or attempting to divert clients or customers or inducing an employee of the Company to leave such employment.  Mr. Miller also agreed to keep information concerning the Company confidential.

Mr. Klein’s employment agreement provides that if we terminate his employment without cause or if he terminates his employment with good reason, he will continue to receive his then-current salary and specified bonuses and we will maintain certain fringe benefits on his behalf for the remainder of the five-year term specified in the agreement. Mr. Klein’s employment agreement also contains a covenant not to compete for eighteen months following the termination of his employment, subject to certain conditions.

Manager Compensation

The members of our Board of Managers do not receive any separate compensation for serving in such capacity other than reimbursement of their out-of-pocket business expenses.

Compensation Committee Interlocks and Insider Participation

The Board makes all compensation-related decisions that affect Mr. Miller, our former Chief Executive Officer, and Mr. Klein, our current President and Chief Executive Officer.  Messrs. Miller and Klein, with input from the Board, make compensation-related decisions for all other senior management.  Other than as disclosed under Item 13. Transactions with Related Persons, and Director Independence below, none of our executive officers served as:

•                  a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Board; or

•                  a director of another entity, one of whose executive officers served on our Board.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as of August 29, 2009 with respect to the beneficial ownership of the membership interests of National Beef by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of National Beef, (ii) each of the members of our board of managers, (iii) each of our named executive officers, (iv) other executive officers who beneficially own membership interests in National Beef, and (v) all of the members of our board of managers and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

Beneficial Owner	Class B Interest	Percentage of Class
U.S. Premium Beef, LLC	10,664,475.0	68.5997%
NBPCo Holdings, LLC (1)	3,810,044.0	24.5083%
David L. Grosenheider	—	—
Steven D. Hunt	—	—
Richard A. Jochum	—	—
Timothy M. Klein (2)	1,071,429.0000	6.892%
John R. Miller	—	—
Jay D. Nielsen	—	—
Terry L. Wilkerson	—	—
Monte E. Lowe	—	—
All managers and executive officers as a group (8 persons)	15,545,948.0	100.0%

(1)          Eldon N. Roth is the controlling stockholder of NBPCo Holdings, LLC and is deemed to beneficially own the interests held by NBPCo Holdings, LLC.

(2)          Mr. Klein holds his interests through TKK Investments, LLC, and TMKCo., LLC, both of which are Missouri limited liability companies that are beneficially owned by Mr. Klein.

Equity Interests

USPB, NBPCo Holdings and affiliates of Timothy M. Klein each hold Class A and Class B interests in the Company.

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

Class A1 Interests. Class A1 interests are non-voting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 interests, payable with payment in kind Class A1 interests in lieu of cash if the Company’s EBITDA does not meet certain tests.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 units will be deemed to be converted to Class B units at a ratio in the LLC Agreement but will remain A1 units after such determination.

Class B Interests. Class B interests are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by the Company after allocation of income attributable to the Class A priority distribution.  In addition, the holders of Class B interests are entitled to receive quarterly distributions to make tax payments which consist of 48% of the Company’s remaining estimated taxable net income after the Class A priority distributions are made. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

USPB holds approximately 68.5997% of the Class B interests, as well as Class A and Class A-1 interests with an aggregate face amount of approximately $150.5 million, NBPCo Holdings owns approximately 24.5083% of the Class B interests, as well as Class A and Class A-1 interests with an aggregate face amount of approximately $51.2 million, and affiliates of Timothy M. Klein own approximately 6.892% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $2.3 million.

We do not have any equity compensation plans under which equity securities of National Beef are authorized for issuance.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Unit Redemption Agreements

On April 13, 2009, the Company entered into two Unit Redemption Agreements pursuant to Section 12.5 of its Limited Liability Company Agreement, dated as of August 6, 2003 (as amended from time to time, the “LLC Agreement”) to redeem at agreed upon redemption prices all of the membership interests in NBP that were owned or controlled by its former Chief Executive Officer, John R. Miller, and an affiliate of its former General Counsel, Scott H. Smith, as well as 25% of the membership interests in NBP that were owned by affiliates of our President and Chief Executive Officer, Timothy M. Klein.  As a result, Mr. Miller and Mr. Smith and their affiliates received approximately $91.3 million and $22.8 million, respectively, for their units and are no longer members of NBP.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units.

In connection with these transactions, the LLC Agreement was amended to provide that (i) the existing appraisal process for the valuation of NBP to be used for the remaining units controlled by Mr. Klein for his rights under Section 12.5 of the LLC Agreement has been replaced with an amount equal to a two-year average of our EBITDA (as defined in the LLC Agreement) multiplied by six minus our outstanding debt; and (ii) for purposes of redemption or liquidation, the Class B units controlled by Mr. Klein may be paid a non-dilution premium, which was at a maximum value of $4.3 million as of August 29, 2009.

In order to partially finance such redemptions, NBP created a new series of Class A units (referred to as “Class A1 units”) that were issued to USPB and NBPCo Holdings for approximately $55.8 million and $19.6 million, respectively.  Class A1 units are nonvoting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 units payable with payment in kind Class A1 units in lieu of cash if the Company’s EBITDA does not meet certain tests.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 units will be deemed to be converted to Class B units at a ratio stated in the LLC Agreement, but will remain Class A1 units after such determination.

We also financed a portion of the redemptions with $50.0 million of new borrowings under the revolving line of credit of the Credit Facility.  The Credit Facility was amended on April 13, 2009 to permit these redemptions, increase the borrowings under the Company’s term loan by up to $75.0 million, increase the revolving line of credit by $25.0 million, increase the interest rates of the term loan and revolving line of credit, shorten the maturity date of the term loan to July 2012 and revise the payment schedule of the term loan, among other things.

At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, affiliates of Mr. Klein and/or NBPCo Holdings have the right to require that the company repurchase their interests, the value of which is to be determined by a specified formula or a mutually agreed process. If the Company is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.

Transactions with U.S. Premium Beef

In December 1997, FNBPC entered into a contract with USPB to purchase a portion of our annual cattle requirements.  In connection with USPB’s purchase of its interest in FNBPC, USPB obtained the right, and became subject to the obligation, if requested, to deliver cattle annually to NBP pursuant to the supply agreement.  USPB now facilitates the delivery of cattle annually to us from its individual producer-owners.  The purchase price for the cattle is determined by our pricing grid, which, under the terms of our supply agreement with USPB, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing we offer to other suppliers. The standard market prices on the USPB pricing grid are reported by the USDA and certain adjustments to the market prices are made based on quality and yield of the cattle delivered by USPB members. The supply agreement provides that any disputes between us and USPB relating to the pricing grid shall be resolved by binding arbitration.  During fiscal year 2009, we obtained approximately 20.2% of the cattle we processed from USPB members under our contractual arrangement with USPB.  Any new purchase agreements and payment formulas with USPB must be consistent with our supply agreement existing at the time USPB acquired a majority interest in us on August 6, 2003.

Transactions with Beef Products, Inc.

Since 1994, we have had a business relationship with Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings, whereby we sell beef trimmings, referred to as trim, to BPI, primarily at a formula-based price, and we purchase processed lean beef from BPI at negotiated prices for use in our ground beef operations.  Our aggregate sales of trim to BPI totaled approximately $96.9 million, $132.4 million and $89.1 million, respectively, in fiscal years 2009, 2008 and 2007.  Our aggregate purchases of processed lean beef from BPI totaled approximately $28.9 million, $15.7 million, and $14.2 million, respectively, in fiscal years 2009, 2008 and 2007.

In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants.  In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal years 2009 and 2008, we paid approximately $1.7 million and $0.7 million, respectively, to BPI in technology and support fees.

Transactions with John R. Miller

In October 2003, we entered into an aircraft lease agreement under which we lease a business jet aircraft from John R. Miller Enterprises III, L.L.C., a limited liability company of which Mr. Miller is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During fiscal years 2009, 2008 and 2007, we paid $0.6 million, $0.7 million and $0.8 million, respectively, to lease the aircraft.  During each of fiscal years 2009, 2008 and 2007, we paid $0.1 million into an engine replacement reserve account for this aircraft.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, we entered into an aircraft lease agreement under which we lease another business jet aircraft from John R. Miller Enterprises III, L.L.C.  The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, L.L.C. in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During fiscal years 2009, 2008 and 2007 we paid $0.6 million, $0.7 million and $0.8 million, respectively, to lease the aircraft.  During each of fiscal years 2009, 2008 and 2007 we paid $0.1 million into an engine replacement reserve account for this aircraft.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

We believe that the terms of these aircraft leases are at least as favorable to us as we could have obtained from unaffiliated third parties.

Employment of Tom Klein

Tom Klein, the brother of Timothy M. Klein, our Chief Executive Officer, serves as Vice President, Value-Added of NBP.  During fiscal years 2009, 2008 and 2007, Tom Klein received compensation in this position of $272,810, $244,687 and $141,075, respectively.

Legal Expenses Not Reimbursed by Members

In connection with a contemplated strategic transaction, NBP incurred approximately $3.6 million of legal expenses, which were to be reimbursed by its members upon the closing of the transaction. As the transaction ultimately did not close, this reimbursement was not made and we recorded this amount as an expense in fiscal year 2009.

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

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 29, 2009 and August 30, 2008.

Type of Service	52 Weeks Ended August 29, 2009	53 Weeks Ended August 30, 2008
	(amounts in thousands)
Audit Fees	$412	$394
Audit-Related Fees	26	5
Tax Fees	—	—
All Other Fees	—	—
Total	$438	$399

Audit Fees

Audit fees relate to the audit of our consolidated financial statements, the reviews of quarterly reports on Form 10-Q and the review of the annual report on Form 10-K.

Audit-Related Fees

Audit-related fees in fiscal years 2009 and 2008 primarily relate to consultations on accounting related matters.

Tax Fees

Tax fees relate to tax compliance, tax advice and tax planning services.

All Other Fees

We did not pay any other type of fee and did not receive any other services from KPMG LLP during fiscal years 2009 and 2008.

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

3.1(c)

Amendment of a portion of Section 6.6 to the Limited Liability Company Agreement of National Beef Packing Company, LLC (incorporated by reference to Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, filed with the SEC on April 15, 2009).

3.1(d)

Amendment of a portion of Section 12.5 to the Limited Liability Company Agreement of National Beef Packing Company, LLC (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, filed with the SEC on April 15, 2009).

3.1(e)	Summary of Class A-1 Units (incorporated by reference to Exhibit 3.1(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, filed with the SEC on April 15, 2009).

3.1(f)

Revised Exhibit 3.1 to the Limited Liability Company Agreement of National Beef Packing Company, LLC, effective as of August 6, 2008 (incorporated herein by reference to Exhibit 3.1(c) to the Company’s Quarterly Report on Form 10-K for the fiscal year ended August 30, 2008, filed with the SEC on November 24, 2008).

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

10.2(a)*

Consulting Agreement dated July 27, 2009 by and between National Beef Packing Company, LLC and John R. Miller Enterprises III, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2009.

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

10.3(b)*

Amendment to Employment Agreement for Timothy M. Klein dated as of December 31, 2008 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008, filed with the SEC on January 13, 2009).

10.3(c)*

Second Amendment to Employment Agreement dated as of July 27, 2009, between the Company and Timothy M. Klein (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2009, filed with the SEC on July 28, 2009).

10.3(d)*

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

10.4(c)

Second Amendment to the Sixth Amended and Restated Credit Agreement dated as of April 13, 2009 by and among the Company and certain agents, lenders and issuers (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, filed with the SEC on April 15, 2009).

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

10.14*

National Beef Packing Company, LLC Management Incentive Program (incorporated herein by reference to Exhibit 10.18 to Registration Statement on Form S-1 (File No. 333-162443) filed by National Beef, Inc. with the SEC on October 13, 2009).

10.15*

National Beef Packing Company, LLC Management Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.16

FMI Grinding System Lease Agreement by and between Beef Products, Inc. and National Beef Packing Company, LLC (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-K for the fiscal year ended August 30, 2008, filed with the SEC on November 24, 2008). (1)

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

National Beef Packing Company, LLC

By:	/s/ Timothy M. Klein
Name: Timothy M. Klein
Chief Executive Officer and Manager
(Principal Executive Officer)

Date: November 13, 2009

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Timothy M. Klein	Chief Executive Officer and Manager	November 13, 2009
Timothy M. Klein	(Principal Executive Officer)

/s/ Jay D. Nielsen	Chief Financial Officer	November 13, 2009
Jay D. Nielsen	(Principal Financial and Accounting Officer)

/s/ Steven D. Hunt	Chairman of the Board of Managers	November 13, 2009
Steven D. Hunt

/s/ John R. Miller	Manager	November 13, 2009
John R. Miller

/s/ Richard A. Jochum	Manager	November 13, 2009
Richard A. Jochum

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Managers and Members

National Beef Packing Company, LLC:

We have audited the accompanying consolidated balance sheets of National Beef Packing Company, LLC and subsidiaries (the Company) as of August 29, 2009 and August 30, 2008, and the related consolidated statements of operations, cash flows, members’ capital, and comprehensive income for the each of the fiscal years in the three-year period ended August 29, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of August 29, 2009 and August 30, 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended August 29, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Kansas City, Missouri

November 13, 2009

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	August 29, 2009	August 30, 2008
Assets
Current assets:
Cash and cash equivalents	$17,373	$25,466
Accounts receivable, less allowance for returns and doubtful accounts of $1,511 and $1,665, respectively	172,420	218,022
Due from affiliates	4,532	7,071
Other receivables	7,165	5,392
Inventories	175,300	192,480
Other current assets	16,602	12,765
Total current assets	393,392	461,196

Property, plant and equipment, at cost:
Land and improvements	18,777	17,678
Buildings and improvements	115,427	93,970
Machinery and equipment	303,471	247,992
Trailers and automotive equipment	5,478	1,541
Furniture and fixtures	7,862	5,578
Construction in progress	28,911	64,601
	479,926	431,360
Less accumulated depreciation	174,295	133,238
Net property, plant and equipment	305,631	298,122
Goodwill	81,242	80,642
Other intangibles, net of accumulated amortization of $11,450 and $9,347, respectively	24,760	26,690
Other assets	4,120	9,252
	$809,145	$875,902
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$11,458	$3,590
Cattle purchases payable	49,806	65,378
Accounts payable – trade	69,073	71,280
Due to affiliates	1,042	878
Accrued compensation and benefits	50,857	44,455
Accrued insurance	16,344	12,918
Other accrued expenses and liabilities	14,585	10,036
Distributions payable	35,183	43,011
Total current liabilities	248,348	251,546
Long-term debt, excluding current installments	287,370	374,239
Other liabilities	2,364	2,327
Total liabilities	538,082	628,112
Minority interest	2,367	1,464
Capital subject to redemption	183,407	186,533
Members’ capital:
Members’ capital	85,290	59,770
Accumulated other comprehensive (loss) income	(1)	23
Total Members’ capital	271,063	247,790
Commitments and contingencies	—	—
	$809,145	$875,902

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	52 weeks ended	53 weeks ended	52 weeks ended
	August 29, 2009	August 30, 2008	August 25, 2007
Net sales	$5,449,278	$5,847,292	$5,578,533
Costs and expenses:
Cost of sales	5,187,119	5,612,411	5,443,964
Selling, general and administrative	43,074	43,692	42,473
Depreciation and amortization	44,368	36,408	32,438
Total costs and expenses	5,274,561	5,692,511	5,518,875
Operating income	174,717	154,781	59,658
Other income (expense):
Interest income	173	460	669
Interest expense	(23,344)	(33,996)	(39,426)
Minority owners’ interest in net income of Kansas City Steak Company, LLC	(1,292)	(704)	(313)
Equity in loss of aLF Ventures, LLC	(61)	(101)	(102)
Other, net	(6,407)	5,824	1,436
Income before taxes	143,786	126,264	21,922
Income tax expense	(923)	(1,751)	(1,918)
Net income	$142,863	$124,513	$20,004

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	52 weeks ended	53 weeks ended	52 weeks ended
	August 29, 2009	August 30, 2008	August 25, 2007
Cash flows from operating activities:
Net income	$142,863	$124,513	$20,004
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	44,368	36,408	32,438
Loss (gain) on disposal of property, plant and equipment	(13)	24	(369)
Gain on disposal of investment	—	(1,342)	—
Minority interest	903	512)	175
Write-off of debt issuance costs	1,462	372	702
Change in assets and liabilities (net of acquisitions):
Accounts receivable	45,602	(28,297)	(16,492)
Due from affiliates	2,539	(2,677)	(1,691)
Other receivables	(1,773)	2,997	(2,446)
Inventories	17,180	(15,236)	(32,235)
Other assets	1,007	(1,264	6,095
Cattle purchases payable	(3,963)	(453)	41
Accounts payable	(804)	15,275	647
Due to affiliates	164	523	(16)
Accrued compensation and benefits	6,402	28,367	(7,718)
Accrued insurance	3,426	(1,632)	(3,101)
Other accrued expenses and liabilities	4,586	(1,223)	(229)
Net cash provided by (used in) operating activities	263,949	159,395	(4,195)
Cash flows used in investing activities:
Capital expenditures, including interest capitalized	(40,764)	(59,877)	(41,722)
Acquisition of businesses, net of cash acquired	(11,007)	(600)	(500)
Proceeds from sale of property, plant and equipment	1,406	245	802
Proceeds from redemption of investment	—	1,342	—
Net cash used in investing activities	(50,365)	(58,890)	(41,420)
Cash flows from financing activities:
Net receipts (payments) under revolving credit lines	17,801	(27,001)	19,505
Repayments of term note payable	(25,713)	—	(7,384)
Borrowings under term note payable	—	—	40,000
Cash paid for financing costs	(1,343)	—	(395)
Change in overdraft balances	(13,012)	(1,346)	9,781
Purchase and cancellation of Senior Notes	(62,542)	(30,603)	—
Repayments of other indebtedness/capital leases	(8,547)	(3,413)	(2,496)
Proceeds from sale leaseback transaction	—	—	10,474
Member capital redemption	(125,484)	—	—
Member capital contribution	75,484	—	—
Member distributions	(78,297)	(43,083)	(22,097)
Net cash (used in) provided by financing activities	(221,653)	(105,446)	47,388
Effect of exchange rate changes on cash	(24)	(37)	7
Net (decrease) increase in cash	(8,093)	(4,978)	1,780
Cash and cash equivalents at beginning of period	25,466	30,444	28,664
Cash and cash equivalents at end of period	$17,373	$25,466	$30,444
Supplemental disclosures:
Cash paid during the period for interest	$23,062	$34,793	$39,912
Cash (received)/paid during the period for taxes, net of $925 $0 and $0 refunds, respectively	$(118)	$2,054	$736
Supplemental non-cash disclosures of investing and financing activities:
Assets acquired through capital lease	$70	$98	$49

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Members’ Capital

(in thousands)

	Capital Subject to Redemption
	Class A	Class A-1	Class B-1	Class B-2 and C (a)	Total
Balance at August 26, 2006	$42,154	$—	$26,889	$3,135	$72,178
Allocation of net income	1,649	—	5,528	640	7,817
Class A 5% priority distributions	(1,649)	—	—	—	(1,649)
Class B distributions	—	—	(4,408)	(510)	(4,918)
Appraisal valuation adjustment	—	—	3,146	364	3,510
Balance at August 25, 2007	$42,154	$—	$31,155	$3,629	$76,938
Allocation of net income	1,681	—	47,850	5,541	55,072
Class A 5% priority distributions	(1,681)	—	—	—	(1,681)
Class B distributions	—	—	(29,677)	(3,436)	(33,113)
Appraisal valuation adjustment	—	—	80,048	9,269	89,317
Balance at August 30, 2008	$42,154	$—	$129,376	$15,003	$186,533
Allocation of net income	1,946	516	45,724	1,838	50,024
Class A 5% priority distributions	(1,946)	(516)	—	—	(2,462)
Class B distributions	—	—	(20,270)	(522)	(20,792)
Equity redemption	(8,329)	—	(117,155)	—	(125,484)
Equity contribution	—	19,643	—	—	19,643
Reclass B-2 units to B-1 units (b)	—	—	22,559	(22,559)	—
Appraisal valuation adjustment	(5,029)	(2,588)	77,322	6,240	75,945
Balance at August 29, 2009	$28,796	$17,055	$137,556	$—	$183,407

	Members’ Capital
	Class A	Class A-1	Class B-1	Accumulated Other Comprehensive (Loss) Income	Total
Balance at August 26, 2006	$92,347	$—	$34,193	$53	$126,593
Allocation of net income	4,721	—	7,466	—	12,187
Class A 5% priority distributions	(4,722)	—	—	—	(4,722)
Class B distributions	—	—	(5,954)	—	(5,954)
Appraisal valuation adjustments	—	—	(3,510)	—	(3,510)
Foreign currency translation adjustments	—	—	—	7	7
Balance at August 25, 2007	$92,346	$—	$32,195	$60	$124,601
Allocation of net income	4,812	—	64,629	—	69,441
Class A 5% priority distributions	(4,812)	—	—	—	(4,812)
Class B distributions	—	—	(40,083)	—	(40,083)
Appraisal valuation adjustment	—	—	(89,317)	—	(89,317)
Foreign currency translation adjustments	—	—	—	(37)	(37)
Balance at August 30, 2008	$92,346	$—	$(32,576)	$23	$59,793
Allocation of net income	4,721	1,467	86,651	—	92,839
Class A 5% priority distributions	(4,721)	(1,467)	—	—	(6,188)
Class B distributions	—	—	(41,027)	—	(41,027)
Equity contribution	—	55,841	—	—	55,841
Appraisal valuation adjustment	—	—	(75,945)	—	(75,945)
Foreign currency translation adjustments	—	—	—	(24)	(24)
Balance at August 29, 2009	$92,346	$55,841	$(62,897)	$(1)	$85, 289

(a) Class B-2 and Class C collectively had equal value and rights as Class B-1.

(b) Per Fourth Amendment to LLC Agreement

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	52 weeks ended	53 weeks ended	52 weeks ended
	August 29, 2009	August 30, 2008	August 25, 2007
Net income	$142,863	$124,513	$20,004
Other comprehensive (loss) income:
Foreign currency translation adjustments	(24)	(37)	7
Comprehensive income	$142,839	$124,476	$20,011

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

National Beef Packing Company, LLC (the Company) is a Delaware limited liability company.  The Company and its subsidiaries sell meat products to customers in the food service, international, further processor and retail distribution channels. The Company also produces and sells by-products that are derived from its meat processing operations and variety meats to customers in various industries.

The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and Brawley, California, case-ready beef processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and holds a 75% interest in Kansas City Steak Company, LLC (Kansas City Steak), a portion control processing facility in Kansas City, Kansas.  National Carriers, Inc. (National Carriers), a wholly-owned subsidiary located in Liberal, Kansas, provides trucking services to the Company and third parties and National Elite Transportation, LLC (National Elite), a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry.   National Beef Leathers, LLC (NBL), a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services to the Company.

As of August 29, 2009, we had approximately 8,900 employees, of which approximately 44.8% are represented by collective bargaining agreements.  Approximately 2,850 employees at the Liberal, Kansas facility are represented under a collective bargaining agreement scheduled to expire December 16, 2012.  Approximately 1,100 employees at the Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire December 8, 2013.  Approximately 80 employees at our St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire May 14, 2014.  The Company makes certain contributions for the benefit of employees (see Note 7).

U.S. Premium Beef, LLC (USPB), NBPCo Holdings, LLC (NBPCo Holdings) and affiliates of Timothy M. Klein each hold Class A and Class B interests in the Company.

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

Class A1 Interests. Class A1 interests are non-voting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 interests, payable with payment in kind Class A1 interests in lieu of cash if the Company’s EBITDA does not meet certain tests.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 interests will be deemed to be converted to Class B interests at a ratio stated in the LLC Agreement, but will remain Class A1 interests after such determination.

Class B Interests. Class B interests are entitled to receive all assets available for distribution upon liquidation after payment of the Class A face amount together with all unpaid Class A priority distributions. Class B interests will also be allocated all items of income and loss earned or incurred by the Company after allocation of income attributable to the Class A priority distribution.  In addition, the holders of Class B interests are entitled to receive quarterly distributions to make tax payments which consist of 48% of the Company’s remaining estimated taxable net income after the Class A priority distributions are made. The voting power of the members (voting either directly or by action of the board of managers designated by the members) is determined based upon the number of Class B interests held.

USPB holds approximately 68.5997% of the Class B interests, as well as Class A and Class A-1 interests, with an aggregate face amount of approximately $150.5 million, NBPCo Holdings owns approximately 24.5083% of the Class B interests, as well as Class A and Class A-1 interests, with an aggregate face amount of approximately

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$51.2 million, and affiliates of Timothy M. Klein own approximately 6.892% of the Class B interests, as well as Class A interests, with an aggregate face amount of approximately $2.3 million.

Capital subject to redemption represents Class A, A1 and B interests held by affiliates of Timothy M. Klein and NBPCo Holdings, which include repurchase rights of the holders (see Note 6).

NOTE 2.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in August.  Fiscal 2009 and 2007 were 52 week fiscal years while fiscal 2008 was a 53 week fiscal year.  All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of August 29, 2009 and August 30, 2008, the Company had cash and cash equivalents of $17.4 million and $25.5 million, respectively, as presented in the consolidated statements of cash flows.  Included in non-current other assets at August 30, 2008 was $4.3 million of cash restricted to Industrial Revenue Bond approved expenditures.

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

The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007.

Period Ending	Beginning Balance	Provision	Charge Off	Ending Balance

August 29, 2009	$(1,664,966)	$(6,200,702)	$6,355,135	$(1,510,533)
August 30, 2008	$(4,641,658)	$(5,399,252)	$8,375,944	$(1,664,966)
August 25, 2007	$(2,411,676)	$(8,688,782)	$6,458,800	$(4,641,658)

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist primarily of meat products and supplies.  Product inventories are considered commodities and are recorded based on quoted commodity prices, which approximate net realizable value.  Supply and other inventories are valued on the basis of first-in, first-out, specific or average cost methods.  Product inventories are relieved from inventory utilizing the first-in, first-out method.

The components of inventories are as follows (amounts in thousands):

	August 29, 2009	August 30, 2008

Product inventories:
Dressed and boxed meat products	$119,274	$144,885
Beef by-products	29,756	20,886
Supplies and other	26,270	26,709
Total inventory	$175,300	$192,480

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

Upon disposition of these assets, any resulting gain or loss is included in other, net (see Note 4).  Major repairs and maintenance costs that extend the useful life of the related assets are capitalized.  Normal repairs and maintenance costs are charged to operations.

The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment.  Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.3 million, $0.3 million and $0.1 million for the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively.

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

Effective July 25, 2007, the Company amended and restated its Credit Facility with a consortium of banks, additionally capitalizing $0.4 million in debt issuance costs.  This amendment and restatement is within the scope of the EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, as well as EITF 98-14,

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.  In accordance with that guidance, a portion of the unamortized loan costs of approximately $0.7 million from the previous amended and restated Credit Facility as well as additional finance and legal charges associated with the new amended and restated Credit Facility of less than $0.1 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 25, 2007.

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

On April 13, 2009, the Company’s Credit Facility was amended to permit the redemption of the Company’s membership interests in the amount of $125.5 million, including the authorization and issuance of Class A1 interests to help fund the redemption (see Note 6 for further detail of the redemption).  In addition, the terms of the Company’s Credit Facility were amended to:  (1) increase the borrowings under the Company’s Credit Facility by up to $100.0 million, of which up to $75.0 million is under the Company’s term loan and $25.0 million is under the Company’s revolving line of credit; (2) increase the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) shorten the maturity date of the term loan; (5) remove the restrictions on purchasing the Company’s senior notes and require the repurchase or redemption of $100 million aggregate principal amount of the Company’s senior notes; (6) increase the amount of capital expenditures the Company can make in any fiscal year from $50 million to $60 million, or $65 million if the Company expends less than $55 million in the immediately preceding fiscal year; and (7) add a financial covenant requiring the Company to maintain a Funded Debt to EBITDA ratio.  The related financing charges, an upfront fee of approximately $0.8 million and an arrangement fee of approximately $0.5 million, was capitalized and is being amortized over the life of the related debt instruments.

During fiscal 2009, the Company repurchased and cancelled approximately $62.5 million of its senior notes.  Associated with the repurchase and cancellation of these senior notes, a portion of the unamortized loans costs of approximately $0.5 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 29, 2009.

Amortization of $0.9 million, $1.0 million and $1.0 million was charged to interest expense during the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively, related to these costs.  The Company had unamortized costs of $3.1 million and $4.2 million for the fiscal years ended August 29, 2009 and August 30, 2008, respectively.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142), provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  The Company evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  The Company calculates the fair value of each reporting unit using estimates of future cash flows.  All of the Company’s goodwill has been allocated to the Core Beef segment. In accordance with SFAS 142, goodwill was tested for impairment and, as of August 29, 2009, management determined there was no impairment.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of goodwill, all allocated to the Core Beef segment, are as follows (amounts in thousands):

	August 29, 2009	August 30, 2008

Beginning balance	$80,642	$80,042
Adjustment of goodwill from prior year acquisition	600	600
Ending balance	$81,242	$80,642

The amounts of other intangible assets are as follows (amounts in thousands):

	Weighted	August 29, 2009		August 30, 2008
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	8.1 years	$15,772	$11,450	$15,599	$9,347

Intangible assets not subject to amortization:
Trademarks	Indefinite	20,438	—	20,438	—

Total intangible assets		$36,210	$11,450	$36,037	$9,347

Customer relationships, including contractual and noncontractual relationships, are being amortized using the straight-line method over their useful lives, which range from four to 15 years.  Trademarks are not scheduled for amortization due to their expected indefinite useful life.  In accordance with SFAS 142, these trademarks were tested for impairment and, as of August 29, 2009, management determined there was no impairment.

For the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007, the Company recognized $2.1 million, $2.1 million and $1.9 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of August 29, 2009, for each of the next five years and thereafter:

(Amounts in thousands)
Estimated amortization expensefor fiscal years ended:
2010	$2,020
2011	375
2012	267
2013 (1)	272
2014	259
Thereafter	1,129
Total	$4,322

(1) Fiscal year 2013 consists of 53 weeks

Overdraft Balances

The majority of the Company’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in financing activities on the Company’s consolidated statement of cash flows.  Overdraft balances of $59.3 million and $72.3 million were included in trade accounts and cattle purchases payables at August 29, 2009 and August 30, 2008, respectively.

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

Income Taxes

The provision for income taxes is computed on a separate legal entity basis.  Accordingly, the separate legal entity of the Company does not provide for income taxes as the results of operations are included in the taxable income of the individual members.  However, to the extent that subsidiary entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of the Company.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for fiscal years 2009, 2008 and 2007.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. At August 29, 2009, the senior notes had a carrying value of $66.9 million and an approximate fair value of $66.9 million, or at par, based on our ability to redeem the senior notes at 100% of face value after August 1, 2009.  The carrying value of other debt also approximates its fair value at August 29, 2009, as substantially all such debt has a variable interest rate.

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

Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $4.6 million in fiscal year 2009, $2.1 million in fiscal year 2008, and $3.3 million in fiscal year 2007.

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

The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities. The net fair value of derivatives recognized within other current assets and other accrued liabilities at August 29, 2009 and August 30, 2008 is not significant.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENTS

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

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary.  SFAS 160 requires noncontrolling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity.   SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact SFAS 160 may have, if any, on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff  Position (FSP) No. 157-2 which defers the effective date of SFAS No. 157, Fair Value Measurements (SFAS 157), for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis, at least annually.   The Company adopted for these nonfinancial assets and nonfinancial liabilities as of August 30, 2009.  These assets and liabilities are measured at fair value on an ongoing basis but are reported at fair value only in certain circumstances.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168).  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) (other than guidance issued by the SEC) to be used in the preparation of financial statements.  SFAS 168 is effective prospectively for financial statements issued for interim and fiscal periods ending after September 15, 2009.  The Company will adopt these new requirements in its first quarter of fiscal 2010.

NOTE 4.  OTHER INCOME

Investments—Other income includes losses related to the Company’s investment in aLF Ventures, LLC, which is accounted for using the equity method.  Losses for each of the fiscal years 2009, 2008 and 2007 were $0.1 million.

Miscellaneous— Other non-operating expense, net was $6.4 million in the fiscal year ended 2009 while other non-operating income, net was $5.8 million and $1.4 million in the fiscal years ended 2008 and 2007, respectively.  Other, net includes miscellaneous non-operating items of income and expense such as adjustments to unamortized loan costs as discussed in Note 2. Basis of Presentation and Accounting Policies, Debt Issuance Costs, adjustments to postretirement benefits costs as discussed in Note 7. Retirement Plans, and gains or losses on the disposal of fixed assets as discussed in Note 2. Basis of Presentation and Accounting Policies, Property, Plant and Equipment, and disclosed on the consolidated statements of cash flows.  Other non-operating expense for fiscal year 2009 includes approximately $5.6 million in legal fees which was primarily related to the termination of a purchase agreement in February 2009 and approximately $1.5 million related to the write-off of debt issuance costs.  In addition, approximately $0.7 million of obsolete parts were written off at our case ready facilities during fiscal year 2009.  Other non-operating income for fiscal year 2008 includes approximately $3.4 million for the settlement of a lawsuit

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to corrugated packaging materials and about $1.3 million related to proceeds received in redemption of an investment interest in which our basis had previously been written down to zero.

NOTE 5.  LONG-TERM DEBT AND LOAN AGREEMENTS

The Company entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of August 29, 2009 and August 30, 2008, debt consisted of the following:

	August 29, 2009	August 30, 2008
	(in thousands)
Short-term debt:
Revolving credit facility (a)	$—	$—
Current portion of term loan facility (a)	5,000	—
Current portion of Industrial Development Bonds (c)	4,075	—
Current portion of capital lease obligations (d)	2,383	3,590
	11,458	3,590
Long-term debt:
Term loan facility (a)	171,903	202,616
Senior notes (b)	66,855	129,397
Industrial Development Revenue Bonds (c)	12,245	20,665
Revolving credit facility (a)	29,168	11,367
Long-term capital lease obligations & other (d)	7,199	10,194
	287,370	374,239
Total debt	$298,828	$377,829

(a)                      Senior Credit Facilities— Effective April 13, 2009, our Credit Facility was amended to permit the redemption of our membership interests in the amount of $125.5 million, including the authorization and issuance of Class A1 Units to help fund the redemption.  In addition, the terms of our Credit Facility were amended to:  (1) increase the borrowings under our Credit Facility by up to $100.0 million, of which up to $75.0 million is under our term loan and $25.0 million is under our revolving line of credit; (2) increase the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) shorten the maturity date of the term loan; (5) remove the restrictions on purchasing our senior notes and require the repurchase or redemption of $100 million aggregate principal amount of our senior notes; (6) increase the amount of capital expenditures we can make in any fiscal year from $50 million to $60 million, or $65 million if we expend less than $55 million in the immediately preceding fiscal year; and (7) add a financial covenant requiring us to maintain a Funded Debt to EBITDA ratio.  The related financing charges, an upfront fee of approximately $0.8 million and an arrangement fee of approximately $0.5 million, will be amortized over the life of the loan.

After the applicable collateral requirements were satisfied during the first quarter of fiscal year 2010, the Credit Facility now consists of up to $251.9 million under a term loan that matures in July 2012 and a revolving line of credit loan of $225.0 million that matures in July 2012 that is subject to certain borrowing base limitations. As of August 29, 2009 the $225.0 million revolving line of credit loan had outstanding borrowings of $29.2 million, outstanding letters of credit of $38.5 million and available borrowings of $143.6 million, based on the most restrictive financial covenant calculations.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit will be based on borrowing base availability with grids greater than $150.0 million, $50.0 million to $150.0 million and less than $50.0 million as depicted in the table below:

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowing Base Availability Level	Average Amount of Borrowing Base Availability	Base Rate Advance Line of Credit and Swing Line Loans	LIBOR Rate Line of Credit Loan	LC Fees	Non-Use Fee
Level 1	Greater than or equal to $150.0 million	1.75%	2.75%	2.75%	0.50%
Level 2	Less than $150.0 million but greater than or equal to $50.0 million	2.00%	3.00%	3.00%	0.50%
Level 3	Less than $50.0 million	2.50%	3.50%	3.50%	0.50%

As of August 29, 2009 and August 30, 2008, the interest rate for the revolving loan was equal to 3.88% and 3.87%, respectively.

The applicable margin for the term loan will be based on borrowing base availability with grids greater than $150.0 million, $50.0 million to $150.0 million and less than $50.0 million as depicted in the table below:

Borrowing Base Availability Level	Average Amount of Borrowing Base Availability	Base Rate Advance Term Loan	LIBOR Rate Term Loan	Non-Use Fee
Level 1	Greater than or equal to $150.0 million	2.00%	3.00%	0.50%
Level 2	Less than $150.0 million but greater than or equal to $50.0 million	2.25%	3.25%	0.50%
Level 3	Less than $50.0 million	2.75%	3.75%	0.50%

As of August 29, 2009 and August 30, 2008, the interest rate for the term loan was equal to 3.51% and 4.22%, respectively.

Our funded debt to EBITDA ratio is not to be more than 3.75 to 1.00 at the end of each fiscal quarter.  If the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  As of August 29, 2009, we had met the borrowing base availability requirements under our Credit Facility.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.

The borrowings under the revolving loan are available for our working capital requirements, capital expenditures and other general corporate purposes, including the purchase of $100.0 million aggregate principal amount of our senior notes on or before December 31, 2009.  The Credit Facility is secured by a first priority lien on substantially all of the Company’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $2.5 million on the last business day of each June and December commencing December 2009 through December 2010 after which required installment payments increase to approximately $4.8 million.  All outstanding amounts of the term loan are due and payable on July 25, 2012.  Prepayment is allowed at any time.

The Credit Facility contains customary affirmative covenants, including, without limitation, conduct of business, the maintenance of insurance, compliance with laws, maintenance of properties, keeping of books and records, and the furnishing of financial statements.  The facility also contains

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(b)                     10 1/2 % Senior Notes—The 10 1/2% senior notes will mature on August 1, 2011.  Interest on the senior notes is payable semi-annually in arrears on August 1 and February 1 of each year, which commenced on February 1, 2004.  The senior notes are senior unsecured obligations, ranking equal in right of payment with all other senior unsecured obligations of the Company. The senior notes are redeemable at 100% of face value. The Indenture governing the senior notes contains certain covenants that restrict the Company’s ability to:

•	incur additional indebtedness;

•	make restricted payments;

•	sell assets;

•	direct the Company’s restricted subsidiaries to pay dividends or make other payments;

•	create liens;

•	merge or consolidate with another entity; and

•	enter into transactions with affiliates.

During fiscal years 2009 and 2008, we purchased and cancelled approximately $62.5 million and $30.6 million of our senior notes.  No material gains or losses were incurred as a result of the purchase and cancellation of these senior notes.

As of August 29, 2009, the Company was in compliance with all covenants associated with the senior notes.

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

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)                      Industrial Development Revenue Bonds—In conjunction with the fourth amended and restated credit facility, effective December 30, 2004, the Company entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City purchased the Company’s Dodge City facility (the “facility”) by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase our Dodge City facility and leased the facility to the Company for an identical term under a capital lease.  The City’s bonds were purchased by the Company using proceeds of its term loan under the Credit Facility.  Because the City has assigned the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in the Company’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides the Company with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on the Company’s behalf to fund the purchase of equipment and construction improvements at the Company’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively. However, because each series of bonds is backed by a letter of credit under our Credit Facility, these due on demand bonds have been presented as non-current obligations until twelve months prior to their maturity.  As of August 29, 2009, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million and the $5.9 million series of bonds had been reduced to $4.0 million.  Pursuant to capital lease agreements, the Company leases the facilities, equipment and improvements from the respective cities and makes lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 1.5% in fiscal year 2009, 2.7% in fiscal year 2008 and 3.7% in fiscal year 2007.  The Company has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.    Included in current portion of long-term debt at August 29, 2009 was approximately $4.0 million of the bonds due October 1, 2009.

In connection with the Brawley Beef acquisition, the Company assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal years 2009 and 2008 was 1.6% and 2.7%, respectively.  These bonds have a maturity date of October 1, 2016.  The Company has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

(d)                     Capital and Operating Leases—the Company leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years.  Future minimum lease payments required at August 29, 2009, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

	Capital Lease Obligations	Non-cancelable Operating Lease Obligations
	(in thousands)
For the fiscal years ended August:
2010	$2,804	$12,997
2011	1,697	7,983
2012	1,667	5,677
2013	1,659	1,677
2014	3,075	950
Thereafter	—	61

Net minimum lease payments	10,902	$29,345
Less: Amount representing interest	(1,520)
Present value of net minimum lease payments	$9,382

Rent expense associated with operating leases was $14.5 million, $14.2 million and $14.1 million, for fiscal years 2009, 2008 and 2007, respectively.  The Company expects that it will renew lease agreements or enter into new leases as the existing leases expire.

(e)                    Utilities Commitment—Effective December 30, 2004, the Company finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, the Company committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $1.4 million was paid in each of the fiscal years 2009, 2008 and 2007, respectively.  Payments under the commitment will be $1.7 million in fiscal year 2010 and $0.8 million in each of the fiscal years 2011, 2012, 2013, and 2014, with the remaining balance of $8.1 million to be paid in subsequent years.

Additionally, the Company makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at the Company’s facilities.   The Company’s estimated cattle commitments as of August 29, 2009 were $82.1 million.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following August 29, 2009, are as follows:

Minimum Principal Maturities
(in thousands)
Fiscal Year ending August:
2010	$11,458
2011	75,521
2012	195,158
2013 (1)	1,465
2014	2,981
Thereafter	12,245
Total minimum principal maturities	$298,828

(1) Fiscal year 2013 consists of 53 weeks

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  CAPITAL SUBJECT TO REDEMPTION

At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, our Chief Executive Officer, Timothy M. Klein (referred to herein as “Mr. Klein”), and/or NBPCo Holdings have the right to request that the Company repurchase their interests, the value of which is to be determined by a specified formula or a mutually agreed process.  If the Company is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  On April 13, 2009, the Company entered into two Unit Redemption Agreements pursuant to Section 12.5 of our Limited Liability Company Agreement, dated as of August 6, 2003 (as amended from time to time, the “LLC Agreement”) to redeem at agreed upon redemption prices all of the membership interests in the Company that are owned or controlled by our then Chief Executive Officer, John R. Miller (referred to herein as “Mr. Miller”), and an affiliate of our then General Counsel, Scott H. Smith (referred to herein as “Mr. Smith”), as well as 25% of the membership interests in the Company that are owned by affiliates of our then President and Chief Operating Officer, Mr. Klein.  As a result, Mr. Miller and Mr. Smith and their affiliates received approximately $91.3 million and $22.8 million, respectively, for their units and are no longer members of the Company.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units.

The Company accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At August 29, 2009, the value of the capital subject to redemption was determined to be $240.6 million, which was in excess of its carrying value.  After giving effect to the redemption of interests in April 2009 and the accretion of value, the carrying value of capital subject to redemption at August 29, 2009 was $183.4 million.  Offsetting the change in the value of the capital subject to redemption is a corresponding change in the members’ capital.

Generally accepted accounting principles require the Company to determine the fair value of the capital subject to redemption at the end of each reporting period.  To the extent that this value increases, this change in fair value is accreted over the redemption period as discussed above.  At February 28, 2009, May 30, 2009 and August 29, 2009 management used the agreed upon redemption prices that were used in the Unit Redemption Agreements discussed above in measuring the fair value of the capital subject to redemption.  The Unit Redemption agreement between the Company and Timothy Klein and affiliates provides for a formula-based method of calculating their Class B interests which was used in valuing the interest of Timothy Klein and affiliates at and August 29, 2009.

The total value of the capital subject to redemption at August 29, 2009, increased by approximately $20.3 million compared to the value at August 30, 2008.  The increase in the value of the capital subject to redemption recorded on the balance sheet reflects the increase in the unit value represented by the Redemption Agreements, offset by the purchase of certain interests in 2009.

NOTE 7.  RETIREMENT PLANS

The Company maintains a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options.  The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the 401(k) Plan totaled approximately $0.6 million, $0.4 million and $0.6 million for fiscal years 2009, 2008 and 2007, respectively.

The Company has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund (the UFCW Plan) for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.7 million, $0.7 million and $0.6 million for fiscal years 2009, 2008 and 2007, respectively.

Postretirement Benefits—Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.2 million, $0.3 million and $0.2 million, for fiscal years 2009, 2008 and 2007, respectively, and are included in cost of sales.

The health care trend rate used to value the accumulated benefit obligation at August 29, 2009 is a rate of 10% per year, declining by 1% per year to an ultimate rate of 5% in 2014 and thereafter.  The discount rate used to value the accumulated benefit obligation is 7%.  The unfunded accumulated benefit obligation was $1.5 million and $1.6 million at August 29, 2009 and August 30, 2008, respectively, and has been recorded in the consolidated financial statements as non-current other liabilities.

NOTE 8.  INCOME TAXES

Income tax expense includes the following current and deferred provisions:

	52 weeks ended	53 weeks ended	52 weeks ended
	August 29, 2009	August 30, 2008	August 25, 2007
	(in thousands)
Current provision:
Federal	$144	$297	$1,098
State	691	618	205
Foreign	77	18	16
Total current tax expense	912	933	1,319

Deferred provision:
Federal	32	625	509
State	(21)	193	90
Foreign	—	—	—
Total deferred tax expense	11	818	599
Total income tax expense	$923	$1,751	$1,918

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows:

	52 weeks ended	53 weeks ended	52 weeks ended
	August 29, 2009	August 30, 2008	August 25, 2007
	(in thousands)

Computed “expected” income tax expense	$50,325	$44,192	$7,673
Passthrough income	(50,060)	(43,120)	(5,686)
State taxes, net of federal	658	757	195
Other	—	(78)	(264)
Total income tax expense	$923	$1,751	$1,918

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 29, 2009 and August 30, 2008 are presented below:

	August 29, 2009	August 30, 2008
	(in thousands)
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$94	$119
Intangible assets	222	156
Self-insurance and workers’ compensation accruals	1,028	804
Accrued vacation pay and bonuses	—	10
Employee benefit accruals	—	10

Total gross deferred tax assets	1,344	1,099

Deferred tax liabilities:
Prepaid assets	—	4
Plant and equipment, principally due to differences in depreciation	740	480

Total gross deferred tax liabilities	740	484

Net deferred tax assets	$604	$615

Net deferred tax assets and liabilities at August 29, 2009 and August 30, 2008 are included in the consolidated balance sheet as follows:

	August 29, 2009	August 30, 2008
	(in thousands)

Other assets	$1,344	$1,099
Other liabilities	740	484
	$604	$615

Deferred tax assets and liabilities relate primarily to the operations of National Carriers.

There was no valuation allowance provided for at August 29, 2009 and August 30, 2008.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Beginning in calendar year 2008, some states in which the Company conducts business modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.7 million of these business taxes in income tax expense during fiscal year 2008 as compared to the same period of fiscal year 2007.

NOTE 9.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to the Company than would be obtained from an unaffiliated party.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal years 2009, 2008 and 2007, the Company had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended	53 weeks ended	52 weeks ended
	August 29, 2009	August 30, 2008	August 25, 2007
Sales to:
Beef Products, Inc. (1)	$96,896	$132,415	$89,133
Total sales to affiliate	$96,896	$132,415	$89,133

Purchases from:
Beef Products, Inc. (1)	$28,930	$15,710	$14,155
Total purchases from affiliate	$28,930	$15,710	$14,155

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

At August 29, 2009 and August 30, 2008, the amounts due from BPI for sale of beef trimmings were approximately $4.5 million and $4.9 million, respectively.  At August 29, 2009 and August 30, 2008, the amounts due to BPI for the purchase of processed lean beef were approximately $1.0 million and $0.9 million, respectively.

In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants.  In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal years 2009 and 2008, we paid approximately $1.7 million and $0.7 million, respectively, to BPI in technology and support fees.

In December 1997, the former Farmland National Beef Packing Company, L.P. (FNBPC), the predecessor entity to the Company, entered into a contract with USPB to purchase a portion of its annual cattle requirements.  In connection with USPB’s purchase of its interest in Farmland National Beef, USPB obtained the right, and became subject to the obligation, if requested, to deliver cattle annually to the Company relative to: (i) USPB’s ownership in the Company and (ii) the number of cattle processed annually by the Company.  At the beginning of fiscal year 2005, USPB converted to a limited liability company.  USPB now facilitates the delivery of cattle annually to the Company through its individual producer-owners.  The purchase price for the cattle is determined by the Company’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of the Company’s competitors and may not be less favorable than pricing grids offered to other suppliers.  During the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007, the Company obtained approximately 20.2%, 19.1% and 17.3%, respectively, of its cattle requirements through this pricing grid process from USPB and its producer-owners.

In October 2003, the Company entered into an aircraft lease agreement under which the Company leased a business jet aircraft from John R. Miller Enterprises III, LLC, a limited liability company of which Mr. Miller is the beneficial owner. The term of the lease is 81 months. The monthly lease payments will range from $25,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year ended August 29, 2009, the Company paid $0.6 million to lease the aircraft and paid $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

In December 2004, the Company entered into an aircraft lease agreement under which it leases a business jet aircraft from John R. Miller Enterprises III, LLC, a limited liability company of which Mr. Miller is the beneficial owner. The term of the lease is 72 months. This aircraft replaces an aircraft leased from John R. Miller Enterprises, LLC in March 2001.  The base monthly lease payments will range from $35,400 in the first year of the lease to $45,380 in the fourth year of the lease and thereafter, and are adjusted quarterly based on the change in the three month LIBOR interest rate.  During the fiscal year ended August 29, 2009, the Company paid $0.6 million to lease the aircraft and paid less than $0.1 million into an engine replacement reserve account.  The funds in the reserve account are to be used to finance new engines installed on the aircraft.

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

SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of inputs used to measure fair value are as follows:

•                Level 1 — quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.

•                Level 2 — observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•                Level 3 — unobservable inputs for an asset or liability.  Unobservable inputs should only be used to the extent observable inputs are not available.

The following table details the assets and liabilities measured at fair value on a recurring basis as of August 29, 2009 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

Description	August 29, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets — derivatives	$1,442	$1,442	$—	$—
Other accrued expenses and liabilities — derivatives	$5,087	$3,535	$1,552	$—
Capital subject to redemption	$183,407	$—	$183,407	$—

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

NOTE 11.  DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As part of the Company’s ongoing operations, the Company is exposed to market risks such as changes in commodity prices.  To manage these risks, the Company may enter into the following derivative instruments pursuant to our established policies:

•                  Forward purchase contracts for cattle for use in our beef plants

•                  Exchange traded futures contracts for cattle

•                  Exchange traded futures contracts for grain

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

The Company enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of August 29, 2009 as all derivatives in an asset position are exchange-traded contracts.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  The Company has $6.0 million in cash collateral posted on its derivative liabilities.

The following table presents the fair values as discussed in Note 10 and other information regarding derivative instruments not designated as hedging instruments as of August 29, 2009 (in thousands of dollars):

	Derivative Asset		Derivative Liability
	As of August 29, 2009		As of August 29, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$1,442	Other accrued expenses and liabilities	$5,087
Totals		$1,442		$5,087

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the fiscal year ended August 29, 2009 (in thousands of dollars):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Fiscal Year Ended August 29, 2009
Commodity contracts	Net sales	$(37,386)
Commodity contracts	Cost of sales	22,224
Totals		$(15,162)

NOTE 12.  LEGAL PROCEEDINGS

NBL, a wholly-owned subsidiary of NBP, has been named as a defendant in eleven currently pending lawsuits involving NBL’s tannery located in St. Joseph, Missouri.  NBL purchased certain assets of the tannery from Prime Tanning in March 2009.  The lawsuits are pending in the Circuit Courts of Buchanan County, Clinton County and DeKalb County, Missouri and in the U.S. District Court for the Western District of Missouri and were filed between April 22, 2009 and August 21, 2009.  The lawsuits allege that Prime and NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri.  The lawsuits currently include nine actions filed by individuals and two purported class actions.  The plaintiffs are seeking an unspecified amount of damages

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for wrongful death, personal injury, pain and suffering, economic damages, punitive damages, diminished property values and medical monitoring.  NBL is vigorously defending the cases.

The Company is a party to a number of other lawsuits and claims arising out of the operation of its business.  Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company’s wholly owned subsidiary, National Carriers, has various independent contractor drivers who are involved in accidents from time to time, which in the aggregate could result in a material liability for the Company.

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

Core Beef—the majority of NBP’s revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products.  In addition, we sell beef by-products including hides to the variety meat, feed processing, fertilizer, pet food and leather tanning industries.  Aggregation criteria were applied to determine the constituents of the Core Beef segment.

Other—the Other segments of NBP consists of the operations of National Carriers, National Elite Transportation, LLC (National Elite), a provider of transportation logistics services, and Kansas City Steak.

Eliminations—this line item includes eliminations of inter-segment and intra-segment activating resulting from the consolidation process.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents segment results for the periods indicated (amounts in thousands):

	52 weeks ended August 29, 2009	53 weeks ended August 30, 2008	52 weeks ended August 25, 2007
Net sales:
Core beef	$5,494,866	$5,877,374	$5,562,958
Other	239,406	237,100	225,687
Eliminations	(284,994)	(267,182)	(210,112)
Total net sales	$5,449,278	$5,847,292	$5,578,533

Depreciation and amortization:
Core beef	$42,128	$35,119	$31,126
Other	2,240	1,289	1,312
Total depreciation and amortization	$44,368	$36,408	$32,438

Operating income:
Core beef	$167,394	$148,478	$51,970
Other	7,323	6,303	7,688
Total operating income	174,717	154,781	59,658

Interest income	173	460	669
Interest expense	(23,344)	(33,996)	(39,426)
Other income	(6,468)	5,723	1,334
Minority interest	(1,292)	(704)	(313)
Total income before taxes	$143,786	$126,264	$21,922

	August 29, 2009	August 30, 2008
Assets:
Core beef	$764,486	$838,594
Other	45,857	37,934
Eliminations	(1,198)	(626)
Total assets	$809,145	$875,902

Customer Concentration

In the fiscal year ended August 29, 2009, one customer with its consolidated subsidiaries represented 9.6% of total sales, with no other customer representing more than 4.0% of total sales.  In the fiscal year ended August 29, 2008, one customer with its consolidated subsidiaries represented 7.8% of total sales, with no other customer representing more than 3.8% of total sales. In the fiscal year ended August 25, 2007, one customer with its consolidated subsidiaries represented approximately 6.8% of total sales with no other single customer representing more than 3.6% of total sales.

Sales to Foreign Countries

The Company had sales outside the United States of America in the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007 of approximately $608.2 million, $675.1 million and $561.9 million, respectively.  No single country accounted for more than 3% of total sales. The amount of assets maintained outside the United States of America is not material.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential disclosure or recognition through November 13, 2009, the issuance date of the financial statements.