Form 10-Q
period 2009-11-28
NATIONAL BEEF PACKING CO LLC
filed 2010-01-08
CIK 1273784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2009

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to                .

Commission file number 333-111407

NATIONAL BEEF PACKING COMPANY, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	48-1129505
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Small Reporting Company ☐

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	November 28, 2009
	(unaudited)	August 29, 2009
Assets
Current assets:
Cash and cash equivalents	$13,699	$17,373
Accounts receivable, less allowance for returns and doubtful accounts of $1,876 and $1,511, respectively	164,847	172,420
Due from affiliates	3,550	4,532
Other receivables	9,656	7,165
Inventories	187,320	175,300
Other current assets	16,115	16,602
Total current assets	395,187	393,392

Property, plant and equipment, at cost	488,740	479,926
Less accumulated depreciation	185,296	174,295
Net property, plant, and equipment	303,444	305,631
Goodwill	81,242	81,242
Other intangibles, net of accumulated amortization of $11,996 and $11,450, respectively	24,216	24,760
Other assets	6,075	4,120
Total assets	$810,164	$809,145
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$27,766	$11,458
Cattle purchases payable	68,148	49,806
Accounts payable – trade	70,262	69,073
Due to affiliates	846	1,042
Accrued compensation and benefits	27,119	50,857
Accrued insurance	15,775	16,344
Other accrued expenses and liabilities	13,976	14,585
Distributions payable	10,459	35,183
Total current liabilities	234,351	248,348
Long-term debt, excluding current installments	272,520	287,370
Other liabilities	2,302	2,364
Total liabilities	509,173	538,082
Capital subject to redemption	207,677	183,407
Members’ capital:
Members’ capital attributable to NBP	90,704	85,290
Accumulated other comprehensive income (loss) attributable to NBP	21	(1)
Non-controlling interest in Kansas City Steak Company, LLC	2,589	2,367
Total members’ capital	93,314	87,656
Commitments and contingencies	—	—
Total liabilities, capital subject to redemption and members’ capital	$810,164	$809,145

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	13 weeks ended	13 weeks ended
	November 28, 2009	November 29, 2008
	(unaudited)	(unaudited)
Net sales	$1,342,610	$1,428,977
Costs and expenses:
Cost of sales	1,273,312	1,404,038
Selling, general and administrative	11,229	10,863
Depreciation and amortization	11,908	9,965
Total costs and expenses	1,296,449	1,424,866
Operating income	46,161	4,111
Other income (expense):
Interest income	29	55
Interest expense	(4,532)	(6,808)
Equity in loss of aLF Ventures, LLC	—	(25)
Other, net	7	402
Income (loss) before taxes	41,665	(2,265)
Income tax expense	(400)	(369)
Net income (loss)	41,265	(2,634)
Net income attributable to the non-controlling interest	(223)	(172)
Net income (loss) attributable to NBP	$41,042	$(2,806)

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	13 weeks ended	13 weeks ended
	November 28, 2009	November 29, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$41,265	$(2,634)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,908	9,965
Gain on disposal of property, plant and equipment	(128)	(57)
Change in assets and liabilities:
Accounts receivable	7,573	39,677
Due from affiliates	982	1,566
Other receivables	(2,491)	(318)
Inventories	(12,020)	(7,598)
Other assets	(451)	(19,423)
Cattle purchases payable	8,713	3,095
Accounts payable	(1,887)	(710)
Due to affiliates	(196)	(251)
Accrued compensation and benefits	(23,738)	(30,413)
Accrued insurance	(569)	827
Other accrued expenses and liabilities	(671)	30,580
Net cash provided by operating activities	28,290	24,306

Cash flows from investing activities:
Capital expenditures, including interest capitalized	(9,532)	(6,925)
Proceeds from sale of property, plant and equipment	484	360
Net cash used in investing activities	(9,048)	(6,565)

Cash flows from financing activities:
Net receipts under revolving credit lines	(29,168)	23,633
Borrowings under term note payable	75,000	—
Change in overdraft balances	12,705	7,393
Purchase and cancellation of senior notes	(39,798)	(2,340)
Repayments of other indebtedness/capital leases	(4,576)	(1,280)
Cash paid for financing costs	(1,018)	—
Member distributions	(36,083)	(43,536)
Net cash used in financing activities	(22,938)	(16,130)

Effect of exchange rate changes on cash	22	(67)
Net (decrease) increase in cash	(3,674)	1,544
Cash and cash equivalents at beginning of period	17,373	25,466
Cash and cash equivalents at end of period	$13,699	$27,010

Supplemental disclosures:
Cash paid during the period for interest	$3,516	$2,681
Cash paid during the period for taxes	$79	$136
Supplemental non-cash disclosures of investing and financing activities:
Assets acquired through capital lease	$55	$44

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in NBP’s Annual Report on Form 10-K on file with the Securities and Exchange Commission (SEC) for the fiscal year ended August 29, 2009.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

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

(2) New Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (the “ASC”) under ASC 105-10 as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009 for most entities.  On the effective date, all non-SEC accounting and reporting standards was superseded.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative U.S. generally accepted accounting principles (“GAAP”) for SEC registrants.  All other account literature is considered non-authoritative.  The switch to ASC affects the manner in which companies refer to U.S. GAAP in financial statements and note disclosures.  The Company adopted this body of accounting for the quarterly period ended November 28, 2009, as required, and adoption did not have a material impact on our consolidated financial statements taken as a whole.

In December 2007, the FASB issued Business Combinations under ASC 805.  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair value as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements.  Any acquisition-related costs are to be expensed instead of capitalized.  The Company adopted ASC 805 on August 30, 2009 and the impact will depend on future acquisitions at the time.

Also in December 2007, the FASB issued Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 under ASC 810-10-65 which establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary.  ASC 810-10-65 requires non-controlling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity.  The Company’s adoption of ASC 810-10-65 as of August 30, 2009 changed the presentation of the non-controlling interest.

In February 2008, the FASB issued Fair Value Measurements under ASC 820-10 which deferred the effective date of fair value measurement for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis, at least annually.   There was no impact when the Company adopted for these nonfinancial assets and nonfinancial liabilities on August 30, 2009.  These assets and liabilities are measured at fair value on an ongoing basis but are reported at fair value only in certain circumstances.

(3) Inventories

Inventories at November 28, 2009 and August 29, 2009 consisted of the following (in thousands):

	November 28, 2009	August 29, 2009
Product inventories:
Dressed and boxed meat products	$125,761	$119,274
Beef by-products	33,798	29,756
Supplies and other	27,761	26,270
Total inventory	$187,320	$175,300

(4) Comprehensive Income (Loss) Attributable to NBP

Comprehensive income (loss), which consists of net income (loss) and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended
	November 28, 2009	November 29, 2008
Net income (loss)	$41,265	$(2,634)
Other comprehensive loss:
Foreign currency translation adjustments	(20)	(67)
Comprehensive income (loss)	41,245	(2,701)
Comprehensive income attributable to the non-controlling interest	(223)	(172)
Comprehensive income (loss) attributable to NBP	$41,022	$(2,873)

(5) Contingencies

National Beef Leathers LLC (NBL), a wholly-owned subsidiary of NBP, has been named as a defendant in fourteen currently pending lawsuits involving NBL’s tannery located in St. Joseph, Missouri.  NBL purchased certain assets of the tannery from Prime Tanning in March 2009.  The lawsuits are pending in the Circuit Courts of Buchanan County, Clinton County, Ray County, and DeKalb County, Missouri and in the U.S. District Court for the Western District of Missouri and were filed between April 22, 2009 and December 17, 2009.  The lawsuits allege that Prime and NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri.  The lawsuits currently include twelve actions filed by individuals and two purported class actions.  The plaintiffs are seeking an unspecified amount of damages for wrongful death, personal injury, pain and suffering, economic damages, punitive damages, diminished property values and medical monitoring.  NBL is vigorously defending the cases.

The Company is a party to a number of other lawsuits and claims arising out of the operation of its business.  Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(6)  Fair Value Measurements

The Company determines fair value utilizing a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of inputs used to measure fair value are as follows:

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of November 28, 2009 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

Description	November 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets – derivatives	$542	$542	$—	$—
Other accrued expenses and liabilities – derivatives	$4,287	$3,628	$659	$—
Capital subject to redemption	$207, 677	$—	$207,677	$—

The Company has not elected the option to report any of the selected financial assets and liabilities at fair value.

(7) Disclosure about Derivative Instruments and Hedging Activities

As part of the Company’s ongoing operations, the Company is exposed to market risks such as changes in commodity prices.  To manage these risks, the Company may enter into the following derivative instruments pursuant to our established policies:

•                  Forward purchase contracts for cattle for use in our beef plants

•                  Exchange traded futures contracts for cattle

•                  Exchange traded futures contracts for grain

While management believes each of these instruments helps mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive recordkeeping requirements associated with hedge accounting.  Accordingly, the gains and losses associated with the change in fair value of the instruments are recorded to net sales and cost of goods sold in the period of change.  Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as normal purchases and sales and not recorded at fair value.

The Company enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of November 28, 2009 as all derivatives in an asset position are exchange-traded contracts.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  The Company has $6.0 million in cash collateral posted on its derivative liabilities.

The following table presents the fair values as discussed in Note 6 and other information regarding derivative instruments not designated as hedging instruments as of November 28, 2009 (in thousands of dollars):

	Derivative Asset		Derivative Liability
	As of November 28, 2009		As of November 28, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$542	Other accrued expenses and liabilities	$4,287
Totals		$542		$4,287

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen-week period ended November 28, 2009 (in thousands of dollars):

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Recognized in Income on Derivatives	13 Weeks Ended November 28, 2009
Commodity contracts	Net sales	$(6,757)
Commodity contracts	Cost of sales	3,543
Totals		$(3,214)

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

The Company accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At November 28, 2009, the value of the capital subject to redemption was determined to be $253.9 million, which was in excess of its carrying value.  After giving effect to the accretion of value, the carrying value of capital subject to redemption at November 28, 2009 was $207.7 million.  Offsetting the change in the value of the capital subject to redemption is a corresponding change in the members’ capital.

Generally accepted accounting principles require the Company to determine the fair value of the capital subject to redemption at the end of each reporting period.  To the extent that this value increases, this change in fair value is accreted over the redemption period as discussed above.  Since the second quarter of fiscal year 2009, management has used certain agreed upon redemption prices that were used in the Unit Redemption Agreements in measuring the fair value of the capital subject to redemption held by NBPCo Holdings.  The Unit Redemption Agreement between the Company and Timothy Klein and affiliates provides for a formula-based method of calculating their Class B interests which was used in valuing the interest of Timothy Klein and affiliates at November 28, 2009.

The total value of the capital subject to redemption at November 28, 2009 increased by approximately $13.4 million compared to the value at August 29, 2009.  The increase in the value of the capital subject to redemption recorded on the balance sheet reflects the increase in the unit value represented by the Unit Redemption Agreements.

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

Other—the Other segment of NBP consists of the operations of National Carriers, National Elite Transportation, LLC (National Elite), a provider of transportation logistics services, and Kansas City Steak.

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity  resulting from the consolidation process.

The following table represents segment results for the periods indicated (amounts in thousands):

	13 weeks ended	13 weeks ended
	November 28, 2009	November 29, 2008
Net sales:
Core beef	$1,363,131	$1,437,858
Other	54,920	57,755
Eliminations	(75,441)	(66,636)
Total net sales	$1,342,610	$1,428,977

Operating income:
Core beef	$44,729	$2,410
Other	1,432	1,701
Total operating income	46,161	4,111

Interest income	29	55
Interest expense	(4,532)	(6,808)
Other income, net	7	377
Total income (loss) before taxes	$41,665	$(2,265)

	November 28, 2009	November 29, 2008
Assets:
Core beef	$766,041	$819,104
Other	45,027	42,034
Eliminations	(904)	(939)
Total assets	$810,164	$860,199

(10)  Subsequent Events

The Company has evaluated subsequent events for potential disclosure or recognition through January 8, 2010, the issuance date of the financial statements.

On December 11, 2009, the Company provided notice of its intent to redeem the remaining $27.1 million aggregate principal amount of its senior notes on January 11, 2010.  This $27.1 million in senior notes is recorded in long-term debt, excluding current maturities.

On October 13, 2009, National Beef, Inc. (“NBI”) filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission regarding a proposed initial public offering (IPO) of shares of its Class A common stock.  On December 17, 2009, NBI postponed the IPO for an indefinite period of time. The Company has incurred approximately $2.1 million in IPO-related costs.  These IPO-related costs have been included in other receivables and other assets as they were to be reimbursed by NBI at the completion of the IPO.  These costs will be expensed if the Company does not proceed with the IPO during the second quarter of fiscal year 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control.  Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions.  Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets, the availability and prices of live cattle and commodities, food safety issues, livestock disease, including the identification of cattle with Bovine Spongiform Encephalopathy (BSE), product contamination and recall concerns, competitive practices and consolidation in the cattle production and processing industries and among our customers, actions of domestic or foreign governments, hedging risk, changes in interest rates and foreign currency exchange rates, trade barriers and exchange controls, consumer demand and preferences, the cost of compliance with environmental and health laws, loss of key customers, loss of key employees, labor relations, and consolidation among our customers.

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Please review Part II. Item 1A, Risk Factors, included in this report, for other important factors that could cause actual results to differ materially from those in any such forward-looking statements.

Overall Industry Outlook

Although improving global and domestic economic conditions should begin to support beef demand in 2010, the overall United States (U.S.) employment situation is expected to keep potential gains in check.  Fed cattle supplies are expected to decline again during calendar year 2010 as the cattle industry continues to grapple with a slowing but ongoing herd liquidation.  The competing protein situation is expected to improve on projected smaller 2010 pork production and a slight increase in broiler output.  Absolute price levels for both cattle and beef are expected to increase modestly in calendar year 2010 from calendar year 2009 led primarily by contracting supply.  Any sustained gains in cattle and beef prices will require a much more robust demand than the past twelve months.  Global beef and beef by-product demand should continue to post modest year-on-year gains given the currency spreads to the U.S. dollar and improved overall economic conditions.

Beef Export Markets

Export markets for U.S. beef products remain constrained since the discovery of a single case of BSE in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.   In April 2008, our Brawley facility was suspended from shipping beef to Japan following the discovery of a short loin which included a portion of a spinal column, a specified risk material, prohibited by Japan.  Our Brawley facility was subsequently cleared to resume shipments to Japan on September 19, 2008.  South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006 but subsequently closed its border again in October 2007.  South Korea reopened its border and started inspecting U.S. beef near the end of June 2008.  Our Dodge City facility was removed for two days from the eligible supplier list to Mexico beginning on December 23, 2008 for an alleged issue that arose in September of 2008 on a basis which we believe to be untrue and unfounded.  These constraints and uncertainties have historically had a negative impact on beef margins during the periods in which they occurred.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic and foreign consumer demand for beef could have a material adverse effect on the Company’s revenues and net income.

Recent Events

On November 3, 2009, the United Food and Commercial Workers Union (the “UFCWU”) filed a petition with the Regional Office of the National Labor Relations Board (the “NLRB”) in Kansas City, Missouri seeking to represent 2,200 employees who work at our Dodge City, Kansas facility.  The UFCWU does not currently represent any employees at this location.  We estimate that there are approximately 2,700 to 2,800 eligible employees at our Dodge City facility to vote per NLRB standards.  The NLRB has set January 21 and 22, 2010 as the dates for the election.

Results of Operations

Thirteen weeks ended November 28, 2009 compared to thirteen weeks ended November 29, 2008

General.  Net income for the thirteen weeks ended November 28, 2009 of approximately $41.3 million was generated compared to a net loss of approximately $2.6 million for the thirteen weeks ended November 29, 2008, an improvement of $43.9 million.  Sales were lower in the thirteen weeks ended November 28, 2009 compared to the thirteen weeks ended November 29, 2008 due in part to an approximate 2.7% decrease in the average volume of cattle processed.  The average sales prices per head decreased approximately 2.6% during this reporting period as the demand for beef products during this quarter was not as strong as compared to the same quarter of last year.

Total costs and expenses of $1,296.4 million and $1,424.9 million for the thirteen weeks ended November 28, 2009 and November 29, 2008, respectively, were 96.6% and 99.7% as a percentage of net sales.  A drop in live cattle prices of approximately 10.5% was able to offset the drop in the volume of cattle processed and the drop in average sales prices per head, resulting in improved operating income of approximately $42.1 million for the thirteen-week period ended November 28, 2009 as compared to the thirteen-week period ended November 29, 2008.

Net Sales.  Net sales were $1,342.6 million for the thirteen weeks ended November 28, 2009 compared to $1,429.0 million for the thirteen weeks ended November 29, 2008, a decrease of $86.4 million or 6.0%.  The decrease in net sales principally resulted from an approximate 2.6% decrease in the average sales prices per head during the  first quarter of fiscal 2010 as the demand for beef products during the thirteen weeks ended November 28, 2009 was not as strong as compared to the thirteen weeks ended November 29, 2008.  Also contributing to the decrease in net sales was an approximate 2.7% decline in the average volume of cattle processed.  Offsetting these decreases was an approximate $15.7 million loss on the mark to market adjustment on cattle futures contracts that we entered into during the first quarter of fiscal 2009 to offset the risk of fixed-price sales commitments that did not recur in the first quarter of fiscal 2010.

Cost of Sales.  Cost of sales was $1,273.3 million for the thirteen weeks ended November 28, 2009 compared to $1,404.0 million for the thirteen weeks ended November 29, 2008, a decrease of approximately $130.7 million or 9.3%.  The decrease was primarily a result of an approximate 10.5% decrease in cattle prices for the comparable periods.  Also contributing to the decrease was a decline in the volume of cattle processed of approximately 2.7% during the first quarter of fiscal 2010 as compared to the same period of fiscal 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $11.2 million for the thirteen weeks ended November 28, 2009 compared to $10.9 million for the thirteen weeks ended November 29, 2008, a slight increase of $0.3 million or 2.8%.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were $11.9 million for the thirteen weeks ended November 28, 2009 compared to $10.0 million for the thirteen weeks ended November 29, 2008, an increase of $1.9 million or 19.0%.  Depreciation expense increased due to fixed assets being placed into service, primarily at our Dodge City and Liberal beef plants, during fiscal year 2009.

Operating Income.  Operating income was approximately $46.2 million for the thirteen weeks ended November 28, 2009 compared to operating income of approximately $4.1 million for the thirteen weeks ended November 29, 2008, an improvement of $42.1 million. This improvement in operating income during the first quarter of fiscal 2010 resulted primarily from lower live cattle prices relative to the prices received for beef products and a lower negative mark to market adjustment on cattle futures contracts as compared to the first quarter of fiscal 2009.

Interest Expense.  Interest expense was $4.5 million for the thirteen weeks ended November 28, 2009 compared to $6.8 million for the thirteen weeks ended November 29, 2008, a decrease of $2.3 million or 33.8%.  The decrease in interest expense during the thirteen weeks ended November 28, 2009 as compared to the thirteen weeks ended November 29, 2008 was due primarily to the purchase and cancellation of our senior notes of approximately $100.0 million during the twelve-month period ended November 28, 2009.  Also contributing to the decline in interest expense was (i) a decrease of approximately 98 basis points in interest rates on our variable rate debt during the thirteen weeks ended November 28, 2009 compared to the thirteen weeks ended November 29, 2008 and (ii) an approximate $30.5 million decrease in the weighted average principal amount of our variable rate debt at November 28, 2009 as compared to November 29, 2008.

Income Tax Expense.  Income tax expense was $0.4 million for the thirteen weeks ended November 28, 2009 and November 29, 2008, respectively.  Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.

Net Income.  As a result of the factors described above, net income for the thirteen-week period ended November 28, 2009 was approximately $41.3 million compared to a net loss of approximately $2.6 million for thirteen-week period ended November 29, 2008, an increase of approximately $43.9 million.

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

Other—the Other segment of NBP consists of the operations of National Carriers, National Elite Transportation, LLC (National Elite), a provider of transportation logistics services, and Kansas City Steak.

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (amounts in thousands):

	13 weeks ended	13 weeks ended
	November 28, 2009	November 29, 2008
Net sales:
Core beef	$1,363,131	$1,437,858
Other	54,920	57,755
Eliminations	(75,441)	(66,636)
Total net sales	$1,342,610	$1,428,977

Operating income:
Core beef	$44,729	$2,410
Other	1,432	1,701
Total operating income	46,161	4,111

Interest income	29	55
Interest expense	(4,532)	(6,808)
Other income, net	7	377
Total income (loss) before taxes	$41,665	$(2,265)

	November 28, 2009	November 29, 2008
Assets:
Core beef	$766,041	$819,104
Other	45,027	42,034
Eliminations	(904)	(939)
Total assets	$810,164	$860,199

Thirteen weeks ended November 28, 2009 compared to thirteen weeks ended November 29, 2008

Core Beef

Net Sales.  Net sales for Core Beef were $1,363.1 million for the thirteen weeks ended November 28, 2009 compared to $1,437.9 million for the thirteen weeks ended November 29, 2008, a decrease of $74.8 million or 5.2%.  The decrease in net sales principally resulted from an approximate 2.6% decrease in the average sales prices per head during the first quarter of fiscal 2010 as the demand for beef products during the thirteen weeks ended November 28, 2009 was not as strong as compared to the thirteen weeks ended November 29, 2008.  Also contributing to the decrease in net sales was an approximate 2.7% decline in the average volume of cattle processed.  Offsetting these decreases was an approximate $15.7 million loss on the mark to market adjustment on cattle futures contracts that we entered into during the first quarter of fiscal 2009 to offset the risk of fixed-price sales commitments that did not recur in the first quarter of fiscal 2010.

Operating Income.  Operating income for Core Beef was approximately $44.7 million during the thirteen weeks ended November 28, 2009 compared to operating income of approximately $2.4 million during the thirteen weeks ended November 29, 2008, an improvement of approximately $42.3 million.   This significant improvement in operating income during the first quarter of fiscal 2010 resulted primarily from lower live cattle prices relative to the prices received for beef products and a lower negative mark to market adjustment on cattle futures contracts as compared to the first quarter of fiscal 2009.

Other

Net Sales.  Net sales for Other were approximately $54.9 million for the thirteen weeks ended November 28, 2009 compared to approximately $57.8 million for the thirteen weeks ended November 29, 2008, a decrease of approximately $2.9 million or 5.0%.  The decrease was primarily due to reduced revenues at our transportation company which was offset by increased sales at our portion control facility during the thirteen weeks ended November 28, 2009 as compared to the thirteen weeks ended November 29, 2008.

Operating Income.  Operating income for Other was approximately $1.4 million for the thirteen weeks ended November 28, 2009 compared to approximately $1.7 million for the thirteen weeks ended November 29, 2008, a decrease of approximately $0.3 million.  This slight decrease was due primarily to a reduction of operating income of our transportation company due to lower sales and higher depreciation expense which was offset by improved operating income of our portion control facility.

Liquidity and Capital Resources

As of November 28, 2009, we had net working capital (the excess of current assets over current liabilities) of $160.8 million, which included $10.5 million in distributions payable, and cash and cash equivalents of $13.7 million.  As of August 29, 2009, we had net working capital of $145.0 million, which included $35.2 million in distributions payable, and cash and cash equivalents of $17.4 million.  Our primary sources of liquidity are cash flow from operations and available borrowings under our amended and restated credit facility (Credit Facility).

As of November 28, 2009, we had $300.3 million of long-term debt, $27.8 million of which was classified as a current liability. As of November 28, 2009, our Credit Facility consisted of a $251.9 million term loan, all of which was outstanding, and a $225.0 million revolving line of credit loan, which had no outstanding borrowings, outstanding letters of credit of $35.1 million and available borrowings of $154.7 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our Credit Facility have funded our working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our Credit Facility as of November 28, 2009.

In addition to outstanding borrowings under our Credit Facility, we had outstanding borrowings under industrial revenue bonds of $12.2 million, senior notes of $27.1 million and capital lease and other obligations of $9.1 million as of November 28, 2009.

We believe that available borrowings under our Credit Facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.  Under the April 13, 2009 amendment to the Credit Facility, we were required to purchase or redeem $100.0 million aggregate principal amount of our outstanding senior notes on or before December 31, 2009. We financed this required purchase with the increased available line of credit of $25.0 million and increased available term borrowings of up to $75.0 million.  As of November 28, 2009, we had purchased the entire $100.0 million aggregate principal amount of our senior notes required to be purchased.  On December 11, 2009, we provided notice of our intent to redeem the remaining $27.1 million aggregate principal amount of our senior notes on January 11, 2010.  Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.  For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended August 29, 2009.

Operating Activities

Net cash provided through operating activities in the thirteen weeks ended November 28, 2009 was $28.3 million compared to net cash provided through operating activities of $24.3 million in the thirteen weeks ended November 29, 2008.  The $4.0 million increase was due primarily to an increase of approximately $43.9 million in net income during the thirteen weeks ended November 28, 2009 as compared to the thirteen weeks ended November 29, 2008, offset by a net decrease in cash generated from changes in net current assets during the thirteen-week period ended November 28, 2009 as compared to the thirteen week-period ended November 29, 2008.

Investing Activities

Net cash used in investing activities was $9.0 million in the thirteen weeks ended November 28, 2009 compared to $6.6 million in the thirteen weeks ended November 29, 2008.  This increase in cash used was primarily attributable to an approximate $2.6 million increase in expenditures for property, plant and equipment during the thirteen weeks ended November 28, 2009 as compared to the thirteen weeks ended November 29, 2008.

Financing Activities

Net cash used in financing activities was $22.9 million during the thirteen weeks ended November 28, 2009 compared to net cash used in financing activities of $16.1 million during the thirteen weeks ended November 29, 2008.  The change was primarily attributed to an approximate $52.8 million change in net revolver credit borrowings and the purchase and cancellation of an additional $37.5 million of our senior notes.  This change was partially offset by an approximate $75.0 million in borrowings under our term note payable and by an approximate $7.5 million reduction in member distributions paid during the first quarter of fiscal year 2010.

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

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be based on borrowing base availability with grids for amounts greater than $150.0 million, $50.0 million to $150.0 million and less than $50.0 million.  As of November 28, 2009, the interest rates for the revolving loan and the term loan were approximately 5.25% and 4.0987%, respectively.

Our funded debt to EBITDA ratio is not to be more than 3.75 to 1.00 at the end of each fiscal quarter.  If the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days.  As of November 28, 2009, we had met this borrowing base availability requirement under our Credit Facility.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.

The borrowings under the revolving loan are available for our working capital requirements, capital expenditures and other general corporate purposes.  The Credit Facility is secured by a first priority lien on substantially all of the Company’s assets.  The principal amount outstanding under the term loan is due and payable in equal installments of approximately $2.5 million on the last business day of each June and December commencing December 2009 through December 2010, after which required installment payments increase to approximately $4.8 million.  All outstanding amounts of the term loan are due and payable on July 25, 2012.  Prepayment of the term loan is allowed at any time.

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

From time to time, we purchase cattle futures and options contracts.  Our primary use of these contracts is to partially determine our future input costs when we have committed forward sales purchase orders from customers at a specified fixed price.  On November 28, 2009, we held futures contracts covering approximately 136 million pounds of cattle.  The longest duration futures contract owned is thirteen months.  In accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, as amended, we account for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  SFAS No. 133 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While management believes each of these instruments helps mitigate various market risks, they are not designated and accounted for as hedges as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  We feel that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of November 28, 2009 and August 29, 2009, the potential change in the fair value of the derivative instruments we hold that are not designated as normal purchases or sales, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $1.2 million and $16.4 million, respectively.  This significant change was primarily due to the cattle futures contracts that we entered into during the first quarter of fiscal 2009 to offset the risk of fixed-price sales commitments.

Interest Rates.  As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.  As of November 28, 2009, the weighted average interest rate on our $264.1 million of variable interest debt was approximately 3.93%.  As of August 29, 2009, the weighted average interest rate on our $222.4 million of variable rate debt was approximately 3.36%.

We had total interest expense of approximately $4.5 million during the thirteen weeks ended November 28, 2009.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $1.2 million during the thirteen weeks ended November 28, 2009.

Foreign Operations.  Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk. Although we operate in international markets including Japan, South Korea and China, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

Item 4T.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended November 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 5, “Contingencies” to our Consolidated Financial Statements included in Part I- Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

The risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended August 29, 2009 have not materially changed.

Item 6. Exhibits.

(A)                  Exhibits

10.1

Third Amendment to the Sixth Amended and Restated Credit Agreement dated as of October 8, 2009 by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated herein by reference to Exhibit 10.9 (e) to National Beef, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed with the SEC on December 2, 2009).

10.2

Fourth Amendment to the Sixth Amended and Restated Credit Agreement dated as of November 24, 2009 by and among National Beef Packing Company, LLC and certain agents, lenders and issuers (incorporated herein by reference to Exhibit 10.1 to National Beef Packing Company, LLC’s Current Report on Form 8-K filed with the SEC on December 1, 2009).

10.3

National Beef Packing Company, LLC Management Incentive Program (incorporated herein by reference to Exhibit 10.18 to National Beef, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 13, 2009.)*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Beef Packing Company, LLC

By:	/s/ Timothy M. Klein
Timothy M. Klein Chief Executive Officer and Manager (Principal Executive Officer)

By:	/s/ Jay D. Nielsen
Jay D. Nielsen Chief Financial Officer (Principal Financial and Accounting Officer)

Date: January 8, 2010