Form 10-Q
period 2010-02-27
NATIONAL BEEF PACKING CO LLC
filed 2010-04-09
CIK 1273784

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 333-111407

NATIONAL BEEF PACKING COMPANY, LLC
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	48-1129505 (I.R.S. employer identification number)

12200 North Ambassador Drive
Kansas City, MO 64163
(Address of principal executive offices)

Telephone: (800) 449-2333
(Registrant's telephone number, including area code)

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

              Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐        No ☐

              Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small company. See definition of "accelerated filer," "large accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

              Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

              There is no market for the Registrant's equity. As of April 9, 2010, there were 203,990,136 Class A units and 15,545,948 Class B units outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	February 27, 2010 (unaudited)	August 29, 2009
Assets
Current assets:
Cash and cash equivalents	$11,059	$17,373
Accounts receivable, less allowance for returns and doubtful accounts of $2,289 and $1,511, respectively	171,678	172,420
Due from affiliates	3,975	4,532
Other receivables	7,364	7,165
Inventories	188,552	175,300
Other current assets	18,054	16,602

Total current assets	400,682	393,392

Property, plant and equipment, at cost	496,858	479,926
Less accumulated depreciation	197,011	174,295

Net property, plant and equipment	299,847	305,631

Goodwill	81,242	81,242
Other intangibles, net of accumulated amortization of $12,528 and $11,450, respectively	23,688	24,760
Other assets	5,154	4,120

Total assets	$810,613	$809,145

Liabilities and Members' Capital
Current liabilities:
Current installments of long-term debt	$9,413	$11,458
Cattle purchases payable	52,068	49,806
Accounts payable—trade	61,393	69,073
Due to affiliates	1,048	1,042
Accrued compensation and benefits	40,883	50,857
Accrued insurance	16,123	16,344
Other accrued expenses and liabilities	9,460	14,585
Distributions payable	11,567	35,183

Total current liabilities	201,955	248,348

Long-term debt, excluding current installments	290,313	287,370
Other liabilities	2,223	2,364

Total liabilities	494,491	538,082

Capital subject to redemption	228,056	183,407
Members' capital:
Members' capital attributable to NBP	85,381	85,290
Accumulated other comprehensive (loss) / income attributable to NBP	17	(1)
Non-controlling interest in Kansas City Steak Company, LLC	2,668	2,367

Total members' capital	88,066	87,656
Commitments and contingencies	—	—

Total liabilities, capital subject to redemption and members' capital	$810,613	$809,145

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	13 weeks ended February 27, 2010 (unaudited)	13 weeks ended February 28, 2009 (unaudited)	26 weeks ended February 27, 2010 (unaudited)	26 weeks ended February 28, 2009 (unaudited)
Net sales	$1,340,926	$1,298,218	$2,683,536	$2,727,195
Costs and expenses:
Cost of sales	1,259,860	1,236,297	2,533,171	2,640,335
Selling, general and administrative	12,063	10,341	23,293	21,204
Depreciation and amortization	12,376	11,264	24,284	21,230

Total costs and expenses	1,284,299	1,257,902	2,580,748	2,682,769

Operating income	56,627	40,316	102,788	44,426
Other income (expense):
Interest income	6	50	34	106
Interest expense	(3,519)	(5,567)	(8,051)	(12,376)
Equity in loss of aLF Ventures, LLC	—	(24)	—	(49)
Other, net	(3,784)	(4,237)	(3,776)	(3,835)

Income before taxes	49,330	30,538	90,995	28,272
Income tax (benefit) expense	(48)	192	352	561

Net income	49,378	30,346	90,643	27,711
Net income attributable to the non-controlling interest	(568)	(546)	(791)	(717)

Net income attributable to NBP	$48,810	$29,800	$89,852	$26,994

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	26 weeks ended February 27, 2010 (unaudited)	26 weeks ended February 28, 2009 (unaudited)
Cash flows from operating activities:
Net income	$90,643	$27,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,284	21,230
(Gain) / loss on disposal of property, plant and equipment	(120)	132
Write-off of debt issuance costs	418	—
Change in assets and liabilities:
Accounts receivable	742	52,239
Due from affiliates	557	4,183
Other receivables	(199)	(655)
Inventories	(13,252)	24,950
Other assets	(1,806)	(15,755)
Cattle purchases payable	223	(561)
Accounts payable	(4,705)	(11,735)
Due to affiliates	6	(523)
Accrued compensation and benefits	(9,974)	(23,110)
Accrued insurance	(221)	906
Other accrued expenses and liabilities	(5,266)	20,215

Net cash provided by operating activities	81,330	99,227

Cash flows from investing activities:
Capital expenditures, including interest capitalized	(17,986)	(17,969)
Proceeds from sale of property, plant and equipment	683	894

Net cash used in investing activities	(17,303)	(17,075)

Cash flows from financing activities:
Net receipts under revolving credit lines	21,100	1,451
Repayments of term note payable	(23,102)	(25,713)
Borrowings of term note payable	75,000	—
Purchase and cancellation of senior notes	(66,855)	—
Change in overdraft balances	(936)	(17,383)
Repayments of other indebtedness	(5,245)	(4,200)
Cash paid for financing costs	(1,103)	—
Member distributions	(68,728)	(45,242)
Distributions paid to non-controlling interest	(490)	(272)

Net cash used in financing activities	(70,359)	(91,359)

Effect of exchange rate changes on cash	18	(74)

Net decrease in cash	(6,314)	(9,281)
Cash and cash equivalents at beginning of period	17,373	25,466

Cash and cash equivalents at end of period	$11,059	$16,185

Supplemental disclosures:
Cash paid during the period for interest	$8,154	$12,008
Cash paid / (received) during the period for taxes, net of $0 and $925 refunds, respectively	$9	$(798)

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

              NB Finance Corp., a wholly-owned finance subsidiary of NBP, is a co-issuer on a joint and several basis with NBP of the Senior Notes, which are our senior unsecured obligations, ranking equal in right of payment with all of our other senior unsecured obligations. The Senior Notes were retired on January 11, 2010. NB Finance Corp. has nominal assets and conducts no business or operations. There are no significant restrictions on the ability of subsidiaries to transfer funds to NBP.

(2) New Accounting Pronouncements

              On June 29, 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification (the "ASC") under ASC 105-10 as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009 for most entities. On the effective date, all non-SEC accounting and reporting standards was superseded. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative U.S. generally accepted accounting principles ("GAAP") for SEC registrants. All other accounting literature is considered non-authoritative. The switch to ASC affects the manner in which companies refer to U.S. GAAP in financial statements and note disclosures. The Company adopted this body of accounting for the quarterly period ended November 28, 2009, as required, and adoption did not have a material impact on our consolidated financial statements taken as a whole.

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

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(2) New Accounting Pronouncements (Continued)

              Also in December 2007, the FASB issued Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 under ASC 810-10-65 which establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary. ASC 810-10-65 requires non-controlling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent's equity. The Company's adoption of ASC 810-10-65 as of August 30, 2009 changed the presentation of the non-controlling interest.

              In February 2008, the FASB issued Fair Value Measurements under ASC 820-10 which deferred the effective date of fair value measurement for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis, at least annually. There was no impact when the Company adopted for these nonfinancial assets and nonfinancial liabilities on August 30, 2009. These assets and liabilities are measured at fair value on an ongoing basis but are reported at fair value only in certain circumstances.

(3) Inventories

              Inventories at February 27, 2010 and August 29, 2009 consisted of the following (in thousands):

	February 27, 2010	August 29, 2009
Dressed and boxed meat products	$121,479	$119,274
Beef by-products	39,085	29,756
Supplies and other	27,988	26,270

Total inventory	$188,552	$175,300

(4) Comprehensive Income

              Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended February 27, 2010	13 weeks ended February 28, 2009	26 weeks ended February 27, 2010	26 weeks ended February 28, 2009
Net income	$49,378	$30,346	$90,643	$27,711
Other comprehensive income / (loss):
Foreign currency translation adjustments	(4)	(8)	18	(74)

Comprehensive income	49,374	30,338	90,661	27,637
Comprehensive income attributable to the non-controlling interest	(568)	(546)	(791)	(717)

Comprehensive income attributable to NBP	$48,806	$29,792	$89,870	$26,920

(5) Contingencies

              National Beef Leathers LLC (NBL), a wholly-owned subsidiary of NBP, has been named as a defendant in seventeen currently pending lawsuits involving NBL's tannery located in St. Joseph, Missouri. NBL purchased certain assets of the tannery from Prime Tanning in March 2009. The lawsuits

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(5) Contingencies (Continued)

are pending in the Circuit Courts of Buchanan County, Clinton County, Ray County, and DeKalb County, Missouri and in the U.S. District Court for the Western District of Missouri and were filed between April 22, 2009 and March 12, 2010. The lawsuits allege that Prime and NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri. The lawsuits currently include fifteen actions filed by individual plaintiffs and two purported class actions. The plaintiffs are seeking an unspecified amount of damages for wrongful death, personal injury, pain and suffering, economic damages, punitive damages, diminished property values and medical monitoring. NBL is vigorously defending the cases.

              The Company is a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

(6) Fair Value Measurements

              The Company determines fair value utilizing a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy gives the highest priority to quoted market prices (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs used to measure fair value are as follows:

  •
  Level 1—quoted prices in active markets for identical assets or liabilities accessible by the reporting entity.

  •
  Level 2—observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

  •
  Level 3—unobservable inputs for an asset or liability. Unobservable inputs should only be used to the extent observable inputs are not available.

              The following table details the assets and liabilities measured at fair value on a recurring basis as of February 27, 2010 and August 29, 2009 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

Description	February 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets—derivatives	$3,411	$1,408	$2,003	$—
Other accrued expenses and liabilities—derivatives	$861	$861	$—	$—
Capital subject to redemption	$228,056	$—	$228,056	$—

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(6) Fair Value Measurements (Continued)

Description	August 29, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets—derivatives	$1,442	$1,442	$—	$—
Other accrued expenses and liabilities—derivatives	$5,087	$3,535	$1,552	$—
Capital subject to redemption	$183,407	$—	$183,407	$—

              The Company has not elected the option to report any of the selected financial assets and liabilities at fair value. Management has used certain agreed upon redemption prices in measuring the fair value of the capital subject to redemption.

(7) Disclosure about Derivative Instruments and Hedging Activities

              As part of the Company's ongoing operations, the Company is exposed to market risks such as changes in commodity prices. To manage these risks, the Company may enter into the following derivative instruments pursuant to our established policies:

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

              The Company enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties. The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of February 27, 2010 as all derivatives in an asset position are exchange-traded contracts. The exchange-traded contracts have been entered into under a master netting agreement. None of the derivatives entered into have credit-related contingent features. The Company has $3.2 million in cash collateral posted on its derivative liabilities.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(7) Disclosure about Derivative Instruments and Hedging Activities (Continued)

              The following table presents the fair values as discussed in Note 6 and other information regarding derivative instruments not designated as hedging instruments as of February 27, 2010 and August 29, 2009 (in thousands of dollars):

	Derivative Asset		Derivative Liability
	As of February 27, 2010		As of February 27, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$3,411	Other accrued expenses and liabilities	$861

Totals		$3,411		$861

	Derivative Asset		Derivative Liability
	As of August 29, 2009
			As of August 29, 2009
	Balance Sheet Location
		Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$1,442	Other accrued expenses and liabilities	$5,087

Totals		$1,442		$5,087

              The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen and twenty-six week periods ended February 27, 2010 (in thousands of dollars):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives
		13 Weeks ended February 27, 2010	26 Weeks ended February 27, 2010
Commodity contracts	Net sales	$3,588	$(3,169)
Commodity contracts	Cost of sales	4,393	7,937

Totals		$7,981	$4,768

(8) Capital Subject to Redemption

              At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, our Chief Executive Officer, Timothy M. Klein (referred to herein as "Mr. Klein"), and/or NBPCo Holdings have the right to request that the Company repurchase their interests, the value of which is to be determined by a mutually agreed appraisal process. If the Company is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.

              Generally accepted accounting principles require the Company to determine the fair value of the capital subject to redemption at the end of each reporting period. To the extent that this value increases, this change in fair value is accreted over the redemption period as discussed above. Since the second quarter of fiscal year 2009, management has used certain agreed upon redemption prices that were used in the Unit Redemption Agreements in measuring the fair value of the capital subject to redemption held by NBPCo Holdings. The Unit Redemption Agreement between the Company and

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(8) Capital Subject to Redemption (Continued)

Timothy Klein and affiliates provides for a formula-based method of calculating their Class B interests which was used in valuing the interest of Timothy Klein and affiliates at February 27, 2010.

              The Company accounts for changes in the redemption value of redeemable interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests. At February 27, 2010, the value of the capital subject to redemption was determined to be $264.2 million, which was in excess of its carrying value. Accordingly, the carrying value of the capital subject to redemption increased by approximately $30.6 million through accretion during the twenty-six weeks ended February 27, 2010, resulting in the $228.1 million carrying value, as reflected in the accompanying consolidated balance sheet as of February 27, 2010.

              The total value of the capital subject to redemption at February 27, 2010, increased by approximately $23.6 million compared to the value at August 29, 2009. Offsetting the change in the value of the capital subject to redemption is a corresponding change in members' capital.

(9) Segments

              The Company's operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker (CODM). Segment profit is measured as operating income for NBP's two reporting segments, Core Beef and Other, based on the definitions provided in ASC 280, Disclosures about Segments of an Enterprise and Related Information.

              Core Beef—the majority of NBP's revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products including hides to the variety meat, feed processing, fertilizer and pet food industries. Aggregation criteria were applied to determine the constituents of the Core Beef segment.

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

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(9) Segments (Continued)

              The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended February 27, 2010	13 weeks ended February 28, 2009	26 weeks ended February 27, 2010	26 weeks ended February 28, 2009
Net sales:
Core beef	$1,367,189	$1,300,714	$2,730,320	$2,738,573
Other	65,088	61,715	120,008	119,469
Eliminations	(91,351)	(64,211)	(166,792)	(130,847)

Total net sales	$1,340,926	$1,298,218	$2,683,536	$2,727,195

Operating income:
Core beef	$54,931	$38,095	$99,659	$40,505
Other	1,696	2,221	3,129	3,921

Total operating income	56,627	40,316	102,788	44,426
Interest income	6	50	34	106
Interest expense	(3,519)	(5,567)	(8,051)	(12,376)
Other expense, net	(3,784)	(4,261)	(3,776)	(3,884)

Total income before taxes	$49,330	$30,538	$90,995	$28,272

	February 27, 2010	February 28, 2009
Assets:
Core beef	$769,251	$757,124
Other	43,534	41,078
Eliminations	(2,172)	(830)

Total assets	$810,613	$797,372

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

              In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. See also Part II. Item 1A, Risk Factors, included in this report, and Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended August 29, 2009 on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

              Beef prices have responded positively since the beginning of 2010 due to weather related carcass weight declines, fewer cattle on feed, improved beef exports and smaller beef imports. The smaller than expected domestic beef supply has also found modest support from a economy working its way slowly out of recession. Meanwhile, competing meat supplies do not appear burdensome which should keep the overall protein supply in check and continue to support stronger year on year cattle and beef prices. We believe that global beef and beef by-product demand will continue to improve on gradual economic gains and smaller global protein and by-product production. For the remainder of 2010 and beyond, we expect that the cattle industry will continue to struggle with the long term implications of a herd reduction.

Recent Developments

              On November 3, 2009, the United Food and Commercial Workers Union (the "UFCWU") filed a petition with the Regional Office of the National Labor Relations Board (the "NLRB") in Kansas City, Missouri seeking to represent approximately 2,200 employees who work at our Dodge City, Kansas facility. On January 8, 2010, the UFCWU withdrew its petition for an election.

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

              We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations. Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic and foreign consumer demand for beef could have a material adverse effect on the Company's revenues and net income.

Results of Operations

Thirteen weeks ended February 27, 2010 compared to thirteen weeks ended February 28, 2009

              General.    Net income for the thirteen weeks ended February 27, 2010 was approximately $49.4 million compared to a net income of approximately $30.3 million for the thirteen weeks ended February 28, 2009, an improvement of approximately $19.1 million. Total costs and expenses of approximately $1,284.3 million and $1,257.9 million for the thirteen weeks ended February 27, 2010 and February 28, 2009, respectively, were 95.8% as a percent of sales for the thirteen weeks ended February 27, 2010 compared to 96.9% for the thirteen weeks ended February 28, 2009. Continued stable demand for beef products and relative stability in cattle prices during the second quarter of fiscal 2010 as compared to the same period of fiscal 2009 allowed the sales prices to cover the cost of the cattle we processed.

              Net Sales.    Net sales were approximately $1,340.9 million for the thirteen weeks ended February 27, 2010 compared to approximately $1,298.2 million for the thirteen weeks ended February 28, 2009, an increase of approximately $42.7 million, or 3.3%. The increase in net sales resulted primarily from a 3.1% increase in the number of cattle processed as well as a 1.9% increase in the sales prices per head in the thirteen weeks ended February 27, 2010 compared to the same period in the prior year.

              Cost of Sales.    Cost of sales was approximately $1,259.9 million for the thirteen weeks ended February 27, 2010 compared to approximately $1,236.3 million for the thirteen weeks ended February 28, 2009, an increase of approximately $23.6 million, or 1.9%. The increase was primarily a result of a 3.1% increase in the number of live cattle processed as well as a 0.4% increase in average cattle prices.

              Selling, General and Administrative Expenses.    Selling, general and administrative expenses were approximately $12.1 million for the thirteen weeks ended February 27, 2010 compared to approximately $10.3 million for the thirteen weeks ended February 28, 2009, an increase of approximately $1.8 million, or 17.5%. The increase reflects an increase in advertising and promotion expense of approximately $0.5 million, an increase in salaries of approximately $0.3 million, an increase in consulting expenses of approximately $0.3 million and an increase in travel and related expenses of approximately $0.3 million.

              Depreciation and Amortization Expense.    Depreciation and amortization expenses were approximately $12.4 million for the thirteen weeks ended February 27, 2010 compared to approximately $11.3 million for the thirteen weeks ended February 28, 2009, an increase of approximately $1.1 million, or 9.7%. Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2010.

              Operating Income/Loss.    Operating income was approximately $56.6 million for the thirteen weeks ended February 27, 2010 compared to an operating income of approximately $40.3 million for the thirteen weeks ended February 28, 2009, an improvement of approximately $16.3 million. The increased operating income resulted from an increase in sales price per head for beef products and relatively steady cattle prices.

              Interest Expense.    Interest expense was approximately $3.5 million for the thirteen weeks ended February 27, 2010 compared to $5.6 million for the thirteen weeks ended February 28, 2009, a decrease of $2.1 million or 37.5%. The decrease in interest expense during the thirteen weeks ended February 27, 2010 as compared to the same period last year was due primarily to a reduction in average daily borrowings of approximately 22.7% as well as the purchase and cancellation of our Senior Notes of approximately $27.1 million during the second quarter of fiscal 2010 which contributed to a decrease of approximately 165 basis points in our average borrowing rate during the thirteen weeks ended February 27, 2010 as compared to the same period of last year.

              Other, net.    Other, net non-operating expense was approximately $3.8 million for the thirteen weeks ended February 27, 2010 compared to other, net non-operating expense of approximately $4.2 million for the thirteen weeks ended February 28, 2009, a decrease of approximately $0.4 million. During the thirteen weeks ended February 27, 2010, we expensed costs we incurred in connection with the attempted IPO by National Beef, Inc. in December 2009 of $2.2 million as well as expensing the remaining senior notes issuance fees of $0.2 million compared to the write-off of approximately $3.6 million of legal fees related to the termination of the Membership Interest Purchase Agreement (MIPA) and the approximate $0.7 million write-off of obsolete parts at our case ready facilities during the same period of the prior year.

              Income Tax Expense/Benefit.    Income tax benefit was $0.1 million for the thirteen weeks ended February 27, 2010 compared to $0.2 million expense for the same period of fiscal year 2009, a decrease of $0.3 million, or 50.0%. A decrease in income taxes for the period was primarily related to our subsidiary, National Carriers. Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.

Twenty-six weeks ended February 27, 2010 compared to twenty-six weeks ended February 28, 2009

              General.    Net income for the twenty-six weeks ended February 27, 2010 was approximately $90.6 million compared to a net income of approximately $27.7 million for the twenty-six weeks ended February 28, 2009, an improvement of approximately $62.9 million. Net sales were lower in the twenty-six weeks ended February 27, 2010 compared to those of the prior period primarily due to an average decrease in sales prices per head of approximately 0.4%. The number of cattle processed during the current twenty-six week period was 0.1% more than the same period of last year.

              Total costs and expenses of approximately $2,580.8 million and $2,682.8 million for the twenty-six weeks ended February 27, 2010 and February 28, 2009, respectively, were 96.2% as a percent of sales for the twenty-six weeks ended February 28, 2009 compared to 98.4% for the twenty-six weeks ended February 28, 2009. A relatively stable demand for beef products and lower cattle prices allowed for increased sales prices to cover the cost of the live cattle that we processed during the twenty-six week period of fiscal 2010 as compared to the same period of fiscal 2009.

              Net Sales.    Net sales were approximately $2,683.6 million for the twenty-six weeks ended February 27, 2010 compared to approximately $2,727.2 million for the twenty-six weeks ended February 28, 2009, a decrease of approximately $43.6 million, or 1.6%. The slight decrease in net sales resulted primarily from an average decrease in sales prices per head of 0.4% in the twenty-six weeks ended February 27, 2010 as compared to the same period in the prior year while the volume of cattle processed increased by approximately 0.1%.

              Cost of Sales.    Cost of sales was approximately $2,533.2 million for the twenty-six weeks ended February 27, 2010 compared to approximately $2,640.3 million for the twenty-six weeks ended February 28, 2009, a decrease of approximately $107.1 million, or 4.1%. The decrease was primarily a result of decreased live cattle prices that were approximately 5.4% lower than the twenty-six week period of last year. Partially offsetting this decrease was a slight increase in cattle processed of approximately 0.1% for the current twenty-six week period ended February 27, 2010 as compared to the same period of fiscal 2009.

              Selling, General and Administrative Expenses.    Selling, general and administrative expenses were approximately $23.3 million for the twenty-six weeks ended February 27, 2010 compared to approximately $21.2 million for the twenty-six weeks ended February 28, 2009, an increase of approximately $2.1 million, or 9.9%. The increase for this period is primarily due to an approximate $0.7 million increase in advertising and marketing expenses, an increase in legal expense of approximately $0.5 million, an increase in consulting expense of approximately $0.4 million and an increase in salary expenses of approximately $0.4 million during the current period as compared to the same period of last year.

              Depreciation and Amortization Expense.    Depreciation and amortization expenses were approximately $24.3 million for the twenty-six weeks ended February 27, 2010 compared to approximately $21.2 million for the twenty-six weeks ended February 28, 2009, an increase of approximately $3.1 million, or 14.6%. Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2010.

              Operating Income.    Operating income was approximately $102.8 million for the twenty-six weeks ended February 27, 2010 compared to operating income of approximately $44.4 million for the twenty-six weeks ended February 28, 2009, an improvement of approximately $58.4 million. The improved operating income resulted from a relatively stable demand for beef products and lower cattle prices which increased the margin of the live cattle we processed in the current twenty-six week period as compared to the same period of last year.

              Interest Expense.    Interest expense was approximately $8.1 million for the twenty-six weeks ended February 27, 2010 compared to $12.4 million for the twenty-six weeks ended February 28, 2009, a decrease of approximately $4.3 million or 34.7%. The decrease in interest expense during the twenty-six weeks ended February 27, 2010 as compared to the same period last year was due primarily to a reduction in average daily borrowings of approximately 23.5%. In addition, we purchased and cancelled the remaining $66.9 million of our Senior Notes during the twenty-six weeks ended February 27, 2010.

              Income Tax Expense.    Income tax expense was $0.4 million for the twenty-six weeks ended February 27, 2010 compared to $0.6 million for the same period of fiscal year 2009, a decrease of $0.2 million, or 33.3%. A decrease in income taxes for the period was primarily related to our subsidiary, National Carriers. Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.

Segment Results

              The Company's operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker (CODM). Segment profit is measured as operating income for NBP's two reporting segments, Core Beef and Other, based on the definitions provided in ASC 280, Disclosures about Segments of an Enterprise and Related Information.

              Core Beef—the majority of NBP's revenues are generated from the sale of fresh meat, which include chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, and other products. In addition, we also sell beef by-products including hides to the variety meat, feed processing, fertilizer and pet food industries. Aggregation criteria were applied to determine the constituents of the Core Beef segment.

              Other—the Other segment of NBP consists of the operations of National Carriers, Inc., a refrigerated and livestock contract carrier company, National Elite Transportation, LLC, a provider of transportation logistics services, and Kansas City Steak Company, LLC, a portion control steak cutting operation.

              Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

              The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended February 27, 2010	13 weeks ended February 28, 2009	26 weeks ended February 27, 2010	26 weeks ended February 28, 2009
Net sales:
Core beef	$1,367,189	$1,300,714	$2,730,320	$2,738,573
Other	65,088	61,715	120,008	119,469
Eliminations	(91,351)	(64,211)	(166,792)	(130,847)

Total net sales	$1,340,926	$1,298,218	$2,683,536	$2,727,195

Operating income:
Core beef	$54,931	$38,095	$99,659	$40,505
Other	1,696	2,221	3,129	3,921

Total operating income	56,627	40,316	102,788	44,426
Interest income	6	50	34	106
Interest expense	(3,519)	(5,567)	(8,051)	(12,376)
Other expense, net	(3,784)	(4,261)	(3,776)	(3,884)

Total income before taxes	$49,330	$30,538	$90,995	$28,272

	February 27, 2010	February 28, 2009
Assets:
Core beef	$769,251	$757,124
Other	43,534	41,078
Eliminations	(2,172)	(830)

Total assets	$810,613	$797,372

Thirteen weeks ended February 27, 2010 compared to thirteen weeks ended February 28, 2009

Core Beef

              Net Sales.    Net sales for Core Beef were approximately $1,367.2 million for the thirteen weeks ended February 27, 2010 compared to approximately $1,300.7 million for the thirteen weeks ended February 28, 2009, an increase of approximately $66.5 million, or 5.1%. The increase in net sales resulted primarily from a 3.1% increase in the number of cattle processed as well as an average increase in sales prices per head of 1.9% for the current thirteen week period as compared to the same period of last year.

              Operating Income.    The operating income for Core Beef was approximately $54.9 million for the thirteen weeks ended February 27, 2010 compared to an operating income of approximately $38.1 million for the thirteen weeks ended February 28, 2009, an improvement of approximately

$16.8 million. The increased operating income resulted from an increase in sales price per head for beef products and relatively steady cattle prices.

Other

              Net Sales.    Net sales for Other were approximately $65.1 million for the thirteen weeks ended February 27, 2010 compared to approximately $61.7 million for the thirteen weeks ended February 28, 2009, an increase of approximately $3.4 million, or 5.5%. The increase was primarily due to increased sales volume in our portion control beef facility which was somewhat offset by a reduction in sales in our transportation operations during the thirteen week period of fiscal 2010 as compared to the same period of last year.

              Operating Income.    Operating income for Other was approximately $1.7 million for the thirteen weeks ended February 27, 2010 compared to approximately $2.2 million for the thirteen weeks ended February 28, 2009, a decrease of approximately $0.5 million, or 22.7%. The decrease was due primarily to a reduction of operating income of our transportation operations during the thirteen week period of fiscal 2010 as compared to the same period of last year.

Twenty-six weeks ended February 27, 2010 compared to twenty-six weeks ended February 28, 2009

Core Beef

              Net Sales.    Net sales for Core Beef were approximately $2,730.3 million for the twenty-six weeks ended February 27, 2010 compared to approximately $2,738.6 million for the twenty-six weeks ended February 28, 2009, a decrease of approximately $8.2 million, or 0.3%. The slight decrease in net sales resulted primarily from an average decrease in sales prices per head of 0.4% for the twenty-six weeks ended February 27, 2010 as compared to the same period of last year, partially offset by a 0.1% increase in the number of cattle slaughtered.

              Operating Income.    Operating income for Core Beef was approximately $99.7 million for the twenty-six weeks ended February 27, 2010 compared to operating income of approximately $40.5 million for the twenty-six weeks ended February 28, 2009, an improvement of approximately $59.2 million. The improved operating income resulted from an increase in sales price per head for beef products and relatively steady cattle prices

Other

              Net Sales.    Net sales for Other were approximately $120.0 million for the twenty-six weeks ended February 27, 2010 compared to approximately $119.5 million for the twenty-six weeks ended February 28, 2009, an increase of approximately $0.5 million, or 0.4%. The slight increase in net sales was primarily due to increased sales volume in our portion control facility offset by lower sales in our transportation operations during the twenty-six week period of fiscal 2010 as compared to the same period of last year.

              Operating Income.    Operating income for Other was approximately $3.1 million for the twenty-six weeks ended February 27, 2010 compared to approximately $3.9 million for the twenty-six weeks ended February 28, 2009, a decrease of approximately $0.8 million. The decrease was due primarily to a reduction of operating income of our transportation operations due to decreased total sales which was partially offset by improved operating income of our portion control beef facility during the current twenty-six week period of fiscal 2010 as compared to the same period of last year.

Liquidity and Capital Resources

              As of February 27, 2010, we had net working capital of approximately $198.7 million, which included $11.6 million in distributions payable and cash and cash equivalents of $11.1 million. As of August 29, 2009, we had net working capital of approximately $145.0 million, which included $35.2 million in distributions payable and cash and cash equivalents of $17.4 million. Our primary sources of liquidity are cash flows from operations and available borrowings under our amended and restated credit facility (Credit Facility).

              As of February 27, 2010, we had $299.7 million of long-term debt, of which $9.4 million was classified as a current liability. As of February 27, 2010, our Credit Facility consisted of a $228.8 million term loan, all of which was outstanding, and a $225.0 million revolving line of credit loan, which had outstanding borrowings of $50.3 million, outstanding letters of credit of $25.2 million and available borrowings of $137.9 million, based on the most restrictive financial covenant calculations. Cash flows from operations and borrowings under our Credit Facility have funded our working capital requirements, acquisitions, capital expenditures and other general corporate purposes. We were in compliance with all of our financial covenants under our Credit Facility as of February 27, 2010.

              In addition to outstanding borrowings under our Credit Facility, we had outstanding borrowings under industrial revenue bonds of $12.2 million and capital leases and other obligations of $8.4 million as of February 27, 2010. During the quarter ended February 27, 2010, we redeemed the entire outstanding borrowings under our Senior Notes in the amount of $27.1 million.

              We believe that available borrowings under our Credit Facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control. For a review of our obligations that affect liquidity, please see the "Cash Payment Obligations" table in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended August 29, 2009.

Operating Activities

              Net cash provided by operating activities in the twenty-six weeks ended February 27, 2010 was approximately $81.3 million compared to net cash provided by operating activities of approximately $99.2 million in the twenty-six weeks ended February 28, 2009. The $17.9 million change was primarily due to net cash being used in inventory, less cash being used in accounts receivable, offset by $62.9 million provided by additional net income for the twenty-six week period of fiscal 2010 compared to the same period of the prior year.

Investing Activities

              Net cash used in investing activities was approximately $17.3 million in the twenty-six weeks ended February 27, 2010 compared to approximately $17.1 million in the twenty-six weeks ended February 28, 2009.

Financing Activities

              Net cash used in financing activities was approximately $70.4 million in the twenty-six weeks ended February 27, 2010 compared to net cash used in financing activities of approximately $91.4 million in the twenty-six weeks ended February 28, 2009. The change was primarily attributed to the $66.9 million purchase and cancellation of our senior notes and an approximate $23.5 million increase in member distributions, partially offset by $75.0 million in borrowings under our term note payable, an increase of approximately $19.6 million in net revolving credit borrowings, and a

$16.4 million change in the impact of overdraft balances during the current twenty-six week period as compared to the same period of last year.

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

              The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin. The applicable margin for the revolving line of credit and the term loan will be based on borrowing base availability with grids greater than $150.0 million, $50.0 to $150.0 million and less than $50.0 million. As of February 27, 2010, the interest rates for the revolving loan and the term loan were approximately 4.45% and 3.48%, respectively.

              Our funded debt to EBITDA ratio is not to be more than 3.75 to 1.00 at the end of each fiscal quarter. If the borrowing base availability is less than $50.0 million for five consecutive business days or less than $35.0 million on any single business day during any fiscal quarter, a fixed charge ratio of 1:15 to 1:00 must be maintained at the end of each subsequent fiscal quarter until the borrowing base availability has been greater than or equal to $50.0 million for 90 consecutive days. As of February 27, 2010, we had met this borrowing base availability requirement under our Credit Facility. The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.

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

              The Credit Facility contains customary events of default, including without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of the Company's property, changes in control of the Company, the failure of any of the loan documents to remain in full force, and the Company's failure to properly fund its employee benefit plans. The facility also includes customary provisions protecting the lenders against increased cost or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

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

              From time to time, we purchase cattle futures and options contracts. Our primary use of these contracts is to partially fix our future input costs when we have committed forward sales purchase orders from customers at a specified fixed price. The longest duration futures contract owned is thirteen months. In accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, as amended, we account for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as "normal purchases and sales" and not marked to market. ASC Topic 815 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

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

              We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments. We feel the sensitivity analysis appropriately reflects the potential market value exposure associated with the use of derivative instruments. As of February 27, 2010, the potential change in the fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $7.3 million. As of August 29, 2009, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $16.4 million. This change was primarily due to the cattle futures contracts that we entered into during the first quarter of fiscal 2009 to offset the risk of fixed-price sales commitments.

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

              We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date. Our variable interest expense is sensitive to changes in the general level of interest rates. As of February 27, 2010, the weighted average interest rate on our $291.3 million of variable rate debt was approximately 3.5%.

              We had total interest expense of approximately $8.1 million during the twenty-six week period ending February 27, 2010. The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $2.5 million in the twenty-six week period ending February 27, 2010.

Item 4T.    Controls and Procedures

              We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in our internal controls over financial reporting during the thirteen weeks ended February 27, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

              For information regarding legal proceedings, see Note 5, "Contingencies" to our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.    Risk Factors.

              The risk factors set forth in our Annual Report on Form 10-K for the year ended August 29, 2009 have not materially changed.

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

Date: April 9, 2010