Form 10-Q
period 2010-05-29
NATIONAL BEEF PACKING CO LLC
filed 2010-07-09
CIK 1273784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There is no market for the Registrant’s equity.  As of July 9, 2010, there were 203,990,136 Class A units and 15,381,317 Class B units outstanding.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	May 29, 2010
	(unaudited)	August 29, 2009
Assets
Current assets:
Cash and cash equivalents	$20,082	$17,373
Accounts receivable, less allowance for returns and doubtful accounts of $3,391 and $1,511, respectively	205,784	172,420
Due from affiliates	3,837	4,532
Other receivables	7,070	7,165
Inventories	216,706	175,300
Other current assets	18,596	16,602
Total current assets	472,075	393,392

Property, plant and equipment, at cost	507,286	479,926
Less accumulated depreciation	208,685	174,295
Net property, plant and equipment	298,601	305,631
Goodwill	81,242	81,242
Other intangibles, net of accumulated amortization of $13,129 and $11,450, respectively	23,392	24,760
Other assets	4,976	4,120
Total assets	$880,286	$809,145
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$6,635	$11,458
Cattle purchases payable	63,100	49,806
Accounts payable — trade	66,671	69,073
Due to affiliates	1,101	1,042
Accrued compensation and benefits	61,751	50,857
Accrued insurance	15,162	16,344
Other accrued expenses and liabilities	11,353	14,585
Distributions payable	32,698	35,183
Total current liabilities	258,471	248,348
Long-term debt, excluding current installments	280,116	287,370
Other liabilities	2,155	2,364
Total liabilities	540,742	538,082
Capital subject to redemption	264,371	183,407
Members’ capital:
Members’ capital attributable to NBP	72,518	85,290
Accumulated other comprehensive income / (loss) attributable to NBP	6	(1)
Non-controlling interest in Kansas City Steak Company, LLC	2,649	2,367
Total members’ capital	75,173	87,656
Commitments and contingencies	—	—
Total liabilities, capital subject to redemption and members’ capital	$880,286	$809,145

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$1,537,879	$1,318,020	$4,221,415	$4,045,215
Costs and expenses:
Cost of sales	1,429,435	1,242,304	3,962,607	3,882,639
Selling, general and administrative	13,196	10,862	36,489	32,066
Depreciation and amortization	12,471	11,594	36,756	32,823
Total costs and expenses	1,455,102	1,264,760	4,035,852	3,947,528
Operating income	82,777	53,260	185,563	97,687
Other income (expense):
Interest income	4	40	39	145
Interest expense	(3,513)	(5,816)	(11,563)	(18,191)
Equity in loss of aLF Ventures, LLC	—	(8)	—	(57)
Other, net	217	(617)	(3,559)	(4,452)
Income before taxes	79,485	46,859	170,480	75,132
Income tax expense	326	338	678	899
Net income	79,159	46,521	169,802	74,233
Net income attributable to the non-controlling interest	(58)	(232)	(850)	(950)
Net income attributable to NBP	$79,101	$46,289	$168,952	$73,283

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	39 weeks ended	39 weeks ended
	May 29, 2010	May 30, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$169,802	$74,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,528	32,823
(Gain) / loss on disposal of property, plant and equipment	(154)	119
Write-off of debt issuance costs	418	1,317
Change in assets and liabilities:
Accounts receivable	(33,364)	29,247
Due from affiliates	695	3,758
Other receivables	95	(2,316)
Inventories	(41,406)	11,702
Other assets	(3,334)	(3,970)
Cattle purchases payable	5,505	7,767
Accounts payable	(1,470)	(4,569)
Due to affiliates	59	9
Accrued compensation and benefits	10,894	(10,465)
Accrued insurance	(1,182)	(87)
Other accrued expenses and liabilities	(3,441)	8,387
Net cash provided by operating activities	140,645	147,955

Cash flows from investing activities:
Capital expenditures, including interest capitalized	(28,867)	(35,573)
Proceeds from sale of property, plant and equipment	974	1,240
Net cash used in investing activities	(27,893)	(34,333)

Cash flows from financing activities:
Net receipts under revolving credit lines	8,718	52,448
Repayments under term note payable	(23,102)	(25,713)
Borrowings of term note payable	75,000	—
Change in overdraft balances	6,857	(1,750)
Purchase and cancellation of Senior Notes	(66,855)	(45,479)
Net repayments of other indebtedness	(5,838)	(3,104)
Member capital redeemed	—	(125,484)
Member capital contribution	—	75,484
Cash paid for financing costs	(1,017)	—
Member distributions	(103,245)	(50,369)
Distributions paid to non-controlling interest	(568)	(390)
Net cash used in financing activities	(110,050)	(124,357)

Effect of exchange rate changes on cash	7	(32)
Net increase (decrease) in cash	2,709	(10,767)
Cash and cash equivalents at beginning of period	17,373	25,466
Cash and cash equivalents at end of period	$20,082	$14,699

Supplemental disclosures:
Cash paid during the period for interest	$11,285	$15,802
Cash paid/(received) during the period for taxes, net of $0 and $925 refunds, respectively	729	(771)

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

(2) New Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (the ASC) under ASC 105-10 as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009 for most entities.  On the effective date, all non-SEC accounting and reporting standards were superseded.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to ASC affects the manner in which companies refer to U.S. GAAP in financial statements and note disclosures.  The Company adopted this body of accounting for the quarterly period ended November 28, 2009, as required, and adoption did not have a material impact on our consolidated financial statements taken as a whole.

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

Also in December 2007, the FASB issued Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 under ASC 810-10-65, which establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary.  ASC 810-10-65 requires non-controlling interests held by parties other than the parent in subsidiaries be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity.  The Company’s adoption of ASC 810-10-65 as of August 30, 2009 changed the presentation of the non-controlling interest.

In February 2008, the FASB issued Fair Value Measurements under ASC 820-10, which deferred the effective date of fair value measurement for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis, at least annually.   There was no impact when the Company adopted for these nonfinancial assets and nonfinancial liabilities on August 30, 2009.  These assets and liabilities are measured at fair value on an ongoing basis but are reported at fair value only in certain circumstances.

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

Inventories at May 29, 2010 and August 29, 2009 consisted of the following (in thousands):

	May 29, 2010	August 29, 2009
Dressed and boxed meat products	$141,139	$119,274
Beef by-products	39,546	29,756
Supplies and other	36,021	26,270

Total inventory	$216,706	$175,300

(4) Comprehensive Income

Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Net income	$79,159	$46,521	$169,802	$74,233
Other comprehensive income / (loss):
Foreign currency translation Adjustments	(11)	42	7	(32)
Comprehensive income	79,148	46,563	169,809	74,201
Comprehensive income attributable to the non-controlling interest	(58)	(232)	(850)	(950)
Comprehensive income attributable to NBP	$79,090	$46,331	$168,959	$73,251

(5) Contingencies

National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary of NBP LLC, is a named defendant in two currently pending purported class actions involving NBL’s tannery located in St. Joseph, Missouri, which NBL purchased in March 2009.  These lawsuits were filed on July 22, 2009 in the U.S. District Court for the Western District of Missouri. The lawsuits allege that NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri. The plaintiffs are seeking an unspecified amount of damages for economic damages, punitive damages, diminished property values and medical monitoring. On May 11, 2010, the court issued an order ruling that NBL is not liable under a successor liability theory for the conduct of the tannery’s previous owner and another party prior to NBL’s purchase of the tannery.   As a result of this ruling, the plaintiffs in 15 lawsuits filed between April 22, 2009 and April 29, 2010, in the Circuit Courts of Buchannan County, Clinton County, and DeKalb County, Missouri seeking damages for economic damages, punitive damages, diminished property values and medical monitoring voluntarily dismissed their claims against NBL in June 2010.  NBL believes it has meritorious defenses to the claims in the remaining two lawsuits and intends to defend them vigorously.

The Company is a party to a number of other lawsuits and claims arising out of the operation of its business. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(6) Capital Subject to Redemption

At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, certain affiliates of our Chief Executive officer, Timothy M. Klein (collectively referred to herein as the “Klein Affiliates”), and/or NBPCo Holdings have the right to request that the Company repurchase their interests, the value of which is to be determined by a specified formula or a mutually agreed appraisal process.  If the Company is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.

Generally accepted accounting principles require the Company to determine the fair value of the capital subject to redemption at the end of each reporting period.  To the extent this value increases, the change in fair value is accreted over the redemption period.  In determining the fair value of the capital subject to redemption held by NBPCo Holdings as of May 29, 2010, management has considered previous redemption prices, valuations of peer companies and other factors.  A portion of the Klein Affiliates’ capital subject to redemption as of May 29, 2010 was valued based upon the redemption that occurred on June 2, 2010, as described in Note 10 below.  The remaining capital subject to redemption held by the Klein Affiliates as of May 29, 2010 was valued based upon a contractually stipulated valuation formula.

The Company accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At May 29, 2010, the value of the capital subject to redemption was determined to be $295.4 million, which was in excess of its carrying value.  Accordingly, the carrying value of the capital subject to redemption increased by approximately $31.2 million through accretion during the thirteen weeks ended May 29, 2010, resulting in the $264.4 million carrying value, as reflected in the accompanying consolidated balance sheet as of May 29, 2010.

The total value of the capital subject to redemption at May 29, 2010, increased by approximately $54.9 million compared to the value at August 29, 2009.  Offsetting the change in the value of the capital subject to redemption is a corresponding change in members’ capital.

(7)  Fair Value Measurements

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of May 29, 2010 and August 29, 2009 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

Description	May 29, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets — derivatives	$4,629	$4,629	$—	$—
Other accrued expenses and liabilities — derivatives	$3,008	$261	$2,747	$—
Capital subject to redemption	$264,371	$—	$61,963	$202,408

Description	August 29, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets — derivatives	$1,442	$1,442	$—	$—
Other accrued expenses and liabilities — derivatives	$5,087	$3,535	$1,552	$—
Capital subject to redemption	$183,407	$—	$183,407	$—

Management has used certain agreed-upon redemption prices in measuring the fair value of the Klein Affiliates capital subject to redemption, which is classified as level 2 as of May 29, 2010.  NBPCo Holdings shares are based upon unobservable inputs, thus classified as level 3 as of May 29, 2010.  Management has used certain agreed-upon redemption prices in measuring the fair value of the capital subject to redemption as of August 29, 2009.  During the 3 months ended May 29, 2010 we have transferred the calculated fair value of NBPCO’s capital subject to redemption from level 2 to level 3 based upon the change in valuation techniques due to the amount of time lapsed and changes in business from the previous agreed-upon redemption price.

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

The Company enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of May 29, 2010 as all derivatives in an asset position are exchange-traded contracts.  The exchange-traded contracts have been entered into under a master netting agreement, and are netted on the consolidated balance sheets.  None of the derivatives entered into have credit-related contingent features.  The Company has $3.4 million in cash collateral posted on its derivative liabilities.

The following table presents the fair values as discussed in Note 6 and other information regarding derivative instruments not designated as hedging instruments as of May 29, 2010 and August 29, 2009 (in thousands of dollars):

	Derivative Asset		Derivative Liability
	As of May 29, 2010		As of May 29, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$4,629	Other accrued expenses and liabilities	$3,008
Totals		$4,629		$3,008

	Derivative Asset		Derivative Liability
	As of August 29, 2009		As of August 29, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$1,442	Other accrued expenses and liabilities	$5,087
Totals		$1,442		$5,087

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen and thirty-nine week periods ended May 29, 2010 (in thousands of dollars):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		13 Weeks ended May 29, 2010	39 Weeks ended May 29, 2010
Commodity contracts	Net sales	$(11,866)	$(8,697)
Commodity contracts	Cost of sales	8,794	857
Totals		$(3,072)	$(7,840)

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

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Net sales:
Core beef	$1,575,926	$1,331,722	$4,306,246	$4,070,295
Other	53,954	61,387	173,962	180,857
Eliminations	(92,001)	(75,089)	(258,793)	(205,937)
Total net sales	$1,537,879	$1,318,020	$4,221,415	$4,045,215

Operating income:
Core beef	$82,252	$51,865	$181,911	$92,370
Other	525	1,395	3,652	5,317
Total operating income	82,777	53,260	185,563	97,687

Interest income	4	40	39	145
Interest expense	(3,513)	(5,816)	(11,563)	(18,191)
Other (expense) / income, net	217	(625)	(3,559)	(4,509)
Total income before taxes	$79,485	$46,859	$170,480	$75,132

	May 29, 2010	May 30, 2009
Assets:
Core beef	$836,339	$784,636
Other	44,155	42,668
Eliminations	(208)	(516)
Total assets	$880,286	$826,788

(10)  Subsequent Events

On June 2, 2010, the Company entered into a Unit Redemption Agreement pursuant to Section 12.5 of our LLC Agreement to redeem at agreed-upon redemption prices a portion of the membership interests in the Company that are owned or controlled by our Chief Executive Officer, Timothy M. Klein.   As a result, Mr. Klein’s affiliates received $8.0 million for their redeemed units, and he retained his position with the Company.

In addition, the Company’s Credit Facility was amended and restated on June 4, 2010.  The amendment and restatement increased the available borrowings under our term loan to $375.0 million, increased the revolving line of credit to $250.0 million, reduced the applicable margin of the term loan and revolving line of credit, extended the maturity date of the term loan to June 2015 and revised the payment schedule of the term loan, among other things.  The related bank financing charges of approximately $4.1 million will be amortized over the life of the loan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes and other financial information appearing elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which are subject to a number of risks and uncertainties, many of which are beyond our control.  Forward-looking statements are typically identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and similar expressions.  Actual results could differ materially from those contemplated by these forward-looking statements as a result of many factors, including economic conditions generally and in our principal markets; the availability and prices of live cattle, natural resources and commodities; food safety; livestock disease, including the identification of cattle with Bovine Spongiform Encephalopathy (BSE); competitive practices and consolidation in the cattle production and processing industries; actions of domestic or foreign governments; hedging risk; changes in interest rates and foreign currency exchange rates; consumer demand and preferences; the cost of compliance with environmental and health laws; loss of key customers; loss of key employees; labor relations; and consolidation among our customers.

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  See also the Risk Factors in Item 1A. of our Annual Report for the year ended August 29, 2009 on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

Year-to-year increases in placement of cattle on feed during the spring quarter will provide adequate fed cattle supplies going into the fall quarter.  However, industry herd liquidation persists and from a macro perspective keeps longer term cattle supplies in a downward trend.   The lack of expansion in pork output and very modest growth in poultry will keep per capita protein supplies in check and provide underlying support to cattle and beef prices.  General economic conditions remain tenuous and will continue to dominate market potential over the coming months.  Global trade prospects remain positive on similar global supply issues as well as the potential for stronger economic performance.

Recent Developments

On June 22, 2010, the Grain Inspection and Packers and Stockyards Administration published a proposed rule adding new regulations under the Packers and Stockyards Act.  If adopted, the new regulations could have a significant impact on marketing and procurement practices in the beef processing industry and could affect how we procure cattle for our value-added programs and how we process and market value-added beef products. We cannot presently assess the full economic impact of the proposed rule on the beef processing industry or on our operations.

Beef Export Markets

Export markets for U.S. beef products remain constrained since the discovery of a case of BSE in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle aged 20 months and younger.   South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006, however, its border was subsequently closed in October 2007.  South Korea reopened its border and started inspecting U.S. beef near the end of June 2008.  These constraints and uncertainties have had a negative impact on beef export demand.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic and foreign consumer demand for beef could have a material adverse affect on our revenues and net income.

Results of Operations

Thirteen weeks ended May 29, 2010 compared to thirteen weeks ended May 30, 2009

General.  Net income for the thirteen weeks ended May 29, 2010 was approximately $79.2 million compared to approximately $46.5 million for the thirteen weeks ended May 30, 2009, an increase of approximately $32.7 million.  Sales were higher in the thirteen weeks ended May 29, 2010 compared to the thirteen weeks ended May 30, 2009 due in part to an approximate 3.1% increase in the average volume of cattle processed per week and increase in the average sales prices per head of approximately 14.8% during this reporting period.

Total costs and expenses of approximately $1,455.1 million for the thirteen weeks ended May 29, 2010 were 94.6% as a percent of sales compared to approximately $1,264.8 million for the thirteen weeks ended May 30, 2009, or 96.0% as a percent of sales.  An increase in the volume of cattle processed and cost of live cattle, and a decrease in total costs as a percentage of sales resulted in increased operating income of approximately $29.5 million for the thirteen week period of fiscal 2010 as compared to the thirteen week period of fiscal 2009.

Net Sales.  Net sales were approximately $1,537.9 million for the thirteen weeks ended May 29, 2010 compared to approximately $1,318.0 million for the thirteen weeks ended May 30, 2009, an increase of approximately $219.9 million, or 16.7%.  The increase in net sales resulted from an approximate 3.1% increase in the average volume of cattle processed per week.  Also contributing to the increase in sales was an increase in average sales prices per head of about 14.8% during the thirteen week period ended May 29, 2010 compared to the similar thirteen week period of fiscal 2009. .

Cost of Sales.  Cost of sales was approximately $1,429.4 million for the thirteen weeks ended May 29, 2010 compared to approximately $1,242.3 million for the thirteen weeks ended May 30, 2009, an increase of approximately $187.1 million, or 15.1%.  The increase resulted primarily from an approximate 3.1% increase in the number of cattle processed, and an increase in live cattle prices of approximately 14.2%.  Partially offsetting these increases was a decrease in the average cattle weights of approximately 1.2% during the thirteen week period of fiscal 2010 as compared to the thirteen week period of fiscal 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $13.2 million for the thirteen weeks ended May 29, 2010 compared to approximately $10.9 million for the thirteen weeks ended May 30, 2009, an increase of approximately $2.3 million, or 21.1%.  The increase reflects an increase in bad debt expense of approximately $1.4 million, advertising and promotion expense of approximately $0.4 million, and an increase in salaries of approximately $0.3 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $12.5 million for the thirteen weeks ended May 29, 2010 compared to approximately $11.6 million for the thirteen weeks ended May 30, 2009, an increase of approximately $0.9 million, or 7.8%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2010.

Operating Income.  Operating income was approximately $82.8 million for the thirteen weeks ended May 29, 2010 compared to approximately $53.3 million for the thirteen weeks ended May 30, 2009, an increase of approximately $29.5 million.  The increase in operating income for the thirteen week period ending May 29, 2010, resulted primarily from a decrease in the percentage of costs as a percentage of sales of approximately 1.4%, driven by improved demand characteristics for beef products, as compared to the thirteen week period ended May 30, 2009.

Interest Expense.  Interest expense was approximately $3.5 million for the thirteen weeks ended May 29, 2010 compared to approximately $5.8 million for the thirteen weeks ended May 30, 2009, a decrease of approximately $2.3 million, or 39.7%.  The decrease in interest expense during the thirteen weeks ended May 29, 2010 as compared to the thirteen week period ended May 30, 2009 was due primarily to the purchase and cancellation of the remaining $66.9 million of our Senior Notes during the 2nd quarter of fiscal 2010 resulting in a decrease of approximately $3.0 million in interest expense compared to the thirteen week period ended May 30, 2009.

Other, net.  Other, net non-operating income was approximately $0.2 million for the thirteen weeks ended May 29, 2010 compared to other, net non-operating expense of approximately $0.6 million for the thirteen weeks ended May 30, 2009, an increase of approximately $0.8 million.

Thirty-nine weeks ended May 29, 2010 compared to thirty-nine weeks ended May 30, 2009

General.  Net income for the thirty-nine weeks ended May 29, 2010 was approximately $169.8 million compared to net income of approximately $74.2 million for the thirty-nine weeks ended May 30, 2009, an increase of approximately $95.6 million.  Sales were 4.4% higher in the thirty-nine week period ended May 29, 2010 compared to the thirty-nine week period ended May 30, 2009 primarily due in part to an approximate 1.1% increase in the number of cattle processed, and a 4.6% increase in the average sales price per head.

Total costs and expenses of approximately $4,035.9 million for the thirty-nine weeks ended May 29, 2010 were 95.6% as a percent of sales compared to approximately $3,947.5 million for the thirty-nine weeks ended May 30, 2009, or 97.6% as a percent of sales.  An increase in the volume of cattle processed and cost of live cattle and a decrease in total costs as a percentage of sales resulted in increased operating income of approximately $87.8 million for the thirty nine weeks ended May 29, 2010 compared to the same thirty nine week period of fiscal 2009.

Net Sales.  Net sales were approximately $4,221.4 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $4,045.2 million for the thirty-nine weeks ended May 30, 2009, an increase of approximately $176.2 million, or 4.4%.  Net sales increased primarily due to an approximate 1.1% increase in the number of cattle processed, and a 4.6% increase in the average sales price per head, during the thirty-nine weeks ended May 29, 2010 as compared to the thirty-nine weeks ended May 30, 2009.

Cost of Sales.  Cost of sales was approximately $3,962.6 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $3,882.6 million for the thirty-nine weeks ended May 30, 2009, an increase of approximately $80.0 million, or 2.1%.  The increase in cost of sales for the thirty-nine weeks ended May 29, 2010 resulted primarily from an approximate 1.1% increase in the number of cattle processed, and an increase of approximately 0.9% in live cattle prices as compared to the thirty-nine week period of fiscal 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $36.5 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $32.1 million for the thirty-nine weeks ended May 30, 2009, an increase of approximately $4.4 million, or 13.7%.  The increase for this period is primarily due to an increase in bad debt expense of approximately $1.6 million, increase in marketing of approximately $1.1 million, increase in travel for the period of approximately $0.9 million, and increased consulting expenses of approximately $0.8 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $36.8 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $32.8 million for the thirty-nine weeks ended May 30, 2009, an increase of approximately $4.0 million, or 12.2%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2010.

Operating Income.  Operating income was approximately $185.6 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $97.7 million for the thirty-nine weeks ended May 30, 2009, an increase of approximately $87.9 million.  The increase in operating income for the thirty-nine week period ended May 29, 2010, resulted primarily from a decrease in the percentage of costs as a percentage of sales of approximately 2.0%, as compared to the thirty-nine week period ended May 30, 2009.

Interest Expense.  Interest expense was approximately $11.6 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $18.2 million for the thirty-nine weeks ended May 30, 2009, a decrease of approximately $6.6 million, or 36.3%.  The decrease in interest expense during the thirty-nine weeks ended May 30, 2009 as compared to the thirty-nine week period ended May 30, 2009 was due primarily to the purchase and cancellation of the remaining $66.9 million of our Senior Notes during the 2nd quarter of fiscal 2010 resulting in a decrease of approximately $7.6 million in interest expense compared to the thirty-nine week period ended May 30, 2009.

Other, net.  Other, net non-operating expense was approximately $3.6 million for the thirty-nine weeks ended May 29, 2010 compared to other, net non-operating expense of approximately $4.5 million for the thirty-nine weeks ended May 30, 2009, a decrease of approximately $0.9 million.

Income Tax Expense.  Income tax expense was approximately $0.7 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $0.9 million for the thirty-nine weeks ended May 30, 2009, a decrease of approximately $0.2 million, or 22.2%.  This decrease in income taxes for the period of approximately $0.2 million was related to our subsidiary, National Carriers.  Income tax expense is recorded on income from National Carriers, which is organized as a C Corporation.

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

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Net sales:
Core beef	$1,575,926	$1,331,722	$4,306,246	$4,070,295
Other	53,954	61,387	173,962	180,857
Eliminations	(92,001)	(75,089)	(258,793)	(205,937)
Total net sales	$1,537,879	$1,318,020	$4,221,415	$4,045,215

Operating income:
Core beef	$82,252	$51,865	$181,911	$92,370
Other	525	1,395	3,652	5,317
Total operating income	82,777	53,260	185,563	97,687

Interest income	4	40	39	145
Interest expense	(3,513)	(5,816)	(11,563)	(18,191)
Other (expense) / income, net	217	(625)	(3,559)	(4,509)
Total income before taxes	$79,485	$46,859	$170,480	$75,132

	May 29, 2010	May 30, 2009
Assets:
Core beef	$836,339	$784,636
Other	44,155	42,668
Eliminations	(208)	(516)
Total assets	$880,286	$826,788

Thirteen weeks ended May 29, 2010 compared to thirteen weeks ended May 30, 2009

Core Beef

Net Sales.  Net sales for Core Beef were approximately $1,575.9 million for the thirteen weeks ended May 29, 2010 compared to approximately $1,331.7 million for the thirteen weeks ended May 30, 2009, an increase of approximately $244.2 million, or 18.3%.  The increase in net sales resulted from an approximate 3.1% increase in the average volume of cattle processed per week, and an increase in average sales per head of approximately 14.8% during the current thirteen week period of fiscal 2010 as compared to the thirteen week period of fiscal 2009.

Operating Income.  Operating income for Core Beef was approximately $82.3 million for the thirteen weeks ended May 29, 2010 compared to approximately $51.9 million for the thirteen weeks ended May 30, 2009, an increase of approximately $30.4 million.  The increase in operating income resulted primarily from improved demand characteristics for beef products during the thirteen week period ended May 29, 2010, as compared to the thirteen week period ended May 30, 2009.

Other

Net Sales.  Net sales for Other were approximately $54.0 million for the thirteen weeks ended May 29, 2010 compared to approximately $61.4 million for the thirteen weeks ended May 30, 2009, a decrease of approximately $7.4 million, or 12.1%.  The decrease was attributable to lower sales volume within both the transportation operations as well as the portion control business.

Operating Income.  Operating income for Other was approximately $0.5 million for the thirteen weeks ended May 29, 2010 compared to operating income of approximately $1.4 million for the thirteen weeks ended May 30, 2009, a decrease of approximately $0.9 million.  The decrease was due primarily to a reduction of net sales within our transportation operations and portion controlled business, along with an increase in depreciation expense within our portion controlled business.

Thirty-nine weeks ended May 29, 2010 compared to thirty-nine weeks ended May 30, 2009

Core Beef

Net Sales.  Net sales for Core Beef were approximately $4,306.2 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $4,070.3 million for the thirty-nine weeks ended May 30, 2009, an increase of approximately $235.9 million, or 5.8%.  Net sales increased primarily due to an approximate 1.1% decrease in the average volume of cattle processed per week, along with an increase in the average sales per head of approximately 4.6%, during the first thirty-nine weeks of fiscal 2010 as compared to the first thirty-nine weeks of fiscal 2009.

Operating Income.  Operating income for Core Beef was approximately $181.9 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $92.4 million for the thirty-nine weeks ended May 30, 2009, an increase of approximately $89.5 million.  The improvement in operating income during the thirty-nine week period ended May 29, 2010 resulted primarily from an increase in sales price per head of beef products of approximately 4.6%, with a relatively moderate increase in live cattle costs of approximately 0.9%.

Other

Net Sales.  Net sales for Other were approximately $174.0 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $180.9 million for the thirty-nine weeks ended May 30, 2009, a decrease of approximately $6.9 million, or 3.8%.  The slight decrease was primarily due to decreased fuel surcharge revenues at our transportation company, offset by a slight increase in sales at our portion control beef facility during the thirty-nine week period ended May 29, 2010 as compared to the thirty-nine week period ended May 30, 2009.

Operating Income.  Operating income for Other was approximately $3.7 million for the thirty-nine weeks ended May 29, 2010 compared to approximately $5.3 million for the thirty-nine weeks ended May 30, 2009, a decrease of approximately $1.6 million.  The decrease was due primarily to our transportation operations lower sales and higher depreciation expense and our portion control beef facilities higher depreciation expense during the period resulting in a reduction in operating income for the current thirty-nine week period ended May 29, 2010 as compared to the thirty-nine week period ended May 30, 2009.

Liquidity and Capital Resources

As of May 29, 2010, we had net working capital of approximately $213.6 million, which included $32.7 million in distributions payable and cash and cash equivalents of $20.1 million.  As of August 29, 2009, we had net working capital of approximately $145.0 million, which included $35.2 million in distributions payable and cash and cash equivalents of $17.4 million.  Our primary sources of liquidity are cash flows from operations and available borrowings under our amended and restated credit facility (Credit Facility).

As of May 29, 2010, we had $286.8 million of long-term debt, of which $6.6 million was classified as a current liability.  As of May 29, 2010, our Credit Facility consisted of a $228.8 million term loan, all of which was outstanding, and a $225.0 million revolving line of credit loan, which had outstanding borrowings of $37.9 million, outstanding letters of credit of $26.0 million and available borrowings of $161.2 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our Credit Facility have funded our working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our Credit Facility as of May 29, 2010.

In addition to outstanding borrowings under our Credit Facility, we had outstanding borrowings under industrial revenue bonds of $12.2 million and capital leases and other obligations of $7.9 million as of May 29, 2010.

As noted within Footnote 10, we have amended and restated the terms of our Credit Facility as of June 4, 2010.  See the “Amended and Restated Senior Credit Facility” section below for additional details related to the amendment and restatement.

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

Operating Activities

Net cash provided by operating activities in the thirty-nine weeks ended May 29, 2010 was $140.6 million compared to net cash provided by operating activities of $148.0 million in the thirty-nine weeks ended May 30, 2009.  The $7.4 million change was primarily due to net income of approximately $169.8 million during the thirty-nine week period ended May 29, 2010 as compared to the net income of $74.2 million during the thirty-nine week period ended May 30, 2009.  The increase in net income is offset by a decrease in cash provided by accounts receivable and inventory of approximately of $62.6 and $53.1 million respectively.

Investing Activities

Net cash used in investing activities was $27.9 million in the thirty-nine weeks ended May 29, 2010 compared to $34.3 million in the thirty-nine weeks ended May 30, 2009.  The decrease in cash used was primarily attributable to a decrease in expenditures for property, plant and equipment related to improving operating efficiencies, primarily at our Liberal, Dodge City and Case Ready facilities, in the current year.

Financing Activities

Net cash used in financing activities was approximately $110.1 million in the thirty-nine weeks ended May 29, 2010 compared to net cash used in financing activities of $124.4 million in the thirty-nine weeks ended May 30, 2009.  The decrease in cash used in financing activities was primarily attributed to an approximate $125.5 million redemption of member capital in the prior period, and an additional $75.0 million borrowings on the term loan during the current period.  These decreases are offset by an approximate $52.9 million increase in member distributions paid in the current year, the purchase and cancellation of approximately $66.9 million aggregate principal amount of our Senior Notes compared to only $45.5 million in the same period of the prior year, $43.7 million reduction in net receipts under the revolving loan, and an approximate $75.5 million member capital contribution during the prior reporting period.

Amended and Restated Senior Credit Facility

Effective as of June 4, 2010, our Credit Facility was amended and restated to:  (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; and (5) remove the limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LLP and National Carriers, Inc., as loan parties and guarantors.  The related financing charges, of approximately $4.1 million, will be amortized over the life of the loan.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be based on funded debt to EBITDA ratio with grids based on different ratios.

The borrowings under the revolving loan are available for our working capital requirements, capital expenditures and other general corporate purposes.  The Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries.  The principal amount outstanding under the term loan is due and payable in equal quarterly installments, beginning in October 2010, based on a 10-year level amortization of the remaining amount of the term loan.  All outstanding loan amounts are due and payable June 4, 2015.  Prepayment of the loans is allowed at any time.

The Credit Facility contains customary affirmative covenants relating to NBP LLC and its subsidiaries, including, without limitation, conduct of business, the maintenance of insurance, compliance with laws, maintenance of properties, keeping of books and records, and the furnishing of financial statements.  The facility also contains customary negative covenants relating to NBP LLC and its subsidiaries, including, without limitation, restrictions on the following:  cash distributions to its members, mergers, sale of assets, investments and acquisitions, encumbrances, indebtedness, affiliate transactions, and ERISA matters.  The ability of NBP LLC and its subsidiaries to engage in other business, incur debt or grant liens is also restricted.

The Credit Facility contains customary events of default, including without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of the Company’s property, changes in control of the Company, or failure of any of the loan documents to remain in full force, and the Company’s failure to properly fund its employee benefit plans.  The Credit Facility also includes customary provisions protecting the lenders against increased cost or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

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

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  We feel that sensitivity analysis more appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of May 29, 2010, the potential change in the fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $1.7 million.  As of August 30, 2009, the potential change in fair value of applicable commodity prices, assuming a hypothetical 10% decrease in the underlying commodity price, was $16.4 million.  This change was primarily due to the cattle futures contracts that we entered into during the first quarter of fiscal 2009 to offset the risk of fixed-price sales commitments.

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

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.  As of May 29, 2010, the weighted average interest rate on our $278.9 million of variable rate debt was approximately 5.2%.

We had total interest expense of approximately $11.6 million during the thirty-nine week period ending May 29, 2010.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $4.0 million in the thirty-nine week period ending May 29, 2010.

Item 4.  Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended May 29, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 5, “Contingencies” to our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Date: July 9, 2010