Form 10-K
period 2010-08-28
NATIONAL BEEF PACKING CO LLC
filed 2010-10-29
CIK 1273784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no market for the Registrant’s equity.  As of October 29, 2010, there were 203,990,136 Class A units and 15,381,317 Class B units outstanding, all of which were held by affiliates.

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

PART I

ITEM 1.  BUSINESS

General

We are one of the largest beef processing companies in the United States, or U.S., accounting for approximately 14% of the federally inspected steer and heifer slaughter during our fiscal year ended August 28, 2010 as reported by the United States Department of Agriculture, or USDA.  During the fiscal year ended August 28, 2010, we generated approximately $5.8 billion in total net sales and had net income of approximately $248.0 million.

Led by an entrepreneurial management team, we began operations in 1992 with a single facility in Dodge City, Kansas.  Since then, we have successfully grown through internal expansion, selective facility acquisitions, process improvements and a focus on increasing our value-added product offerings consisting of branded boxed beef, case ready beef, portion control beef and further processed hides.  We have invested approximately $410 million from the beginning of fiscal 2001 through the end of fiscal 2010 to expand our operations, modernize and increase the capacity of our facilities, and increase our ability to produce and sell higher margin, value-added products.  In 1997, we entered into a strategic relationship with our current majority owner, U.S. Premium Beef, or USPB, an organization owned by cattle ranchers and feedlot operators.  USPB members supply us with approximately 20% of the cattle we process pursuant to our contractual arrangement with USPB.  Some of these members also sell us additional cattle outside of this arrangement.  We do not own any USPB member cattle or feedlots.  We believe the USPB relationship provides us with a competitive advantage through a consistent and dependable supply of high-quality cattle, including for processing in our value-added and other programs.

We process, package and deliver fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets. Our products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products.  We emphasize the sale of higher-margin, value-added beef products including branded boxed beef, case-ready beef, portion control beef, and further processed hides.  We market our branded products under several trade names including Black Canyon® Angus Beef ,Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef® and Imperial Valley® Premium Beef.  In addition to the brands we own, also part of our value-added product line is Certified Angus Beef®, a registered trademark (used with permission) of Certified Angus Beef LLC, a wholly-owned subsidiary of the American Angus Association; and Certified Hereford Beef® and Nuestro Rancho®, registered trademarks (used with permission) of Certified Hereford Beef, LLC.

In addition, we are a majority owner of Kansas City Steak Company, LLC, or Kansas City Steak, which sells portioned beef and other products directly to customers in the food service and retail channels as well as direct to consumers through the internet, direct mail and QVC.

We market our products to retailers, food service providers, distributors, further processors, and the United States military.  Value-added products represented approximately 35% of our total net sales, and a substantially higher proportion of our operating profit during fiscal year 2010.  We currently export our products to more than 25 countries and we have dedicated sales offices in Japan, South Korea and China.  Our export sales represented approximately 11% of our net sales for the fiscal year ended August 28, 2010.  According to export data from PIERS, we are currently the largest exporter of chilled beef produced in the U.S. to Japan.

We believe our Dodge City, Kansas and Liberal, Kansas beef processing facilities are among the highest capacity and most efficient plants in the U.S.  In addition, we believe our beef processing facility in Brawley, California is among the newest in the industry.  These three beef processing facilities are located to provide efficient access to a ready supply of high quality cattle.  Our two case-ready facilities, which take primal cuts and further process and package meat to customer specifications, are located in Hummels Wharf, Pennsylvania and Moultrie, Georgia and service key customers in readily accessible high density population centers.  We also own and operate a refrigerated and livestock transportation company, National Carriers, Inc., or National Carriers, as part of our commitment to provide high service levels to our customers and suppliers.

Our Competitive Strengths

Significant Value-Added Product Portfolio.  We are a leading producer of value-added beef products. Our customers market these products under our brands as well as through their own premium private label programs. We believe our value-added products are able to command higher prices because of our ability to consistently meet product specifications, based on quality, trim, weight, size, breed or other factors tailored to the needs of our customers.  We also provide marketing support for our value-added programs.  We believe our value-added products and programs not only provide higher profitability, but also improve customer acquisition and retention.

In March 2009, we expanded our value-added product portfolio through our acquisition of a wet blue tanning facility in Saint Joseph, Missouri.  We sell our wet blue tanned hides to processors that produce finished leather for high quality applications in industries such as automotive, luxury goods, apparel and furniture.  We believe supplementing our value-added product portfolio through further processing of a portion of our hides will generate additional profit for us.

Our total value-added sales in fiscal 2010 were approximately $2,038.4 million, comprising approximately 35% of our total net sales. This represents a compound annual growth rate of 17% from approximately $595.2 million of total value-added sales in fiscal 2002.  We believe our value-added products will continue to be an important contributor to our profitability.  Margins on our value-added products historically have been less volatile than margins on our commodity products.

Differentiated Cattle Supply.  USPB, a limited liability company whose owners consist of cattle ranchers and feedlot operators, is contractually obligated to deliver approximately 735,000 head of cattle per year to us.  We do not own any USPB member cattle or feedlots.  We believe the cattle we receive from USPB members are of high quality, which is important for our value-added programs.  In fiscal 2010, pursuant to our contractual arrangement with USPB, USPB members provided us with approximately 20% of the total cattle we processed. Some USPB members also sold us additional cattle outside of this arrangement.  We believe this supply relationship with USPB members provides us with significant competitive advantages, including: (i) the ability to consistently provide our customers with higher margin, value-added products and (ii) a predictable supply of cattle that enhances production efficiencies.

Our two largest beef processing facilities, which represent approximately 86% of our slaughter capacity, are located in southwest Kansas.  The primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma.  According to information from the USDA, cattle on feed in the Kansas, Texas and Oklahoma area represented approximately 48% of the cattle on feed in the U.S. during fiscal 2010.  A significant portion of USPB’s members are located in this area, further enhancing our cattle supply chain.  Our third beef processing facility is located in southeastern California.  An important source of cattle for this facility is an alliance of cattle producers (which alliance is a member of USPB) in Arizona and California with whom we have cattle supply agreements.

The close proximity of our facilities to large supplies of cattle gives our buyers the ability to visit feedlots on a regular basis, which enables us to develop strong working relationships with our suppliers, reduces our reliance on any one cattle supplier and lowers in-bound transportation costs.

Modern and Efficient Facilities. We have invested more than $410 million from the beginning of fiscal 2001 through the end of fiscal 2010 to expand our operations, modernize and increase the capacity of our facilities, and increase our ability to produce and sell higher margin, value-added products. We believe our beef processing facilities in Dodge City, Kansas and Liberal, Kansas are among the largest, most modern and efficient processing facilities in the U.S. With the acquisition of the Brawley, California plant in June 2006, we expanded our daily processing capacity to approximately 14,000 cattle per day and gained a strategic location to access more efficiently Western U.S. and Asian export markets. Our two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows us to serve key customers in high density population centers in the Eastern U.S. We are in the process of an expansion project (budgeted at approximately $28.5 million) at our tannery in St. Joseph, Missouri, which is expected to be completed in 2012. This project, which was contemplated as part of our acquisition plan for the tannery assets in March 2009, is designed to increase the capacity and product capabilities of our tannery facility. We believe this facility will be one of the largest and most efficient wet blue processing plants in the world once this expansion is completed.

Customer and Channel Diversification. We have a diversified sales mix across distribution channels and customers.  This approach provides multiple avenues of potential growth and reduces our dependence on any one market or customer.  We sell our products to retailers, food service providers, distributors, further processors, the U.S. military, and through other channels.  Across these channels, we serve over 1,100 customers worldwide, which represent most major retailers and food service providers in the U.S.  In fiscal year 2010, no one customer represented more than 3% of our total net sales, other than Wal-Mart and its affiliate Sam’s Club, which together represented approximately 10% of our total net sales.  Our top 10 customers represented approximately 31% of our total net sales in fiscal year 2010.

Export products provide us with geographic diversification and reduce our reliance on the U.S. market.  Of our export sales for fiscal year 2010, approximately 57% were meat and offal products.  The balance was hides and other by-products, which are not generally subject to animal health, food safety or political risks.

Disciplined Financial Management. Our indebtedness of $246.5 million as of August 28, 2010 represents approximately 0.8 times our earnings before interest, taxes, depreciation and amortization, or EBITDA, for the 52 weeks ended August 28, 2010 (EBITDA is calculated in a substantially similar manner under our amended and restated credit facility, or the Credit Facility).  This relatively low leverage provides us with significant operating and financial flexibility to respond to market conditions and to capitalize on business opportunities. A core aspect of our disciplined approach to financial management is our proprietary management information systems that enable us to make data driven, analytical decisions to operate efficiently, allocate capital prudently and manage risk.

Experienced Management Team and Workforce with Entrepreneurial Company Culture. We are led by an experienced management team. Timothy M. Klein, our Chief Executive Officer, has more than 30 years of experience in the beef processing industry and is a founding member and significant owner of NBP. The rest of our executive management team has, on average, over 24 years of industry experience and over 12 years with NBP. We believe our entrepreneurial company culture, advancement opportunities, benefits, training programs and employee safety policies contribute to relatively low employee turnover rates. Our entrepreneurial culture is evidenced by our record of growth, emphasis on individual employee accountability and company-wide focus on profitability. We have never experienced a work stoppage at any of our facilities.

Our Business Strategy

Expand Sales of Value-Added Products. Our value-added sales grew to approximately $2,038.4 million in fiscal 2010 from approximately $595.2 million in fiscal 2002, representing a compound annual growth rate of approximately 17%. We intend to continue expanding sales of value-added products by increasing our penetration with existing customers, targeting new customers that are well-suited for our value-added programs and expanding the number of value-added products we offer. We believe the investments we have already made in our value-added business, including in retail merchandising expertise, customer service and fulfillment capabilities and operational/processing technologies, along with our differentiated cattle supply chain, position us well to capitalize on this strategy. For example, we have been a leader in establishing the case-ready market, and we believe our experience will enable us to benefit from increased customer interest in the advantages case-ready products provide, such as reducing labor costs and workplace injuries associated with slicing beef, reducing food safety risks and shifting the square footage currently used by “back-of-the-store” portioning and packaging to higher profit uses. In addition to beef products, our value-added initiatives also include our wet blue tanning business. We are in the process of expanding our tanning operation, which is expected to be completed in 2012.  When the project is complete, we expect to be able to process nearly all of the hides we produce at our Kansas beef processing plants.

Pursue Additional Export Opportunities. We believe international markets present a significant growth and profit opportunity for us. We believe protein demand will increase in the long term due to rising living standards and a growing middle class in developing countries. As a leading producer of beef products, we believe we are well-positioned to serve this growing global demand.  According to export data from PIERS, we are currently the largest exporter of chilled beef produced in the U.S. to Japan.  South Korea is another significant market for U.S. beef, and we believe we can leverage our existing relationships to grow our business there. Although the margins we realize on export sales can vary significantly by product and market, on average we currently realize higher margins on export sales than on domestic sales.

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

Continuing Focus on Margin Expansion. Our operating philosophy is to seek to maximize our profit on all cattle we process regardless of prevailing commodity prices or stage of the cattle cycle. We endeavor to accomplish this through management actions, such as reduction of operating costs, increasing price realization across the entire carcass and improving product yields. We believe our proprietary management information systems allow us to more accurately measure our costs and yields against relevant benchmarks and to make better processing decisions with respect to the cattle we procure in order to increase our profitability.

Industry Overview

Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world, producing approximately 25.4 billion pounds of beef in calendar 2009. According to the USDA, beef consumption in the United States increased from approximately 24.3 billion pounds in 1992 to approximately 26.9 billion pounds in calendar 2009, representing a compound annual growth rate of 0.6%.

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

During the past few decades, consumer demand for beef products in the U.S. has grown in line with population growth, which is a key driver of aggregate demand.  We believe consumer demand for U.S. exports in international markets is driven not only by population growth, but also by economic growth. As international consumers’ economic circumstances improve, they increasingly shift their diets to protein.  The ability of the U.S. beef industry to supply the growing international demand has been hindered in certain international markets following the discovery of isolated cases of Bovine Spongiform Encephalopathy, or BSE (also commonly referred to as mad cow disease), in 2003 and 2004, that resulted in the temporary closing of those markets to U.S. beef.  Industry-wide export sales, however, have been increasing from 2004 through mid-2010, trending toward their pre-2003 levels.

In recent years, one U.S. beef processor eliminated approximately two million head per year of slaughter capacity in four plants.  These eliminations represented a reduction of approximately 7% of total U.S. industry-wide capacity based on information from Cattle Buyers Weekly, an industry publication, and have helped improve the supply/demand balance of beef in the U.S. and export markets.  We currently do not expect the industry to experience a material increase in capacity for the foreseeable future.

Our Business Segments

The Company reports in two business segments:  Core Beef and Other.  The Company measures segment profit as operating income.  Financial information about those segments may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Core Beef

Products, Sales and Marketing

The majority of our revenues are generated from the sale of fresh meat either as a boxed beef product or a case-ready product. Boxed beef and case-ready products accounted for approximately 87% of our revenues in fiscal year 2010.  In addition, we sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries. We also supply cattle hides, including hides further processed by our subsidiary National Beef Leathers, LLC, or NBL, to tanners who primarily supply the automotive, luxury goods, apparel and furniture industries for both domestic and international use. The seasonal demand for beef products is generally highest in the summer and spring months as weather patterns permit more outdoor activities and there is an increased demand for higher value items that are grilled, such as steaks.  As a result, boxed beef prices tend to be at seasonal highs during the summer and spring.

We emphasize the sale of higher-margin, branded beef products, and we market these products under several brand names including Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef®, and Imperial Valley® Premium Beef.  In addition to the brands we own, also part of our value-added product line is Certified Angus Beef®, a registered trademark (used with permission) of Certified Angus Beef LLC, a wholly-owned subsidiary of the American Angus Association; and Certified Hereford Beef® and Nuestro Rancho®, registered trademarks (used with permission) of Certified Hereford Beef, LLC.

We continue to focus on adding further processing, specialized cutting, packaging and other value-added components to our products that generate higher profitability.  In 2001, we opened two state-of-the-art case-ready facilities, which enabled us to expand margins by producing additional quantities of value-added products using the beef we process. Our case-ready operations further process our boxed beef products by trimming and cutting our products into individual portions. These portions are then packaged to increase the shelf-life of these products versus traditional packaging methods.

Our wet blue tanning facility (acquired in 2009) sells processed hides to tanners that produce finished leather for high quality applications in industries such as automotive, luxury goods, apparel and furniture.  Wet blue tanning refers to the first step in further processing raw and brine-cured hides into tanned leather.  The name is derived from the process which results in the further processed hides having a blue coloring.

During fiscal year 2010, we sold our beef products to more than 1,100 customers located in the U.S. and more than 25 foreign countries. We market our beef products through several channels, including:

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

•                  the United States military; and

•                  international markets, including Mexico, Japan, South Korea, Canada, China (for hides), Hong Kong, Egypt and Taiwan.

Exports to Mexico and a number of other foreign markets have been limited to boxed beef products from cattle younger than 30 months subsequent to the December 23, 2003 discovery of a single case of BSE in Washington state.  Many international importers, such as Japan and South Korea (who were two of our largest export markets for edible beef products in fiscal year 2003), closed their borders to U.S. edible beef products after this report of BSE.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle 20 months and younger.  In September 2006, South Korea announced it would resume the importation of U.S. boneless beef from cattle less than 30 months of age.  South Korea has closed its borders to U.S. beef from time-to-time as a result of alleged findings of products shipped to South Korea by U.S. export businesses that are not allowed by South Korea.  Additional information regarding the Company’s export sales and long-lived assets in foreign markets is set forth in Note 13, Business Segments of the notes to the consolidated financial statements in Item 8.

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

Raw Materials and Procurement

Our primary raw material for our processing plants is live cattle. Seasonal factors affect the price we pay for livestock, with live cattle prices tending to be at seasonal highs during the summer and fall.  Because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall.

During fiscal year 2010, we obtained approximately 20% of the cattle we processed from USPB members using the USPB pricing grid pursuant to our contractual arrangement with USPB.  During fiscal years 2009 and 2008, we obtained approximately 20% and 19%, respectively, of the cattle we processed from USPB members using the USPB pricing grid.  Our arrangement with USPB provides us with a consistent supply of high-quality cattle. For information regarding this agreement, see Item 13, Certain Relationships and Related Transactions and Note 9, Related Party Transactions to our consolidated financial statements in Item 8.  We purchase cattle through cash bids and other arrangements from cattle producers in our primary and secondary markets. In addition to our arrangement with USPB, we have other, non-affiliated supplier arrangements that provide us with high-quality cattle. We believe we are a first choice processor for suppliers seeking to attain premium pricing for their high-quality cattle and  cattle suppliers view us more favorably than our competitors due to our business model, which emphasizes building relationships and cooperating with suppliers and paying a premium for high-quality cattle.  During fiscal year 2010, we had approximately 1,000 suppliers provide us with cattle.  We believe our relationships with USPB members and other suppliers have resulted in such suppliers improving their methods to produce more high-quality cattle and sell more of their high-quality cattle to us.

Each cattle supplier must verify its use of antibiotics or other agricultural chemicals follows the manufacturer’s intended purpose. They must also confirm they use only Federal Drug Administration, or FDA-approved pharmaceutical compounds and comply with dosage and administrative standards. Furthermore, each cattle supplier must confirm they do not use feed containing animal-based protein products. Many of our producers participate in state beef quality assurance training programs and have established certification and verification practices. These programs emphasize meeting and/or exceeding the USDA, FDA and live animal Best Practice guidelines. Using guidelines established by National Cattleman’s Beef Association, or NCBA, beef safety and quality assurance programs are administered by various state beef associations. State associations certifying our suppliers include, among others, Texas Cattle Feeders Association, Kansas Livestock Association, California Cattlemen Association, Arizona Cattle Feeders Association and Nebraska Cattlemen’s Association.

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

Cattle delivered to our facilities are generally processed into beef products within 36 hours after arrival. On average, in a typical week, approximately 87% of the boxed beef expected to be produced from the cattle we process is committed to sale before the cattle are delivered to our facilities. Our facilities utilize modern, highly automated equipment to process and package beef products. We have invested more than $410 million from the beginning of fiscal year 2001 through the end of fiscal 2010 to expand our operations, modernize and increase the capacity of our facilities and increase our ability to produce and sell higher margin, value-added products.  The design of our facilities emphasizes worker safety to ensure compliance with all regulations and to reduce worker injury and turnover.  Additionally, we have placed a substantial amount of ammonia piping on the roof versus in the production areas, not in response to regulatory requirements, but in the interest of worker safety.  These and other changes designed the workplace to better fit our employees.  All expansions are reviewed by internal personnel, including our Corporate Environmental Director, Vice President of Safety, Vice President of Technical Services, Vice President of Engineering and Corporate Project Engineer, for regulatory compliance prior to construction.  Our facilities are also intended to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards.

We distribute our beef products domestically directly from our processing facilities and case-ready facilities. We utilize our subsidiary National Carriers and third party carriers to deliver our products to our customers.

Other

Products, Sales and Marketing

We also sell value-added beef products through our portion control business, Kansas City Steak.  Kansas City Steak provides premium-quality trimmed and cut individual portions both directly to customers in the food service and retail channels as well as direct-to-consumers through the internet, direct mail and QVC.  National Carriers currently operates approximately 1,200 refrigerated and livestock trailers.  NBP contracts substantially all of its in-bound and approximately 23% of its out-bound freight services from National Carriers.  In February 2008, we began providing third-party logistics services to the transportation industry through our wholly-owned subsidiary National Elite Transportation, LLC, or National Elite.  Logistics services involve arranging for another company to transport freight for our customers to reduce overall transportation costs while we retain the billing, collection and customer management responsibilities.  We believe these transportation services enable us to provide superior customer service and enhance our ability to be a consistent, reliable and timely supplier, particularly of our value-added products.

Raw Materials and Procurement

The primary raw material for our Kansas City Steak processing facility is boxed beef.  Approximately 30% of Kansas City Steak’s boxed beef purchases are made through contractual agreements predetermined by the customer for whom the product is produced.  These contractual agreements are typically one year in duration and stipulate from whom the boxed beef can be purchased.  In fiscal year 2010, approximately 34% of Kansas City Steak’s boxed beef was purchased from NBP.  The balance of Kansas City Steak’s raw material is purchased at our discretion on the open market from primary and secondary suppliers with similar quality and yield grade specifications as required under our contracts.

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

Competition

The beef processing industry is highly competitive. Competition exists both in the purchase of live cattle, as well as in the sale of beef products. Our products compete with a large number of other protein sources, including pork and poultry, but our principal competition comes from other beef processors, including Tyson Foods, Inc., Cargill Incorporated, and JBS USA LLC.  Management believes the principal competitive factors in the beef processing industry are price, quality, food safety, customer service, product distribution, technological innovations and brand loyalty.  In particular, we focus on quality, food safety, customer service and the offering of value-added programs on an ongoing basis. Some of our competitors have substantially larger beef operations, greater financial and other resources and wider recognition for their consumer branded products than we do.

Regulation

Our operations are subject to extensive regulation by the USDA, the Grain Inspection Packers and Stockyards Administration, or GIPSA, the FDA, the U.S. EPA and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards.  Recently, the food safety practices and procedures in the beef processing industry have been subject to more intense scrutiny and oversight by the USDA.  For example, on January 12, 2004, FSIS published an interim final rule on Specified Risk Materials, or SRMs, and requirements for non-ambulatory disabled cattle due to the finding of BSE in routine testing.  We immediately implemented the appropriate programs/policies to ensure compliance with FSIS rules. FSIS published a final rule on July 13, 2007, making permanent the interim regulations issued in January 2004 that prohibits the slaughter of non-ambulatory disabled cattle, requires the description and removal of SRMs that are considered to be inedible, and restricts the use of captive bolt stunners that deliberately inject compressed air into the cranium of an animal.  We work closely with the USDA and other regulatory agencies to help ensure our operations comply with all applicable food safety laws and regulations.

Our domestic operations are subject to the Packers and Stockyards Act of 1921, or PSA. This statute generally prohibits meat packers in the livestock industry from engaging in certain practices including violations of the PSA’s prompt payment provisions. In general (unless otherwise agreed in writing by our livestock suppliers), this statute requires us to make full payment for our livestock purchases in the case of cash sales before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, or, in the case of a cash purchase on a carcass or ‘‘grade and yield’’ basis, that we make full payment of the purchase price not later than the close of the first business day following determination of the purchase price. Any delay or attempt to delay payment as required by the PSA will be deemed an unfair practice in violation of the statute. Under the PSA, we must hold in trust for the benefit of our unpaid livestock suppliers all livestock we purchase in cash sales (as well as all inventories of, or receivables for or proceeds from, meat, meat food products or livestock products derived from these cash sales) until the sellers have received full payment. As of August 28, 2010, NBP LLC has secured a bond of $35.9 million to satisfy these requirements.

On June 22, 2010, GIPSA published a proposed rule that would add new regulations under the PSA. If adopted as written, the proposed rule appears to, among other things:

• eliminate the requirement that GIPSA or livestock producers demonstrate competitive harm to prove violations of Sections 202(a) and 202(b) of the PSA, which sections limit unfair, unjustly discriminatory or deceptive practices and undue or unreasonable preferences or advantages in livestock purchasing practices;

• require packers to maintain written records justifying deviations from standard price or contract terms offered to livestock producers;

• prohibit packers from purchasing cattle from other packers or their affiliates; and

• limit a packer’s ability to purchase cattle through dealers operating as packer buyers.

If adopted as written, the new regulations could have a significant impact on cattle procurement and marketing practices in the beef processing industry. In particular, if adopted as written, the proposed regulations could impair our ability to pay premiums for cattle that meet the quality standards for our value-added or export programs, thus affecting how we (i) procure cattle for these programs and (ii) process and market value-added and exported products. We cannot predict whether the proposed rule or some modified rule will be adopted or the extent of the effect of any such rule on the beef processing industry or on our operations or financial results.

Our Dodge City, Kansas and Liberal, Kansas facilities are subject to Title V permitting pursuant to the federal Clean Air Act and the Kansas Air Quality Act and implementing regulations.  These permits expired on January 25, 2010, but were administratively extended pending renewal by the Kansas Department of Health and Environment, or KDHE, of our renewal applications.  Our Brawley and St. Joseph plants are subject to secondary air permits which are in place.  The Moultrie and Hummels Wharf plants are subject only to certain reporting requirements. Our Dodge City, Liberal, Hummels Wharf, Moultrie and Brawley, facilities are subject to Clean Air Act Risk Management Plan requirements relating to our use of ammonia as a refrigerant. In February 2010, KDHE requested the Liberal plant submit a construction permit application and a ‘‘Best Available Control Technology,’’ or BACT, analysis for a bone dryer that was installed in the Liberal plant in 1981 by a prior owner of the Liberal plant. We have completed the BACT analysis and have submitted a construction permit for the bone dryer pursuant to KDHE’s request.

All of our plants are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and implementing municipal laws as well as agreements or permits with municipal or county authorities. We have an agreement with the City of Liberal for wastewater and storm water treatment and are working with the City regarding expansion of the City’s treatment facilities to address new and more stringent discharge requirements that will apply to the City’s discharge in the context of the renewal of the City’s discharge permit. Depending upon the ultimate cost of the required upgrade, there may be significant expenditures associated with the expansion of the City’s treatment facilities. We have an agreement with the City of Moultrie and The Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas Counties for treatment of wastewater from the Moultrie plant, and we have a pretreatment permit from the

City of Moultrie for treatment of wastewater from the Moultrie plant.  This permit was reissued in March 2010, and we are making the capital improvements needed to meet new phosphorus limits that are in the reissued permit. Estimated capital expenditures associated with the treatment of phosphorus in our wastewater at Moultrie are estimated at approximately $3.2 million, of which approximately $1.6 million was spent during fiscal year 2010, with the remaining included in our 2011 capital expenditure budget. The Eastern Snyder County Regional Authority has informed us that we will need to reduce nutrients in our wastewater in the future at our Hummels Wharf plant. We expect to construct additional wastewater treatment facilities at the plant to respond to such request at a future date. We have upgraded our treatment facilities at the Brawley plant to provide treatment that meets the ammonia requirements of the Brawley City Ordinance and we are in the process of making improvements that will allow us to consistently meet the total suspended solids limits in such Ordinance. The City of Brawley is in the process of upgrading its publicly-owned treatment works in order to comply with its direct discharge permit, including requirements for ammonia and nutrient controls. The City has increased sewer rates to the Brawley Plant and has suggested that a capacity charge may also be needed in connection with the required upgrades. Such charges may significantly increase our operational costs at Brawley.

Storm water discharges from our plants are regulated pursuant to general permits issued by the respective states with the exception of Missouri which does not have a general permit program available to our St. Joseph tannery. The Missouri Department of Natural Resources made a comprehensive storm water inspection at the tannery in April-May 2009 and in an inspection report and Notice of Violation requested that the plant submit an application for storm water discharges which previously had been determined to be discharged to the City publicly-owned treatment works and, thus, not requiring a permit. We submitted the requested permit application in November 2009.

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

Our National Beef Leathers subsidiary is cooperating with governmental investigations related to the St. Joseph tannery. The company’s operations began at this facility in March 2009.  Region 7 EPA, in cooperation with the Missouri Department of Natural Resources, or MDNR, is investigating the land application of sludge from the tannery wastewater treatment facility to numerous parcels of farmland in a four county area in Northwest Missouri over many years by the former owner of the tannery. The sludge was classified as a fertilizer in Missouri. We have cooperated with the investigations in providing records of land application prepared by the prior owner/operator of the tannery, Prime Tanning, and have provided assistance in interpreting those records. For a six and one-half week period of time following our purchase of certain assets of Prime Tanning, we land applied wastewater treatment sludge to portions of two parcels of land. In April-May, 2009, Region 7 EPA and MDNR conducted a multi-media inspection of our St. Joseph tannery. Following that inspection, EPA issued one information request pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Clean Water Act, and the Clean Air Act; a second information request pursuant to the Resource Conservation and Recovery Act, and one Notice of Violation under the Resource Conservation and Recovery Act. The Missouri Department of Natural Resources has issued a Storm Water Notice of Violation (discussed above). We have responded to the information requests and to the Notices of Violation.

Our plants are subject to community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, which requires yearly filings as to the substances used on the plant premises. We also report accidental releases of hazardous substances pursuant to the Superfund law and amendments and state law counterparts.

In fiscal year 2010, we incurred expenses of approximately $4.4 million in environmentally-related capital expenditures, of which approximately $1.6 million was spent for wastewater improvements at our Moultrie plant.  We anticipate environmentally-related capital expenditures of approximately $4.4 million in fiscal 2011, of which approximately $1.6 million is budgeted for wastewater improvements at our Moultrie plant.

In addition to the environmental matters discussed above, from time to time we receive notices from regulatory authorities and others asserting that we are not in compliance with some laws and regulations. In some instances, litigation ensues.

Employees

As of August 28, 2010, we had approximately 9,100 employees, of which approximately 43% are represented by collective bargaining agreements.  Approximately 2,700 employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire December 16, 2012. Approximately 1,100 employees at our Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire on December 8, 2013.  Approximately 80 employees at our St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on May 18, 2014.

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

Intellectual Property

We hold a number of trademarks and domain names we believe are material to our business and which are registered with the United States Patent and Trademark Office, including National Beef®, BioLogic® Food Safety System, Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef®, Imperial Valley® Premium Beef, Leading the Way in Quality Beef®, Royal Blue™ Leather, Regal Blue Leather™, and Radiant Blue Leather™. We have also registered the National Beef® trade name and trademark in most of the foreign countries to which we sell our products. Currently, we have a number of trademark registrations pending in the U.S. and in foreign countries. In addition to trademark protection, we attempt to protect our unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

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

ITEM 1A.               RISK FACTORS

Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below.  The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our financial condition, results of operations and cash flows.  While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future.

Risks Related to Our Industry and Our Business

Outbreaks of disease affecting livestock can adversely affect demand for our products and the supply of cattle and thereby adversely affect our business.

We are subject to risks relating to animal health and disease control. An outbreak of disease affecting livestock, such as BSE (also commonly referred to as mad cow disease) or foot-and-mouth disease could result in restrictions on sales of products to our customers or purchases of livestock from our suppliers. Also, outbreaks of these diseases, or the perception by the public that such an outbreak has occurred or other concerns regarding such disease, whether or not resulting in regulatory action, can lead to cancellation of orders by our customers and create adverse publicity may have a material adverse effect on consumer demand and, as a result, on our results of operations. Furthermore, an outbreak of disease could lead to widespread destruction of cattle, which could have a negative impact on us.

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

Our margins are dependent on the price at which our beef products can be sold and the price we pay for our raw materials, among other factors. These prices can vary significantly over a relatively short period of time as a result of a number of factors, including the relative supply and demand for live cattle and beef products, as well as the market for competing or complimentary products, such as pork and poultry.  In addition, closure of international markets to U.S. beef product exports as a result of the December 23, 2003 BSE discovery negatively affected U.S. beef product margins, as certain by-products, classified as Specific Risk Materials, or SRMs, have been banned from use in feedstocks and the human food chain.  Some of these products previously enjoyed a market in foreign countries.

The supply and market price of the livestock that constitute our principal raw material and represent the substantial majority of our cost of goods sold are dependent upon a variety of factors over which we have little or no control, including fluctuations in the size of herds maintained by producers, the relative cost of feed and energy, weather and livestock diseases.  Additionally, the closure of the U.S. border to Canadian livestock from May 2003 until July 2005 constrained the supply of cattle in the U.S. which resulted in higher overall cattle prices in the U.S. compared to Canada, and the closure prompted Canada to increase its processing capabilities, which may also have an adverse impact on our future margins.  In addition, we purchase approximately 52% of the cattle we process on the open market.  If we do not attract and maintain acceptable relationships with growers, the quantity, quality or pricing of our supply of cattle could be negatively affected.

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

In fiscal year 2010, exports, primarily to Mexico, Japan, South Korea, Canada, China (for hides), Hong Kong, Egypt, and Taiwan accounted for approximately 11% of our total net sales and these sales on average had a higher margin than our sales generally.  A reduction in our international sales would likely adversely affect our margins.  In addition, our international activities expose us to risks not faced by companies that limit themselves to the domestic market.  One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

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

Our operations are subject to extensive and increasingly stringent regulations, including those relating to wastewater and stormwater discharges, air emissions, waste handling and disposal and remediation of soil and groundwater contamination that are administered by the U.S. Environmental Protection Agency, or EPA and state, local and other authorities.  In many areas, these laws and regulations are becoming increasingly stringent.  Failure to comply with these laws and regulations can have serious consequences for us, including criminal as well as civil and administrative penalties and negative publicity. We have incurred and will continue to incur significant capital and operating expenditures to adapt to more stringent regulations and to avoid violations of these laws and regulations. Additional environmental requirements imposed in the future could result in currently unanticipated investigations, assessments or expenditures, and may require us to incur significant additional costs. Because the nature of these potential future charges is unknown, management is not able to estimate the magnitude of any future costs and we have not accrued any reserve for any potential future costs.

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

In most locations, our processing facilities rely on municipal or other regional governmental agencies for our water supply and for the treatment of our wastewater discharges. These entities themselves are subject to environmental laws regarding the quality of their water discharges, and must meet permit limits. If permit limits become more stringent, upgrades and capital improvements to these municipal treatment facilities are likely. In those locations where we are a significant volume discharger, it is possible we may be asked to contribute toward the costs of such upgrades, or we may become subject to significant increases in water or sewer charges in order for such upgrade costs to be recouped.

As described in Item 1, Business — Legal Proceedings, NBL, a wholly-owned subsidiary of NBP LLC, is a named defendant in two currently pending purported class actions involving NBL’s tannery located in St. Joseph, Missouri, which NBL purchased in March 2009.  These lawsuits were filed on July 22, 2009 in the U.S. District Court for the Western District of Missouri. The lawsuits allege that NBL spread wastewater sludge containing hexavalent chromium in four counties in northwest Missouri. The plaintiffs are seeking an unspecified amount of damages for economic damages, punitive damages, diminished property values and medical monitoring.   NBL believes it has meritorious defenses to the claims in the two lawsuits and intends to defend them vigorously.

Our indebtedness could adversely affect our business and our liquidity position.

As of August 28, 2010, we had $246.5 million of long-term debt, of which $21.4 million was classified as a current liability.  As of August 28, 2010, our Credit Facility consisted of a $375.0 million term loan, $200.0 million of which was outstanding, a $250.0 million revolving line of credit loan, which had outstanding borrowings of $27.0 million, outstanding letters of credit of $26.0 million and available borrowings of $197.0 million, based on the most restrictive financial covenant calculations.  In addition, as of August 28, 2010, we had outstanding industrial revenue bonds of $12.2 million and capital leases and other obligations of $7.3 million.

Our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, working capital requirements, capital expenditures and potential acquisitions.

Our indebtedness, together with additional future indebtedness we may incur, and restrictive covenants contained in the Credit Facility could:

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

Sales to Wal-Mart Stores, Inc., or Wal-Mart, and its affiliate, Sam’s Club, represented approximately 10% of our total net sales in fiscal year 2010.  Our contractual agreement with Wal-Mart expired on January 31, 2004, and we have not entered into a new agreement.  If Wal-Mart and its affiliates do not continue to purchase from us, it could have a material adverse effect on our sales, financial position, results of operations and cash flows.

We are subject to extensive governmental regulation and our noncompliance with or changes in applicable requirements could adversely affect our business, financial condition, results of operations and cash flows.

In addition to the environmental regulations discussed above, our operations are subject to extensive regulation and oversight by the USDA (including GIPSA), the FDA, and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards.  Our domestic operations are subject to the PSA.  This statute generally prohibits meat packers in the livestock industry from engaging in certain practices including violations of the PSA’s prompt payment provisions.  In general (unless otherwise agreed in writing by our livestock suppliers), this statute requires us to make full payment for our livestock purchases in the case of cash sales before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, or, in the case of a cash purchase on a carcass or ‘‘grade and yield’’ basis, that we make full payment of the purchase price not later than the close of the first business day following determination of the purchase price. On June 22, 2010, GIPSA published a proposed rule that would add new regulations under the PSA. If adopted as written, the proposed rule appears to, among other things:

• eliminate the requirement that GIPSA or livestock producers demonstrate competitive harm to prove violations of Sections 202(a) and 202(b) of the PSA, which sections limit unfair, unjustly discriminatory or deceptive practices and undue or unreasonable preferences or advantages in livestock purchasing practices;

• require packers to maintain written records justifying deviations from standard price or contract terms offered to livestock producers;

• prohibit packers from purchasing cattle from other packers or their affiliates; and

• limit a packer’s ability to purchase cattle through dealers operating as packer buyers.

If adopted as written, the new regulations could have a significant impact on cattle procurement and marketing practices in the beef processing industry. In particular, if adopted as written, the proposed regulations could impair our ability to pay premiums for cattle that meet the quality standards for our value-added or export programs, thus affecting how we (i) procure cattle for these programs and (ii) process and market value-added and exported products. We cannot predict whether the proposed rule or some modified rule will be adopted or the extent of the effect of any such rule on the beef processing industry or on our operations or financial results.

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

The beef industry is characterized by prices that change based on seasonal consumption patterns. The highest period of demand for our products is usually the summer and spring months when weather patterns permit more outdoor activities and there is increased demand for higher value items that are grilled, such as steaks. In addition, because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall. As a result of these seasonal fluctuations, our revenue and profitability tend to be higher for our third and fourth fiscal quarters ended May and August, respectively, than for our first and second fiscal quarters ended November and February, respectively. However these seasonal patterns may vary substantially from year to year.

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

As of August 28, 2010, we had approximately 9,100 employees worldwide. Approximately 2,700 employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2012. Approximately 1,100 employees at our Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and Teamsters International Union under a collective bargaining agreement that expires on December 8, 2013. Approximately 80 employees at our St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on May 18, 2014. In November 2009, the United Food and Commercial Workers Union filed a petition with the Regional Office of the National Labor Relations Board in Kansas City, Missouri seeking to represent employees who work at our Dodge City, Kansas facility. This union withdrew its petition in January 2010.

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

We may not be able to effectively execute on acquisitions or integrate acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions.  Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses or relating to legacy liabilities of businesses acquired by us could negatively impact our business and results of operations.  Further, the benefits we anticipate from acquisitions may not develop.

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

A downturn in the U.S. economy may result in reduced demand for certain of our products, downward pressure on prices and shifts to less profitable private label products. Moreover, any material reduction in demand for our products in our key export markets (Japan and South Korea) could have an adverse effect on our results of operations.

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

USPB owns a majority interest in our Company of approximately 69.3% of the Class B interests, as well as Class A and Class A-1 interests, with an aggregate face amount of approximately $150.5 million,.  As a result, USPB has the ability, through the actions of its representative on our Board of Managers, to cast the majority vote on many matters related to the business and affairs of our Company.  However, pursuant to our limited liability company agreement, USPB’s ability to cause us to take certain major corporate actions without the consent of NBPCo Holdings and management is limited.

We purchase a portion of our cattle through USPB and its producer-owners and, because USPB has a majority interest in our Company, we may not be able to resolve conflicts with respect to these purchases on the most favorable terms to us.

USPB and its producer-owners provided us with approximately 20% of our cattle requirements in fiscal year 2010 through the pricing grid process as more fully described in Item 13, Certain Relationships and Related Transactions. Conflicts of interest may arise between USPB and us relating to our cattle purchases. If a dispute arises with USPB, the settlement of the dispute may not be on terms as favorable to us as if we were dealing with an unaffiliated party.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

We own our Liberal, Kansas, Dodge City, Kansas, Brawley, California, Hummels Wharf, Pennsylvania, Moultrie, Georgia, and St. Joseph, Missouri facilities. We lease our headquarters facility in Kansas City, Missouri (which includes approximately 27,200 square feet of office space) and our Kansas City Steak processing facility in Kansas City, Kansas. We also have short-term leases in place for our offices in Chicago, Illinois, Denison, Iowa, Dallas, Texas, Springdale, Arkansas, Tokyo, Japan, Seoul, South Korea, and Beijing, China.  The Credit Facility is secured by a first priority lien on substantially all of our real and personal property.  The table below provides additional information regarding our primary facilities:

Location	Daily Processing Capacity
Processing Facilities (Core Beef):
Liberal, Kansas	6,000 head
Dodge City, Kansas	6,000 head
Brawley, California	2,000 head

Location	Approximate Square Footage
Case-Ready Facilities (Core Beef):
Hummels Wharf, Pennsylvania	79,000 square feet
Moultrie, Georgia	112 ,000 square feet
Tannery Facility (Core Beef):
St. Joseph, Missouri	221,000 square feet
Kansas City Steak Facility (Other):
Kansas City, Kansas	63,000 square feet

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

PART II

ITEM 5.                  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common equity of National Beef Packing Company, LLC.  As of October 29, 2010, there were four record holders of Class A, Class A1 and/or Class B interests.

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

ITEM 6.                  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other data for, and as of the end of, each of the fiscal years in the five-year period ended August 28, 2010.  The selected consolidated financial information for the three fiscal years ended August 28, 2010 (statement of operations data) and as of the fiscal years ended August 28, 2010 and August 29, 2009 (balance sheet data) has been derived from our audited consolidated financial statements included elsewhere in this filing.  The selected consolidated financial information for the two fiscal years ended August 25, 2007 (statements of operations data) and as of the fiscal years ended August 28, 2008, August 25, 2007, and August 26, 2006 (balance sheet data) has been derived from our audited financial statements for those years which are not included in this filing, as adjusted for the presentation requirements of Accounting Standards Codification (“ASC”) 810 — Consolidation,  which was adopted by the Company as of August 30, 2009 with retrospective application to the historical years presented.  Our fiscal year ends on the last Saturday in August.

The following table (amounts in millions) should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	52 weeks ended	52 weeks ended	53 weeks ended	52 weeks ended	52 weeks ended
	August 28, 2010	August 29, 2009	August 30, 2008	August 25, 2007	August 26, 2006

Statements of Operations Data
Net sales	$5,807.9	$5,449.3	$5,847.3	$5,578.5	$4,636.0
Costs and expenses:
Cost of sales	5,438.0	5,187.1	5,612.4	5,443.9	4,503.8
Selling, general and administrative	49.3	43.1	43.7	42.5	34.0
Depreciation and amortization	49.6	44.4	36.4	32.4	28.7
Operating income	271.0	174.7	154.8	59.7	69.5
Other income (expense):
Interest income	—	0.2	0.5	0.6	0.4
Interest expense	(14.8)	(23.3)	(34.0)	(39.4)	(32.0)
Other, net	(7.3)	(6.5)	5.7	1.3	3.2
Total other expense, net	(22.1)	(29.6)	(27.8)	(37.5)	(28.4)
Income tax expense	(0.9)	(0.9)	(1.8)	(1.9)	(1.5)
Net income	248.0	144.2	125.2	20.3	39.6
Less net income attributable to noncontrolling interest in income of Kansas City Steak Company, LLC	(0.9)	(1.3)	(0.7)	(0.3)	(0.2)
Net income attributable to controlling interest in income of consolidated entity	$247.1	$142.9	$124.5	$20.0	$39.4

Selected Balance Sheet Data
Working capital (1)	$180.2	$145.0	$209.6	$249.3	$196.7
Total assets	$912.7	$809.1	$875.9	$815.5	$757.9

Long-term debt, including current maturities	$246.5	$298.8	$377.8	$438.8	$378.7

Capital subject to redemption	$291.7	$183.4	$186.5	$76.9	$72.2

Other Financial Data
Beef sold (pounds in billions)	4.1	3.9	4.0	4.1	3.7
Capital expenditures	$49.5	$40.8	$59.9	$41.7	$34.5
Member distributions	$147.0	$78.3	$43.1	$22.1	$17.7

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

Overview

We are one of the largest beef processing companies in the U.S., accounting for approximately 14% of the federally inspected steer and heifer slaughter during our fiscal year ended August 28, 2010 as reported by the USDA. We process, package and deliver fresh and frozen beef and beef by-products for sale to customers in the United States and international markets. Our products include boxed beef, ground beef, hides, tallow and other beef and beef by-products. In addition, we sell value-added beef and beef by-products, including branded boxed beef, case-ready beef, portion control beef and further processed hides. We market our products to retailers, food service providers, distributors, further processors and the United States military. We believe our relationship with USPB is a competitive advantage within the industry and provides us with a consistent and dependable supply of high-quality cattle, including for processing in value-added and other programs.

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

Financial Statement Accounts

Net Sales.    Our net sales are generated from sales of boxed beef, case-ready beef, chilled and frozen export beef, portion control beef and beef by-products. Our net sales are affected by the volume of animals processed and the value we extract from each animal.  The value we extract from cattle processed, referred to as the cut-out value, is affected by beef prices and product mix, as value-added products and export sales typically generate higher prices and operating margins.  Our value-added products contribute significantly more, in terms of profits, than our traditional boxed beef products and are an important component of our profitability.  Wholesale beef prices fluctuate seasonally because of higher demand during the summer months.  Wholesale beef prices also fluctuate because of changes in supply and demand for competing proteins and other foods, as well as changes in cattle supply, which have typically followed a ten to twelve year cycle, consisting of about six to seven years of expansion followed by one to two years of consolidation and three to four years of contraction.  While we expect the supply of cattle to expand at some point in the next few years, we do not expect any growth in the near term.  In addition, beef and by-product sales are affected by the general economic environment and other factors.

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

Overall Industry Outlook

Cattle on feed supplies for the fall quarter are expected to be near prior year supplies although, active marketing during the summer months resulted in cattle weights below prior year weights and fewer market ready cattle than in the fall of 2009.  Nationally, beef cow and bull slaughter levels remain above prior year levels resulting in the continuation of herd liquidation.  Meanwhile, rising grain prices have kept expansion of pork and poultry stable and per capita animal protein supplies supportive to cattle and beef values.  Growing global demand for U.S. beef realized over the past 18 months is expected to continue into calendar year 2011.  Barring significant deterioration in current economic conditions, consumer demand is expected to be positive given available supplies and supportive to recent beef and cattle price increases.

Beef Export Markets

Export markets for U.S. beef products remain constrained since the discovery of a single case of BSE in the State of Washington in December 2003, as well as other isolated cases.  In July 2006, Japan agreed to reopen its

market to U.S. beef from cattle aged 20 months and younger.   South Korea announced a provisional opening of its border to U.S. beef from animals 30 months and younger in September 2006 but subsequently closed its border again in October 2007.  South Korea reopened its border and started inspecting U.S. beef near the end of June 2008.  These constraints and uncertainties have historically had a negative impact on beef demand during the periods in which they occurred.

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic and foreign consumer demand for beef may have a material adverse effect on our revenues and net income.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates and revises its estimates based on historical experience and other assumptions we believe are reasonable under the circumstances. Actual results may differ from those estimates. Changes in our estimates could materially affect our results of operations and financial condition for any particular period. Our fiscal year ends on the last Saturday in August. We believe our most critical accounting policies are as follows:

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

Goodwill and Other Intangible Assets.   We recognize excess cost over the fair value of the net tangible and identifiable intangible assets acquired in a reporting unit, and record this excess as goodwill.  We calculate the fair value of the applicable reporting unit using estimates of future cash flows. All of our goodwill has been allocated to the Core Beef segment.  In accordance with the provisions included within Intangibles — Goodwill and Other under ASC 350, we assess goodwill and other indefinite life intangible assets annually for impairment. If there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  Goodwill and other indefinite life intangible assets were tested for impairment, and, as of August 28, 2010, management determined there was no impairment.

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

Valuation of Capital Subject to Redemption.  Historically, NBP has had agreements whereby certain of its members have had the right to require that NBP repurchase their interests.  This has resulted in a portion of its equity being classified as capital subject to redemption.  At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, affiliates of our President and Chief Executive Officer, Timothy M. Klein, and/or NBPCo Holdings have the right to require that NBP repurchase their interests, the value of which is to be determined by a specified formula or a mutually agreed process.  If NBP is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.  On April 13, 2009, NBP entered into two Unit Redemption Agreements (the “Unit Redemption Agreements”) pursuant to Section 12.5 of NBP’s limited liability company agreement to redeem at agreed upon redemption prices all of the membership interests in NBP that were owned or controlled by NBP’s former Chief Executive Officer, John R. Miller, and an affiliate of its former General Counsel, Scott H. Smith, as well as 25% of the membership interests in NBP that were owned by affiliates of Mr. Klein.  As a result, Mr. Miller and Mr. Smith and their affiliates received approximately $91.3 million and $22.8 million, respectively, for their units and are no longer members of NBP.  Mr. Klein’s affiliates received approximately $11.4 million for their redeemed units.  On June 2, 2010, NBP entered into a Unit Redemption Agreement to redeem at agreed upon redemption prices approximately 5% of the membership interests in NBP that were owned by Mr. Klein’s affiliates.  As a result, Mr. Klein’s affiliates received $8.0 million for their redeemed units.

NBP accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At August 28, 2010, the value of the capital subject to redemption was determined to be $297.2 million, which was in excess of its carrying value.  The total value of the capital subject to redemption at August 28, 2010, increased by approximately $56.7 million compared to the value at August 29, 2009.  Accordingly, the carrying value of the capital subject to redemption increased by approximately $82.7 million through accretion during fiscal year 2010, resulting in the $291.7 million carrying value, as reflected in the accompanying consolidated balance sheet as of August 28, 2010.    Offsetting the change in the value of the capital subject to redemption is a corresponding change in the members’ capital.

Generally accepted accounting principles require NBP to determine the fair value of the capital subject to redemption at the end of each reporting period.  To the extent this value increases, this change in fair value is accreted over the redemption period as discussed above.  Management has considered previous redemption prices, valuations of peer companies and other factors in measuring the fair value of the capital subject to redemption for units held by NBPCo Holdings as of August 28, 2010.  The capital subject to redemption held by Mr. Klein’s affiliates as of August 28, 2010 was valued based upon a contractually stipulated valuation formula.

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated (amounts in millions):

	52 weeks ended	52 weeks ended	53 weeks ended
	August 28, 2010	August 29, 2009	August 30, 2008

Net sales	$5,807.9	$5,449.3	$5,847.3
Costs and expenses:
Cost of sales	5,438.0	5,187.1	5,612.4
Selling, general and administrative	49.3	43.1	43.7
Depreciation and amortization	49.6	44.4	36.4
Operating income	271.0	174.7	154.8
Other income (expense):
Interest income	—	0.2	0.5
Interest expense	(14.8)	(23.3)	(34.0)
Other, net	(7.3)	(6.5)	5.7
Total other expense, net	(22.1)	(29.6)	(27.8)
Income tax expense	(0.9)	(0.9)	(1.8)
Net income	248.0	144.2	125.2
Less net income attributable to noncontrolling interest in income of Kansas City Steak Company, LLC	(0.9)	(1.3)	(0.7)
Net income attributable to the controlling interest in income of consolidated entity	$247.1	$142.9	$124.5

Our fiscal year is the 52 or 53 week period ending on the last Saturday in August.

Fiscal Year Ended August 28, 2010 Compared to Fiscal Year Ended August 29, 2009

Net Sales.    Net sales increased approximately $358.6 million or 6.6% in fiscal year 2010 compared to fiscal year 2009 primarily due to an approximate 1.8% increase in the volume of cattle processed and an approximate 5.9% increase in the average sales price per head processed.

Cost of Sales.   Cost of sales was approximately $5,438.0 million for fiscal year 2010 compared to $5,187.1 million in fiscal 2009, an increase of approximately $250.9 million, or 4.8%.  The increase in cost of sales for the period resulted primarily from an approximately 1.8% increase in the volume of cattle processed during the fiscal year, and an increase of approximately 3.8% in average live cattle prices as compared to the prior fiscal year.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses were $49.3 million for fiscal the year ended August 28, 2010 compared to $43.1 million for the fiscal year ended August 29, 2009, an increase of approximately $6.2 million, or 14.4%.  The increase for the period is primarily attributable to an increase in bad debt expense of approximately $1.7 million, increase in consulting of approximately $1.3 million, increase in salaries of approximately $1.3 million, increase in marketing of approximately $1.3 million and an increase in travel related expense of approximately $0.6 million.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $49.6 million in the 2010 fiscal year compared to $44.4 million in the 2009 fiscal year, an increase of approximately $5.2 million or 11.7%.  Depreciation expense increased primarily due to approximately $36.7 million of assets being placed in service, primarily at our three beef plants and two case ready plants, during fiscal year 2010.

Operating Income.  Operating income was $271.0 million for fiscal year 2010, an increase of $96.3 million, or 55.1%, from $174.7 million in fiscal year 2009.  The increase in operating income for the fiscal year ended

August 28, 2010, resulted primarily from an approximately 1.5% decrease in operating costs as a percentage of net sales from the fiscal year ended August 29, 2009.

Interest Expense.  Interest expense was $14.8 million for fiscal year 2010 compared to $23.3 million for fiscal year 2010, a decrease of $8.5 million, or 36.5%.  The decrease in interest expense during the 52 week period of fiscal 2010 as compared to the 52 week period of fiscal 2009 was due primarily to the purchase and cancellation of an aggregate principal amount of our Senior Notes of approximately $66.9 million during the second quarter of fiscal 2010.

Other, net.  Other, net non-operating expense was $7.3 million in fiscal year 2010 compared to other, net non-operating expense of $6.5 million in fiscal year 2009, an increase of $0.8 million or 12.3%.

Income Tax Expense.  Income tax expense was $0.9 million for fiscal year 2010 as compared to $0.9 million for fiscal year 2009.  Income tax expense is recorded on taxable income from National Carriers, which is organized as a C Corporation.  The effective tax rate for National Carriers was relatively consistent for both fiscal years 2010 and 2009.

Net Income.  As a result of the factors described above, net income for fiscal year 2010 was approximately $248.0 million compared to net income of approximately $144.2 million for fiscal year 2009, an increase of approximately $103.8 million.

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

Other, net.  Other non-operating expense, net was $6.5 million in fiscal year 2009 compared to other non-operating income, net of $5.7 million in fiscal year 2008, a decrease of $12.2 million.  The decrease in other, net was primarily related to the write-off of approximately $5.6 million in legal fees which was primarily related to the termination of a purchase agreement in February 2009 and approximately $1.5 million related to the write-off of debt issuance costs.  Also contributing to the decrease was the approximate $0.7 million write-off of obsolete parts at our case ready facilities during the second quarter of fiscal 2009.  Fiscal year 2008 included approximately $3.4 million in income for a settlement of a lawsuit related to corrugated packaging materials and about $1.3 million in income related to proceeds received in redemption of an investment interest in which our basis had previously been written down to zero, both of which did not recur during the comparable period of this year.  Fiscal years 2009 and 2008 also included $1.4 million and $0.4 million, respectively, in expense for the write-off of unamortized loan costs associated with the repurchase and cancellation of our senior notes during fiscal years 2009 and 2008 and amending and restating our credit facility during fiscal year 2009.

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

Net Income.  As a result of the factors described above, net income for fiscal year 2009 was approximately $144.2 million compared to net income of approximately $125.2 million for fiscal year 2008, an increase of approximately $19.0 million.

Segment Results

The Company’s operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker.  Segment profit is measured as operating income for NBP’s two reporting segments, Core Beef and Other, based on the definitions provided in ASC 280, Segment Reporting.

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

Other—the Other segments of NBP consists of the operations of National Carriers, National Elite,a provider of transportation logistics services, and Kansas City Steak.

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (amounts in thousands):

	52 weeks ended August 28, 2010	52 weeks ended August 29, 2009	53 weeks ended August 30, 2008
Net sales:
Core beef	$5,927,646	$5,494,866	$5,877,374
Other	228,119	239,406	237,100
Eliminations	(347,836)	(284,994)	(267,182)
Total net sales	$5,807,929	$5,449,278	$5,847,292

Depreciation and amortization:
Core beef	$46,521	$42,128	$35,119
Other	3,095	2,240	1,289
Total depreciation and amortization	$49,616	$44,368	$36,408

Operating income:
Core beef	$266,848	$167,394	$148,478
Other	4,166	7,323	6,303
Total operating income	271,014	174,717	154,781

Interest income	37	173	460
Interest expense	(14,769)	(23,344)	(33,996)
Other, net	(7,344)	(6,468)	5,723
Total income before taxes	$248,938	$145,078	$126,968

	August 28, 2010	August 29, 2009
Assets:
Core beef	$868,902	$764,486
Other	44,776	45,857
Eliminations	(986)	(1,198)
Total assets	$912,692	$809,145

Fiscal Year Ended August 28, 2010 Compared to Fiscal Year Ended August 29, 2009

Core Beef

Net Sales.  Net sales for Core Beef were approximately $5,927.6 million in fiscal year 2010 compared to approximately $5,494.9 million in fiscal year 2009, an increase of $432.7 million or 7.9%.  Net sales increased primarily due to an approximately 1.8% increase in the volume of cattle processed and an approximately 5.9% increase in the average sales per head processed during fiscal year 2010 as compared to fiscal year 2009.

Depreciation and Amortization.  Depreciation and amortization of Core Beef was approximately $46.5 million in fiscal year 2010 as compared to approximately $42.1 million in fiscal year 2009, an increase of $4.4 million or 10.5%.  Depreciation expense increased due to assets being placed into service at our three beef processing plants and two case ready plants during fiscal year 2010.

Operating Income.  Operating income for Core Beef was approximately $266.8 million in fiscal year 2010 compared to $167.4 million in fiscal year 2009, an increase of $99.4 million or 59.4%.  The improvement in operating income during the 52 week period of fiscal year 2010 resulted primarily from an increase in sales price per head processed of beef products of approximately 5.9%, partially offset by an increase in live cattle prices of approximately 3.8%.

Other

Net Sales.  Net sales for Other were $228.1 million in fiscal year 2010 compared to $239.4 million in fiscal year 2009, a decrease of $11.3 million or 4.7%.  The decrease was primarily due to decreased fuel surcharge revenues at our transportation operation, partially offset by a slight increase in sales at our portion control beef facility during fiscal year 2010 as compared to fiscal year 2009.

Depreciation and Amortization.  Depreciation and amortization for Other was $3.1 million in fiscal year 2010 as compared to $2.2 million in fiscal year 2009, an increase of $0.9 million or 40.9%.  Depreciation expense increased due to assets being placed into service, primarily at our transportation company during fiscal year 2010.

Operating Income.  Operating income for Other was $4.2 million in fiscal year 2010 compared to $7.3 million in fiscal year 2009, a decrease of $3.1 million or 42.5%.  The decrease in operating income was primarily due to lower sales and higher depreciation expense from our transportation operation and higher depreciation expense at our portion control beef facility during the fiscal year ended August 28, 2010.

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

Liquidity and Capital Resources

As of August 28, 2010, we had net working capital (the excess of current assets over current liabilities) of approximately $180.2 million, which included cash and cash equivalents of $20.4 million, with $27.4 million in distributions payable.  As of August 29, 2009, we had net working capital of approximately $145.0 million, which included cash and cash equivalents of $17.4 million, with $35.2 million in distributions payable.  Our primary sources of liquidity are cash flow from operations and available borrowings under our amended and restated credit facility (Credit Facility).

As of August 28, 2010, we had $246.5 million of long-term debt, of which $21.4 million was classified as a current liability.  As of August 28, 2010, our Credit Facility consisted of a $375.0 million term loan, of which $200.0 million was outstanding and a $250.0 million revolving line of credit loan, which had outstanding borrowings of $27.0 million, outstanding letters of credit of $26.0 million and available borrowings of $197.0 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our Credit Facility have funded our acquisitions, working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our Credit Facility as of August 28, 2010 of which $27.0 million was borrowed and $26.0 million was used to support letters of credit.

Effective June 4, 2010, we amended and restated the Credit Facility to increase the maximum borrowings under the facility by increasing the revolving line of credit to $250 million and the availability under the term loan to $375 million ($200 million of which was outstanding  as of August 28, 2010). During the 52 weeks ended August 28, 2010 and August 29, 2009, we retired all of our previously outstanding 101/2% senior notes. Based on the borrowing base tests in the amended and restated Credit Facility, all of the revolving line of credit was available at August 28, 2010.

In addition to outstanding borrowings under the Credit Facility, we had outstanding borrowings under industrial revenue bonds of $12.2 million and capital lease and other obligations of $7.3 million as of August 28, 2010.

Capital spending through fiscal year 2011 is expected to be approximately $75.0 million. These expenditures are planned primarily for plant expansion (including funding a portion of the expansion costs for our St. Joseph plant), equipment renewals and improvements.  We believe available borrowings under the Credit Facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control. For a review of our obligations that affect liquidity, please see the ‘‘Cash Payment Obligations’’ table below.

Operating Activities

Net cash provided by operating activities was $244.5 million in fiscal year 2010 as compared to $264.3 million in fiscal year 2009.  The $19.8 million decrease was primarily due to changes in inventory and accounts receivable of approximately $74.8 million and $55.4 million, respectively, which more than offset the approximately $103.9 million in additional net income in fiscal year 2010 as compared to fiscal year 2009.

Net cash provided by operating activities was $264.3 million in fiscal year 2009 as compared to $159.6 million in fiscal year 2008.  The $104.7 million increase was due partially to an increase of approximately $19.0 million in net income in fiscal year 2009 as compared to fiscal year 2008.  Also contributing to the improvement was net cash being provided through inventory and accounts receivable reductions during fiscal year 2009.

Investing Activities

Net cash used in investing activities was $48.1 million in fiscal year 2010 as compared to $50.4 million in fiscal year 2009, a decrease of $2.3 million. The decrease was primarily attributable to the acquisition of National Beef Leathers for approximately $11.0 million during 2009, offset by approximately $8.7 million additional capital expenditures during 2010 compared to 2009.

Net cash used in investing activities was $50.4 million in fiscal year 2009 as compared to $58.9 million in fiscal year 2008, a decrease of $8.5 million. The decrease was primarily attributable to more capital spending during fiscal year 2008 than fiscal year 2009.

Financing Activities

Net cash used in financing activities was approximately $193.3 million in fiscal year 2010 compared to net cash used in financing activities of $222.0 million in fiscal 2009.  The decrease in cash used in financing activities was primarily attributable to an approximate $125.5 million redemption of member capital in the prior fiscal year compared to an $8.0 million redemption in the current year, an additional $48.8 million in net borrowings on the term loan, primarily related to the amended and restated Credit Facility on June 4, 2010, and approximately $32.8 million change in overdraft balances at August 28, 2010 as compared to August 29, 2009.  These decreases were partially offset by an approximate $75.5 million member capital contribution during the fiscal year ended August 29, 2009, an approximate $68.7 million increase in member distributions paid in the current year, a $20.0 million reduction in net borrowings under the revolving loan, and the purchase and cancellation of approximately $66.9 million in aggregate principal amount of our Senior Notes compared to the purchase of only $62.5 million of our Senior notes in the prior fiscal year.

Net cash used in financing activities was approximately $222.0 million in fiscal year 2009 compared to net cash used in financing activities of $105.6 million in fiscal 2008.  The change was primarily attributed to an approximate $125.5 million redemption of member capital, an approximate $35.2 million increase in member distributions paid, the purchase and cancellation of an additional $31.9 million of our senior notes, approximately $25.7 million in repayments on our term note, and an $11.6 million increase in overdraft balances at August 29, 2009 as compared to August 30, 2008.  These changes were partially offset by an approximate $44.8 million increase in net revolver credit borrowings and by an approximate $75.5 million member capital contribution during fiscal year 2009.

Credit Facility

Effective as of June 4, 2010, the Credit Facility was amended and restated to: (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; (5) remove limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LP and National Carriers, Inc., as loan parties and guarantors. The lender financing charges for the amended and restated Credit Facility of approximately $4.2 million are being amortized over the life of the loan.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin. The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different ratios of funded debt to EBITDA. As of August 28, 2010, the interest rates for the term loan and revolving loan were approximately 2.79% and 3.66%, respectively.

The borrowings under the revolving loan are available for our working capital requirements, capital expenditures and other general corporate purposes. The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory. The Credit Facility is secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries.

The principal amount outstanding under the term loan is due and payable in equal quarterly installments beginning in October 2010, based on a 10-year level amortization of the remaining amount of the term loan. All outstanding loan amounts are due and payable on June 4, 2015. Prepayment of the loans is allowed at any time.

The Credit Facility contains customary affirmative covenants relating to NBP LLC and its subsidiaries, including, without limitation, conduct of business, maintenance of insurance, compliance with laws, maintenance of properties, keeping of books and records, and the furnishing of financial statements. The facility also contains customary negative covenants relating to NBP LLC and its subsidiaries, including, without limitation, restrictions on: distributions, mergers, asset sales, investments and acquisitions, encumbrances, affiliate transactions, and ERISA matters. The ability of NBP LLC and its subsidiaries to engage in other business, incur debt or grant liens is also restricted.

The Credit Facility contains customary events of default, including, without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of NBP LLC’s property, changes in control of National Beef or the Company, failure of any of the loan documents to remain in full force, and the Company’s failure to properly fund its employee benefit plans. The Credit Facility also includes customary provisions protecting the lenders against increased costs or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

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

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on our behalf to fund the purchase of equipment and construction of improvements at our facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively.  However, because each series of bonds is backed by a letter of credit under our Credit Facility, these due on demand bonds have been presented as non-current obligations until twelve months prior to their maturity.  As of August 28, 2010, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million.  In addition, the $5.9 million series of bonds were paid off during the first quarter of fiscal 2010.  Pursuant to a lease agreement, we lease the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 0.5% in fiscal year 2010. We have the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, we assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal year 2010 was 0.4%.  These bonds have a maturity date of October 1, 2016.  We have the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

Utilities Commitment

Effective December 30, 2004, we finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, we have committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $1.7, $1.4 and $1.4 million was paid in fiscal years 2010, 2009, and 2008, respectively.  Payments under the commitment will be $0.8 million in each of the fiscal years 2011, 2012, 2013, 2014 and 2015, with the remaining balance of $7.3 million to be paid in subsequent years.

10 ½% Senior Notes

During fiscal year 2010 we purchased and cancelled the remaining approximately $66.9 million of our senior notes.  During fiscal year 2009 we purchased and cancelled approximately $62.5 million of our senior notes.

Cash Payment Obligations

The following table describes our cash payment obligations as of August 28, 2010 (in thousands):

	Total	Year 1 FY11	Year 2 FY12	Year 3 FY13	Year 4 FY14	Year 5 FY15	After Year 5
Term loan facility	$200,000	$20,000	$20,000	$20,000	$20,000	$120,000	$—
Interest on long-term debt (1)	23,588	6,107	5,467	4,827	4,187	3,000	—
Revolving credit facility	27,000	—	—	—	—	27,000	—
Industrial Revenue Bonds	12,245	—	—	—	—	3,430	8,815
Capital leases (including interest)	8,206	1,746	1,717	1,674	3,069	—	—
City of Brawley loan	120	40	40	40	—	—	—
Operating leases	23,188	10,060	6,470	3,534	2,525	599	—
Purchase commitments	17,143	17,143	—	—	—	—	—
Cattle commitments (2)	70,208	70,208	—	—	—	—	—
Utilities commitment	11,391	818	820	818	816	816	7,303
Total	$393,089	$126,122	$34,514	$30,893	$30,597	$154,845	$16,118

(1)  Computed based on scheduled maturities and current effective interest rates.

(2)  We make a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to our plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at our facilities.  This amount approximates our outstanding cattle commitments at August 28, 2010.

Off-Balance Sheet Arrangements

As of August 28, 2010 we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal years 2010, 2009 and 2008. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

Seasonality and Fluctuations in Operating Results

Our operating results are influenced by seasonal factors in the beef industry. These factors affect the price we pay for livestock as well as the ultimate price at which we sell our products. The seasonal demand for beef products is highest in the summer and spring months as weather patterns permit more outdoor activities and there is an increased demand for higher value items that are grilled, such as steaks. Both live cattle prices and boxed beef prices tend to be at seasonal highs during the summer and fall. Because of higher consumption, more favorable growing conditions and the housing of animals in feedlots for the winter months, there are generally more cattle available in the summer and fall.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

The principal market risks affecting our business are exposure to changes in prices for commodities, such as livestock and boxed beef, and interest rate risk.

Commodities. We use various raw materials, many of which are commodities. Raw materials are generally available from several different sources, and we presently believe we can obtain them as needed.  Commodities are subject to price fluctuations that may create price risk. From time to time, we may hedge commodities in order to mitigate this price risk. While this may tend to limit our ability to participate in gains from commodity price fluctuations, it also tends to reduce the risk of loss from changes in commodity prices.  To the extent the contracts are not designated as normal purchases, we reflect commodity contract gains and losses as adjustments to the basis of underlying commodities purchased; gains or losses are recognized in the statement of operations as a component of costs of goods sold.

We purchase cattle for use in our processing businesses. From time to time, we enter into forward purchase contracts at prices determined prior to the delivery of cattle. The commodity price risk associated with these activities can be hedged by selling (or buying) the underlying commodity, or by using an appropriate commodity derivative instrument. The particular hedging instrument we use depends on a number of factors, including availability of appropriate derivative instruments.

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

From time to time, we purchase cattle futures and options contracts.  Our primary use of these contracts is to partially determine our future input costs when we have committed forward sales purchase orders from customers at a specified fixed price.  The longest duration futures contract owned is sixteen months.  In accordance with ASC 815 Derivatives and Hedging, as amended, we account for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  ASC 815 imposes extensive recordkeeping requirements in order to treat a derivative instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under ASC 815 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  We feel the sensitivity analysis appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of August 28, 2010 and August 29, 2009, the potential change in the fair value of applicable commodity derivative instruments, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $0.3 million and $16.4 million, respectively.  This significant change was primarily due to the cattle futures contracts we entered into during the first quarter of fiscal 2009 to offset the risk of fixed-price sales commitments.

Interest Rates.  As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.   As of August 28, 2010, the weighted average interest rate on our $239.2 million of variable interest debt was approximately 2.77%.  As of August 29, 2009, the weighted average interest rate on our $222.4 million of variable rate debt was approximately 3.36%

We had total interest expense of approximately $14.8, $23.3 and $34.0 million in fiscal years 2010, 2009 and 2008, respectively.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $5.6, $4.9 and $5.2 million in fiscal years 2010, 2009 and 2008, respectively.

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

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 28, 2010.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of August 28, 2010, the Company’s internal control over financial reporting was operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

	Age as of
Name	August 28, 2010	Positions

Timothy M. Klein	53	President, Chief Executive Officer and Manager

Jay D. Nielsen	55	Chief Financial Officer

Terry L. Wilkerson	59	Executive Vice President, Operations

David L. Grosenheider	53	Executive Vice President, Business Planning and Analysis

Monte E. Lowe	52	Executive Vice President, Sales and Marketing

Simon P. McGee	43	Executive Vice President, Corporate Strategy and Acquisitions

Michael J. Eckman	60	Executive Vice President, Human Resources

Bret G. Wilson	51	Vice President, General Counsel and Secretary

Steven D. Hunt	51	Chairman of Board of Managers

Richard A. Jochum	50	Manager

Timothy M. Klein has served as our President and Chief Operating Officer from 1998 through 2009 and currently serves as our President and Chief Executive Officer and has served as a member of our Board of Managers since 2009. Mr. Klein served as the Executive Vice President, Sales and Procurement of the Company from 1992 through 1998. Prior to 1992, Mr. Klein served as Vice President, Planning and Analysis at Cargill Inc. and as Vice President of Operations Analysis at Armour Food Company, a subsidiary of ConAgra Foods, Inc. Mr. Klein also served as Vice President of Sales and Pricing at EA Miller, Inc., a beef slaughter and fabrication business. Mr. Klein began his career in the meat industry at IBP, inc. (a predecessor of Tyson Fresh Meats and was one of the nation’s largest beef processors), where he served as Manager of Scheduling from 1980 through 1983.

Manager Qualifications: Mr. Klein’s day-to-day leadership as the Company’s chief executive officer and his many years of experience in the beef industry, including in finance, operations and sales positions, provide him with deep knowledge of the Company’s operations and the beef industry. This experience provides special insights regarding the Company’s strategic and operational challenges and opportunities.

Jay D. Nielsen has served as our Chief Financial Officer since 1997. Mr. Nielsen joined Hyplains Beef, LLC in 1992. Mr. Nielsen’s previous experience in the meat industry includes positions at ConAgra Foods, Inc., where he served as Controller of Armour Food Company from 1988 to 1991, and at EA Miller, Inc., a beef slaughter and fabrication business, where he served as Transportation Brokerage Manager from 1986 to 1988.

Terry L. Wilkerson has served as our Executive Vice President, Operations of the Company since March 2006. Mr. Wilkerson served as the Executive Vice President, Strategic Business Development of the Company from April 2005 to March 2006. From 1998 to 2005, Mr. Wilkerson served as the Company’s Executive Vice President of Operations. Mr. Wilkerson began his career with Excel Corporation (Cargill Meat Solutions) and held various operational positions within that company from 1974 to 1998. While at Cargill, he served as HR Director,

Production Superintendent, Slaughter Operations Manager, General Manager/VP, Friona Division, General Manager of the Buena Vista Poultry Complex, VP of Transportation/Logistics, and VP of Logistics/IT.

David L. Grosenheider has served as our Executive Vice President, Business Planning and Analysis since March 2006. Mr. Grosenheider served as the Company’s (i) Executive Vice President, Beef Operations from April 2005 to March 2006, (ii) Executive Vice President of Case-Ready Meats from June 2003 to April 2005, (iii) Executive Vice President of Systems and Planning from 1999 to June 2003, and (iv) Vice President of Operational Affairs of NBP LLC from 1993 to 1998. From 1987 through 1993, Mr. Grosenheider served as Manager of Scheduling and Director of Financial Planning for Swift Independent/Monfort. Mr. Grosenheider served as Controller for North Star Foods, Inc., a poultry processing company, from 1986 to 1987 and served in various accounting positions for IBP, inc. from 1979 to 1986.

Monte E. Lowe has served as our Executive Vice President, Sales and Marketing since 1993. Prior to 1993, Mr. Lowe’s previous experience in the meat industry included Sales Representative positions at Beef America from 1988 to 1993, at Swift/Val-Agri, Inc. from 1986 to 1987, and at IBP, inc. from 1980 to 1986.

Michael J. Eckman has served as our Executive Vice President, Human Resources since November 2001. Prior to joining the Company, Mr. Eckman served as Executive Vice President of Human Resources for Solo Cup Co. from 1999 to 2001. Mr. Eckman held numerous positions within ConAgra Foods, Inc. from 1984 through 1998, including Senior Vice President of Human Resources of ConAgra Refrigerated Foods, Vice President of Human Resources of Armour Swift Eckrich, Vice President of Human Resources of Armour Food Company and Director of Labor Relations and Employee Benefits of Banquet Frozen Foods. Mr. Eckman also served as Banquet Frozen Foods’ Director of Labor Relations and Employee Benefits when it was owned by RCA Corporation from 1978 to 1984, and held various Human Resources management positions within RCA’s Picture Tube Division from 1972 to 1977.

Simon P. McGee has served as our Executive Vice President, Corporate Strategy and Acquisitions since April 2010. Mr. McGee served as our Senior Vice President, Corporate Strategy and Acquisitions from September 2009 to April 2010 and as our Vice President, Corporate Strategy and Acquisitions from 2006 to 2009. Prior to joining the Company, from 1999 to 2006, Mr. McGee served as an investment banker with Christenberry Collet & Company, Inc., an investment banking firm providing strategic corporate finance consulting on merger and acquisition and capital markets projects for middle-market public and private corporate clients. From 1988 to 1999, Mr. McGee was the founder and majority owner of McGee Ranch Company, Inc., a seedstock and commercial cow-calf enterprise.

Bret G. Wilson has served as our Vice President, General Counsel and Secretary since September 2009. From 1994 to 2009, Mr. Wilson held numerous positions with H&R Block, Inc., a tax services and financial services company, and its subsidiaries, including Vice President and Secretary and Vice President, Corporate Development and Risk Management of H&R Block, Inc. and Vice President, Corporate Counsel of Block Financial Corporation.

Steven D. Hunt has served as the Chair of the Board of Managers of the Company since USPB acquired a majority interest in the Company on August 6, 2003. Mr. Hunt served as a member of the Board of Managers of FNBPC from 1997 to 2003. Mr. Hunt was one of the founders of USPB and has served as its Chief Executive Officer since 1996.

Manager Qualifications: Mr. Hunt’s experience as a member and the Chair of the Board of Managers and Chief Executive Officer and founder of USPB provides an extensive knowledge of the beef industry and also the specific strategic challenges and opportunities facing the Company. In addition to this knowledge and experience, Mr. Hunt’s service as the Chief Executive Officer and a founder of USPB also provides the Board of Managers with valuable insight from the perspective of someone who is in contact with a substantial number of the Company’s cattle suppliers.

Richard A. Jochum serves as one of our managers. Since March 2002, he has served as the General Counsel and Corporate Administrator of Beef Products, Inc. (BPI), which is an affiliate of NBPCo Holdings.  From March 2000 to March 2002, Mr. Jochum served as the Assistant Vice President, Legal Affairs for IBP, inc. From 1994 to March 2000, Mr. Jochum served as Assistant Vice President, Personnel Administration for IBP, inc.

Manager Qualifications:  Mr. Jochum has extensive legal and administrative experience at BPI and IBP, inc., a former Fortune 500 publicly traded food company that was purchased by Tyson Foods. This experience provides our Board of Managers with a broad perspective on operational and strategic aspects of the beef industry.

Audit Committee

The Board of Managers has established an audit committee consisting of Messrs. Hunt and Jochum, even though it is not required to do so. The Board of Managers has determined that Mr. Hunt is an “audit committee financial expert” as defined in Item 401(h)(2) of Regulation S-K promulgated by the Securities and Exchange Commission, but is not independent as defined by NASDAQ.

Code of Ethics

NBP has adopted a corporate code of ethics for its principal executive officer, principal financial officer and principal accounting officer or controller within the meaning of the rules and regulations of the Securities and Exchange Commission.  A copy of the Code may be obtained, without charge, upon written request to Bret G. Wilson, Vice President General Counsel and Secretary, National Beef Packing Company, LLC, P.O. Box 20046, Kansas City, Missouri 64195.

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

Board of Managers and Role of Management

The Board of Managers of the Company, or the Board, has the overall responsibility for monitoring and approving the compensation programs for our named executive officers and making decisions regarding compensation to be paid or awarded to them.

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

Elements of Our Compensation Program

Base Salaries

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program.  The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with the Company.  Mr. Klein from time to time may have received a substantially greater portion of his total compensation in the form of incentive pay because of the incentive opportunities negotiated as part of his employment agreements described later in this section.

Annual and Long Term Incentives

We maintain an annual incentive plan called the Management Incentive Program for the purpose of providing additional incentive compensation opportunities for our management and professional employees.  With the exception of Mr. Klein, all of our named executive officers participated in the Management Incentive Program for fiscal year 2010.  Bonuses are earned under the plan if the Company attains certain minimum profit objectives in the applicable fiscal year, and paid to participants by November 30 following the end of the applicable fiscal year.  The Management Incentive Program was designed to align the interests of management towards the achievement of a common goal of maximizing net income for the Company.  The common goal upon which awards are based in the Management Incentive Program is “pre-bonus net income”.  “Pre-bonus net income” for the relevant business units is net income as normally calculated under generally accepted accounting principles, but before bonus expenses of the Company.  Generally, no bonuses are paid under the Management Incentive Program unless the Company achieves a threshold “pre-bonus net income” determined by the Board prior to or shortly after the beginning of each fiscal year.  Management may recommend to the Board, however, that bonuses be awarded notwithstanding the fact that the Company did not achieve the threshold “pre-bonus net income” in order to provide competitive compensation to employees.  Under the Management Incentive Program for fiscal year 2010, $20.0 million in “pre-bonus net income” had to be achieved before bonuses could be paid.  The Company believes “pre-bonus net income” is an appropriate measure of Company performance to utilize in making performance-based compensation decisions as senior management uses the same measure to evaluate the day-to-day performance of the business.  According to the terms of the plan, if the pre-bonus net income threshold is met, a bonus pool is established as a percentage of pre-bonus net income and allocated to the named executive officers who are plan participants in proportion with their salaries relative to other salaried employees of the Company.

We also maintain a long term incentive plan called the Management Long Term Incentive Plan, or LTIP.  Participation is determined by the Chief Executive Officer for each fiscal year and is limited solely to key management employees who have a significant impact on the Company’s long term, strategic results.  With the exception of Mr. Klein, all of our named executive officers participated in this plan for fiscal year 2010.

Prior to or shortly after the beginning of each fiscal year, our Chief Executive Officer establishes the performance goals for the fiscal year and allocates to each participant a specified portion of the total incentive pool available for award under our LTIP.  In determining each participant’s portion of the total pool, the Chief Executive Officer considers the participant’s ability to influence overall performance.  The more senior the employee’s position with the Company, the greater the portion of compensation that varies with performance.  The Chief Executive Officer is not required to allocate the entire LTIP incentive pool for a given fiscal year and may reserve a portion to be used for discretionary awards in recognition of extraordinary individual performance.  Amounts earned for any fiscal year vest in three equal installments, with the first tranche vesting at the end of the third year following the year in which the award is earned.  For example, fiscal year 2010 awards will vest in equal installments of 33-1/3% each following the end of fiscal years 2013, 2014 and 2015.  Until paid, amounts credited under the LTIP accrue interest at the weighted cost of debt capital for the Company.  An executive will receive his incentive payment in cash at the time of vesting unless he elects to defer receipt of payment by making a timely deferral election in accordance with the terms of the plan.

According to the terms of the plan, if the minimum earnings before interest and taxes, or EBIT, return on invested capital threshold is met, a bonus pool is established as a percentage of the Company’s return on invested capital and allocated to the named executive officers who are plan participants in relation to their shares granted in the plan.  No bonuses will be earned under the LTIP unless the Company attains a return on capital of at least 15%.  In fiscal year 2010, $6,325,339 was generated under the formula used to calculate the LTIP.  Of this amount, approximately 5.4%, 8.9%, 8.9% and 8.9% was allocated to Messrs. Nielsen, Wilkerson, Grosenheider and Lowe, respectively.

Mr. Klein did not participate in our annual or long term incentive plans.  Instead, he is eligible for annual and long term incentives set forth with the employment agreement described below. The annual incentive under the employment agreement has been based on the Company’s earnings before taxes and the long-term incentive is based on the Company’s earnings before interest and taxes.

Employee Benefits

Each of our named executive officers is entitled to participate in the Company’s employee benefit plans (including 401(k) retirement savings, medical, dental, and life insurance benefits) on the same basis as other employees.

Employment-Related Agreements

Mr. Klein is the only named executive officer of the Company covered by an employment agreement.  Each of our other named executive officers are parties to supplemental bonus agreements.

Agreement with Timothy M. Klein

On July 27, 2009, in connection with and effective upon his promotion to Chief Executive Officer, the Company entered into an amendment to Mr. Klein’s employment agreement.  Mr. Klein’s employment agreement provided that he would receive an annual salary of $900,000.    The agreement also provided that Mr. Klein would have an annual bonus opportunity based on our earnings before taxes for each year and long term bonus opportunities based on our earnings before interest and taxes.  Pursuant to his employment agreement, Mr. Klein’s annual earnings-based bonus was computed applying the formula described in footnote 1 to the Grants of Plan-Based Awards table set forth below. Mr. Klein’s long-term bonus opportunities include the following:

•                  If Mr. Klein is continuously employed through the last day of fiscal year 2012, he will be entitled to an additional long term bonus equal to: (a) if the Company’s cumulative EBIT during the period from the first day of fiscal year 2010 through the last day of fiscal year 2012 exceeds $115,000,000, 4.0% of such excess, up to cumulative EBIT of $150,000,000; plus (b) if such cumulative EBIT exceeds $150,000,000, .75% of such excess.

•                  If Mr. Klein is continuously employed through the last day of fiscal year 2014, he will be entitled to an additional long term bonus equal to: (a) if the Company’s cumulative EBIT during the period from the first day of fiscal year 2013 through the last day of fiscal year 2014 exceeds $76,667,000, 4.0% of such excess, up to cumulative EBIT of $100,000,000; plus (b) if such cumulative EBIT exceeds $100,000,000, .75% of such excess.

Supplemental Bonus Agreements

On October 27, 2010, the Company entered into supplemental bonus agreements with each of Messrs. Nielsen, Wilkerson, Grosenheider and Lowe.  The Company awarded the bonuses provided for by these agreements to (i) reward the executives for the Company’s superior financial performance over the four fiscal years ending with fiscal year 2010 and (ii) serve as additional retention incentives for the executives.  Pursuant to the supplemental bonus payments, the Company will pay the executives supplemental bonuses in the amounts set forth below within 60 days following the end of fiscal years 2011, 2012, 2013 and 2014 if the executive remains continuously employed through the last day of the applicable fiscal year for which the supplemental bonus relates.

Executive	Annual Supplemental Bonus
Jay D. Nielsen	$250,000
Terry L. Wilkerson	$500,000
David L. Grosenheider	$500,000
Monte E. Lowe	$500,000

The supplemental bonus agreements provide for the acceleration of any unpaid annual supplemental bonus payments if the executive’s employment with the Company ends as a result of death, disability or involuntary termination without cause.

Impact of Tax and Accounting Treatments

We believe the compensation paid to our named executive officers is fully deductible under the Internal Revenue Code at the time it is paid.  We further believe ASC 718, Compensation — Stock Compensation, did not have a material effect on our compensation program because we historically have not awarded stock options, restricted shares or other equity-based compensation.

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

The foregoing report is provided by the following managers, who constitute the Board:

Steven D. Hunt

Richard A. Jochum

Timothy M. Klein

Summary Compensation Table

The table below sets forth information regarding the fiscal year compensation for our named executive officers.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Timothy M. Klein,	2010	$900,000	—		$2,879,748		$5,892		$3,785,640
President and	2009	$565,385	—		$4,137,310		$6,309		$4,709,004
Chief Executive Officer	2008	$509,616	$150,000	(2)	$1,056,320	(3)	$5,591	(4)	$1,721,527

Jay D. Nielsen, Chief	2010	$307,981	—		$668,322		$7,542		$983,845
Financial Officer	2009	$190,000	—		$257,667		$5,509		$453,176
	2008	$184,519	—		$234,459	(5)	$4,694	(6)	$423,672

Terry L. Wilkerson,	2010	$324,038	—		$918,849		$11,332		$1,254,219
Executive Vice	2009	$275,000	—		$402,601		$11,110		$688,711
President, Operations	2008	$280,289	—		$373,709	(7)	$11,228	(8)	$665,226

David L. Grosenheider,	2010	$324,038	—		$918,849		$6,540		$1,249,427
Executive Vice	2009	$266,347	—		$397,063		$6,635		$670,045
President, Business	2008	$254,808	—		$358,254	(9)	$5,917	(10)	$618,979
Planning and Analysis

Monte E. Lowe,	2010	$324,038	—		$918,849		$5,882		$1,248,769
Executive Vice	2009	$266,347	—		$397,063		$6,443		$669,853
President, Sales and	2008	$254,808	—		$358,254	(11)	$5,917	(12)	$618,979
Marketing

(1)          Salaries are paid on a weekly basis.  Fiscal years 2010 and 2009 consisted of 52 weeks while 2008 consisted of 53 weeks.

(2)          Represents aggregate quarterly bonuses paid pursuant to an employment agreement between Mr. Klein and the Company.

(3)          Represents annual earning-based bonuses of $1,056,320, $4,137,310 and $2,879,748 in fiscal years 2008, 2009 and 2010, respectively.

(4)          Comprised of a Company matching payment toward a 401(k) retirement plan of $4,770, $4,600 and $4,510 in fiscal years 2008, 2009 and 2010, respectively, as well as a premium payment of life insurance benefit of $821, $1,709 and $1,382 in fiscal years 2008, 2009 and 2010, respectively.

(5)          Comprised of $111,724, $124,668 and $338,857 earned under the Management Long Term Incentive Plan for fiscal years 2008, 2009 and 2010, respectively, plus $10,818, $11,397 and $12,228 of accrued interest with respect to fiscal years 2008, 2009 and 2010, respectively, attributable to amounts credited on the executive’s behalf under the Management Long Term Incentive Plan for prior fiscal years.  In addition the amounts include $111,917, $121,602 and $317,237 earned in fiscal years 2008, 2009 and 2010, respectively, under our Management Incentive Program.

(6)          Comprised of a Company matching payment toward a 401(k) retirement plan of $3,873, $3,800 and $6,160 for fiscal years 2008, 2009 and 2010, respectively, as well as a premium payment of life insurance benefit of $821, $1,709 and $1,382 in fiscal years 2008, 2009 and 2010, respectively.

(7)          Comprised of $186,207, $207,779 and $564,762 earned under the Management Long Term Incentive Plan in fiscal years 2008, 2009 and 2010, respectively, plus $17,498, $18,819 and $20,310 of accrued interest with respect to fiscal years 2008, 2009 and 2010, respectively, attributable to amounts credited on the executive’s behalf under the Management Long Term Incentive Plan for prior fiscal years.  In addition the amounts include $170,004, 176,003 and $333,777 earned in fiscal years 2008, 2009 and 2010, respectively, under our Management Incentive Program.

(8)          Comprised of a Company matching payment toward a 401(k) retirement plan of $5,606, $4,600 and $5,148 in fiscal years 2008, 2009 and 2010, respectively, as well as a premium payment of life insurance benefit of $5,622, $6,510 and $6,184 in fiscal years 2008, 2009 and 2010, respectively.

(9)          Comprised of $186,207, $207,779 and $564,762 earned under the Management Long Term Incentive Plan in fiscal years 2008, 2009 and 2010, respectively, plus $17,498, $18,819 and $20,310 of accrued interest with respect to fiscal years 2008, 2009 and 2010, respectively, attributable to amounts credited on the executive’s behalf under the Management Long Term Incentive Plan for prior fiscal years.  In addition the amounts include $154,549, $170,465 and $333,777 earned in fiscal years 2008, 2009 and 2010, respectively, under our Management Incentive Program.

(10)    Comprised of a Company matching payment toward a 401(k) retirement plan of $5,096, $4,927 and $5,158 in fiscal years 2008, 2009 and 2010, respectively, as well as a premium payment of life insurance benefit of $821, $1,708 and $1,382 in fiscal years 2008, 2009 and 2010, respectively.

(11)    Comprised of $186,207, $207,779 and $564,762 earned under the Management Long Term Incentive Plan in fiscal years 2008, 2009 and 2010, respectively, plus $17,498, $18,819 and $20,310 of accrued interest with respect to fiscal years 2008, 2009 and 2010, respectively, attributable to amounts credited on the executive’s behalf under the Management Long Term Incentive Plan for prior fiscal years.  In addition the amounts include $154,549, $170,465 and $333,777 earned in fiscal years 2008, 2009 and 2010, respectively, under our Management Incentive Program.

(12)    Comprised of a company matching payment toward a 401(k) retirement plan of $5,096, $4,735 and $4,500 in fiscal years 2008, 2009 and 2010, respectively, as well as a premium payment of life insurance benefit of $821, $1,708 and $1,382 in fiscal years 2008, 2009 and 2010, respectively.

Grants of Plan-Based Awards

The table below sets forth information regarding grants of non-equity plan-based awards made to our named executive officers during fiscal year 2010.  The Summary Compensation Table above reflects the actual dollar amounts earned under our annual and long term incentive plans.

Name and		Estimated Future Payouts Under Non- Equity Incentive Plan Awards
Principal Position	Grant Type/Date	Threshold ($)	Target ($)		Maximum ($)
Timothy M. Klein, President and Chief Executive	—	—	2,879,748	(1)	—
Officer

Jay D. Nielsen, Chief Financial Officer	MIP / -	—	317,237	(2)	—
	LTIP / -		338,857	(3)

Terry L. Wilkerson, Executive Vice President,	MIP / -	—	333,777	(2)	—
Operations	LTIP / -		564,762	(3)

David L. Grosenheider, Executive Vice President,	MIP / -	—	333,777	(2)	—
Business Planning and Analysis	LTIP / -		564,762	(3)

Monte E. Lowe, Executive Vice President, Sales and	MIP / -	—	333,777	(2)	—
Marketing	LTIP / -		564,762	(3)

(1)                                  Pursuant to Mr. Klein’s employment agreement, he is entitled to an annual bonus for fiscal year 2010 based on the following formula: (a) if the Company’s cumulative earnings before taxes, or EBT, during any such fiscal year exceeds $20,000,000, 2% of such excess, up to EBT of $80,000,000; plus (b) if such cumulative EBT exceeds $80,000,000, 1% of such excess.  There are no threshold, target or maximum amounts.  The amount shown was earned in fiscal year 2010 from the annual incentive calculation.

(2)                              Executive is a participant in our Management Incentive Program, which is described under the heading “Annual and Long-Term Incentives” in our Compensation Discussion and Analysis.  Amounts earned under the Management

Incentive Plan are determined as a percentage of a bonus pool that is established on the basis of our pre-bonus net income for the year assuming a minimum level of pre-bonus net income is attained. There are no threshold, target or maximum amounts.  The amount shown was calculated for fiscal year 2010 based on the formula.

(3)                                  Executive is a participant in our Management Long Term Incentive Program, which is described under the heading “Annual and Long-Term Incentives” in our Compensation Discussion and Analysis.  Amounts earned under the Management Long Term Incentive Program are determined as a percentage of the Company’s return on invested capital, assuming a minimum EBIT level is attained. There are no threshold, target or maximum amounts. The amount shown was calculated for fiscal year 2010 based on the formula.

Option Exercises and Stock Vested

The Company has not utilized stock options, restricted shares or similar equity-based awards for our named executive officers and there were no such awards exercised or vested during fiscal year 2010.

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

Name and Principal Position	Executive contributions in last fiscal year ($)	Registrant contributions in last fiscal year ($)		Aggregate earnings in last fiscal year ($)		Aggregate withdrawals/ Distributions ($)		Aggregate balance at fiscal year end ($)
Jay D. Nielsen, Chief Financial Officer	—	338,857	(1)	12,228	(2)	21,341	(3)	660,194	(4)
Terry L. Wilkerson, Executive Vice President, Operations	—	564,762	(1)	20,310	(2)	34,146	(3)	1,098,752	(4)
David L. Grosenheider, Executive Vice President, Business Planning and Analysis	—	564,762	(1)	20,310	(2)	34,146	(3)	1,098,752	(4)
Monte E. Lowe, Executive Vice President, Sales and Marketing	—	564,762	(1)	20,310	(2)	34,146	(3)	1,098,752	(4)

(1)          This amount represents the amount awarded to the executive under our Management Long Term Incentive Plan for fiscal year 2010.  This amount is also included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

(2)          This amount represents accrued interest on the incentive bonuses credited on the executive’s behalf under our Management Long Term Incentive Plan for fiscal year 2010 and earlier years.  This amount is also included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

(3)          This amount represents the vested incentive payments paid to executive during fiscal 2010 under our Management Long Term Incentive Plan.

(4)          This amount represents the aggregate unpaid incentive bonuses (both vested and non-vested) credited on executive’s behalf under our Management Long Term Incentive Plan for all fiscal years through 2010.

Amounts Deferred under the Long Term Incentive Plan

The Nonqualified Deferred Compensation table reflects amounts awarded and deferred under the LTIP. Pursuant to the LTIP, three years after the close of the fiscal year in which the award is granted, a participant becomes 33.33% vested.  At the close of each subsequent year, an additional 33.33% of the award vests until the award is fully vested.  Unless a participant elects to receive payment of the vested portions of his or her award for a particular year in cash, all amounts awarded under the plan remain in the plan as an investment in the working capital of the Company, even after such awards have vested.  The amounts that remain in the plan accrue interest at the weighted cost of debt capital, which for fiscal 2010 was 3.90%.  Vested awards remaining in the plan are paid to the participants or their respective beneficiaries upon disability, retirement or death.

Risk Assessment in Compensation Programs

The Company has assessed its compensation policies and practices to determine if its compensation programs are reasonably likely to have a material adverse effect on the Company.   The Company’s compensation programs (i) generally apply on a uniform basis to management employees at all of the Company’s material business operations, (ii) focus on earnings and return-on-invested-capital targets (as opposed to revenue targets) and (iii) are designed to award executives for meeting a blend of annual and cumulative long-term performance objectives. In light of these characteristics and as a result of our analysis, we have concluded that our compensation policies and practices do not create risks reasonably likely to have a material adverse effect on the Company.

Potential Payments upon Termination or Change in Control

The following table provides an estimate of the payments and benefits that would be paid to Mr. Klein, assuming an August 28, 2010 termination date, upon voluntary or involuntary termination of employment.  The table does not reflect any payments or benefits that would be paid to our employees generally, including for example accrued salary and vacation pay or normal distribution of account balances under our qualified defined contribution plan.  Messrs. Nielsen, Wilkerson, Grosenheider, and Lowe are not shown below as the Company does not, as of August 28, 2010, have any obligation to pay them any severance related compensation pursuant to a change in control, severance or similar agreement, plan or policy.

Name and Principal Position	Termination by executive for good reason ($)	Termination by us without cause ($)	Death or disability ($)
Timothy M. Klein, President and Chief Executive Officer (1)
• Base Salary	3,600,000	3,600,000	900,000
• Incentive Pay	23,180,483	23,180,483	4,949,630
• Fringe Benefits	56,788	56,788	11,358	(2)
• Total	26,837,271	26,837,271	5,860,988

(1)          The items shown in this table reflect the Company’s estimated obligations through the term of Mr. Klein’s employment agreement.  The term of his agreement expires August 27, 2014.

(2)          Not payable in the event of death.

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

On October 27, 2010, the Company entered into supplemental bonus agreements with each of Messrs. Nielsen, Wilkerson, Grosenheider and Lowe. These agreements provide for the Company to pay the executives supplemental bonuses within 60 days following the end of fiscal years 2011, 2012, 2013 and 2014 if the executive remains continuously employed through the last day of the applicable fiscal year for which the supplemental bonus relates.  The supplemental bonus agreements also provide that any unpaid annual supplemental bonus payments will be accelerated if the executive’s employment with the Company ends as a result of death, disability or involuntary termination without cause.

Manager Compensation

The members of our Board of Managers do not receive any separate compensation for serving in such capacity other than reimbursement of their out-of-pocket business expenses.

Compensation Committee Interlocks and Insider Participation

The Board makes all compensation-related decisions that affect Mr. Klein, our President and Chief Executive Officer.  Mr. Klein, with input from the Board, makes compensation-related decisions for all other senior management.  Other than as disclosed under Item 13. Transactions with Related Persons, and Director Independence below, none of our executive officers served as:

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

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as of August 28, 2010 with respect to the beneficial ownership of the membership interests of National Beef by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of National Beef, (ii) each of the members of our Board of Managers, (iii) each of our named executive officers, (iv) other executive officers who beneficially own membership interests in National Beef, and (v) all of the members of our Board of Managers and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

Beneficial Owner	Class B Interest	Percentage of Class
U.S. Premium Beef, LLC	10,664,475	69.3340%
NBPCo Holdings, LLC (1)	3,810,044	24.7706%
David L. Grosenheider	—	—
Steven D. Hunt	—	—
Richard A. Jochum	—	—
Timothy M. Klein (2)	906,798	5.8955%
John R. Miller	—	—
Jay D. Nielsen	—	—
Terry L. Wilkerson	—	—
Monte E. Lowe	—	—
All managers and executive officers as a group (8 persons)	15,381,317	100.0%

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

USPB holds approximately 69.3% of the Class B interests, as well as Class A and Class A-1 interests with an aggregate face amount of approximately $150.5 million, NBPCo Holdings owns approximately 24.8% of the Class B interests, as well as Class A and Class A-1 interests with an aggregate face amount of approximately $51.2 million, and affiliates of Timothy M. Klein own approximately 5.9% of the Class B interests, as well as Class A interests with an aggregate face amount of approximately $2.3 million.

We do not have any equity compensation plans under which equity securities of National Beef are authorized for issuance.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Unit Redemption Agreement

On June 2, 2010, the Company entered into a Unit Redemption Agreement pursuant to Section 12.5 of its Limited Liability Company Agreement, dated as of August 6, 2003, or as amended from time to time, the LLC Agreement, to redeem at an agreed-upon redemption price a portion of the membership interests in the Company that were owned or controlled by affiliates of our President and Chief Executive Officer, Timothy M. Klein.  As a result Mr. Klein’s affiliates received $8.0 million for their redeemed units.

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

Transactions with U.S. Premium Beef

In December 1997, FNBPC entered into a contract with USPB to purchase a portion of our annual cattle requirements.  In connection with USPB’s purchase of its interest in FNBPC, USPB obtained the right, and became subject to the obligation, if requested, to deliver cattle annually to NBP pursuant to the supply agreement.  USPB now facilitates the delivery of cattle annually to us from its individual producer-owners.  The purchase price for the cattle is determined by our pricing grid, which, under the terms of our supply agreement with USPB, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing we offer to other suppliers. The standard market prices on the USPB pricing grid are reported by the USDA and certain adjustments to the market prices are made based on quality and yield of the cattle delivered by USPB members. The supply agreement provides that any disputes between us and USPB relating to the pricing grid shall be resolved by binding arbitration.  During fiscal year 2010, we obtained approximately 20% of the cattle we processed from USPB members under our contractual arrangement with USPB.  Any new purchase agreements and payment formulas with USPB must be consistent with our supply agreement existing at the time USPB acquired a majority interest in us on August 6, 2003.

Transactions with Beef Products, Inc.

Since 1994, we have had a business relationship with Beef Products, Inc., or BPI, which is an affiliate of NBPCo Holdings, whereby we sell beef trimmings, referred to as trim, to BPI, primarily at a formula-based price, and we purchase processed lean beef from BPI at negotiated prices for use in our ground beef operations.  Our aggregate sales of trim to BPI totaled approximately $120.4 million, $96.9 million and $132.4 million, respectively, in fiscal years 2010, 2009 and 2008.  Our aggregate purchases of processed lean beef from BPI totaled approximately $40.6 million, $28.9 million, and $15.7 million, respectively, in fiscal years 2010, 2009 and 2008.

In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants.  In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal years 2010, 2009 and 2008, we paid approximately $1.9 million, $1.7 million and $0.7 million, respectively, to BPI in technology and support fees.

Employment of Tom Klein

Tom Klein, the brother of Timothy M. Klein, our Chief Executive Officer, serves as Vice President, Value-Added of NBP.  During fiscal years 2010, 2009 and 2008, Tom Klein received compensation in this position of $403,083, $272,810 and $244,687, respectively.

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

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 28, 2010 and August 29, 2009.

Type of Service	52 Weeks Ended August 28, 2010	53 Weeks Ended August 29, 2009
	(amounts in thousands)
Audit Fees	$455	$412
Audit-Related Fees	17	26
Tax Fees	—	—
All Other Fees	905	—
Total	$1,377	$438

Audit Fees

Audit fees relate to the audit of our consolidated financial statements, the reviews of quarterly reports on Form 10-Q and the review of the annual report on Form 10-K.

Audit-Related Fees

Audit-related fees in fiscal years 2010 and 2009 primarily relate to consultations on accounting related matters.

Tax Fees

Tax fees relate to tax compliance, tax advice and tax planning services.

All Other Fees

All other fees for fiscal year 2010 relate to IPO preparation fees.  We did not pay any other type of fee and did not receive any other services from KPMG LLP during fiscal year 2009.

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

3.1(f)

Fifth Amended Exhibit 3.1 to the Limited Liability Company Agreement of National Beef Packing Company, LLC, effective as of June 2, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2010).

10.1(a)*

Employment Agreement dated as of August 6, 2003 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.1(b)*

Amendment to Employment Agreement for Timothy M. Klein dated as of December 31, 2008 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008, filed with the SEC on January 13, 2009).

10.1(c)*	Second Amendment to Employment Agreement dated as of July 27, 2009, between the Company and Timothy M. Klein (incorporated herein by reference to Exhibit

10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2009, filed with the SEC on July 28, 2009).

10.1(d)*

Deferred Equity Incentive Compensation Agreement dated August 6, 2003 by and between National Beef Packing Company, LLC and Timothy M. Klein (incorporated herein by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.2*	Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and Jay D. Nielsen.

10.3*	Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and Terry L. Wilkerson.

10.4*	Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and David L. Grosenheider.

10.5*	Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and Monte E. Lowe.

10.6

Unit Redemption Agreement dated as of June 2, 2010, among National Beef Packing Company, LLC, TKK Investments, LLC and TMKCo., LLC (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2010).

10.7

Amended and Restated Credit Agreement dated as of June 4, 2010 by and among the Company and certain agents, lenders and issuers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2010).

10.8

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

10.9(b)

Trust Indenture dated as of December 1, 2004 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.10*

National Beef Packing Company, LLC Management Incentive Program (incorporated herein by reference to Exhibit 10.18 to Registration Statement on Form S-1 (File No. 333-162443) filed by National Beef, Inc. with the SEC on October 13, 2009).

10.11*	National Beef Packing Company, LLC Management Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Registration Statement on

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

Date: October 29, 2010

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Timothy M. Klein	Chief Executive Officer and Manager (Principal Executive Officer)	October 29, 2010
Timothy M. Klein

/s/ Jay D. Nielsen	Chief Financial Officer (Principal Financial and Accounting Officer)	October 29, 2010
Jay D. Nielsen

/s/ Steven D. Hunt	Chairman of the Board of Managers	October 29, 2010
Steven D. Hunt

/s/ Richard A. Jochum	Manager	October 29, 2010
Richard A. Jochum

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Managers and Members

National Beef Packing Company, LLC:

We have audited the accompanying consolidated balance sheets of National Beef Packing Company, LLC and subsidiaries, (the Company) as of August 28, 2010 and August 29, 2009, and the related consolidated statements of operations, comprehensive income, members’ capital, and cash flows for the each of the fiscal years in the three-year period ended August 28, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of August 28, 2010 and August 29, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended August 28, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, effective August 30, 2009, the Company adopted Accounting Standards Codification 810-10-65, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

/s/ KPMG LLP

Kansas City, Missouri

October 29, 2010

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	August 28, 2010	August 29, 2009
Assets
Current assets:
Cash and cash equivalents	$20,405	$17,373
Accounts receivable, less allowance for returns and doubtful accounts of $2,891 and $1,511, respectively	182,234	172,420
Due from affiliates	4,961	4,532
Other receivables	7,399	7,165
Inventories	232,943	175,300
Other current assets	45,999	16,602
Total current assets	493,941	393,392

Property, plant and equipment, at cost:
Land and improvements	27,310	18,777
Buildings and improvements	118,658	115,427
Machinery and equipment	324,098	303,471
Trailers and automotive equipment	4,921	5,478
Furniture and fixtures	9,998	7,862
Construction in progress	41,727	28,911
	526,712	479,926
Less accumulated depreciation	220,274	174,295
Net property, plant and equipment	306,438	305,631
Goodwill	81,242	81,242
Other intangibles, net of accumulated amortization of $13,661 and $11,450, respectively	22,858	24,760
Other assets	8,213	4,120
	$912,692	$809,145
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$21,382	$11,458
Cattle purchases payable	70,208	49,806
Accounts payable — trade	73,522	69,073
Due to affiliates	718	1,042
Accrued compensation and benefits	78,401	50,857
Accrued insurance	15,048	16,344
Other accrued expenses and liabilities	27,091	14,585
Distributions payable	27,364	35,183
Total current liabilities	313,734	248,348
Long-term debt, excluding current installments	225,090	287,370
Other liabilities	2,443	2,364
Total liabilities	541,267	538,082
Capital subject to redemption	291,746	183,407
Members’ capital:
Members’ capital attributable to NBP	76,894	85,290
Accumulated other comprehensive income (loss) attributable to NBP	23	(1)
Noncontrolling interest in Kansas City Steak Company, LLC	2,762	2,367
Total members’ capital	79,679	87,656
Commitments and contingencies	—	—
	$912,692	$809,145

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	52 weeks ended	52 weeks ended	53 weeks ended
	August 28, 2010	August 29, 2009	August 30, 2008
Net sales	$5,807,929	$5,449,278	$5,847,292
Costs and expenses:
Cost of sales	5,438,033	5,187,119	5,612,411
Selling, general and administrative	49,266	43,074	43,692
Depreciation and amortization	49,616	44,368	36,408
Total costs and expenses	5,536,915	5,274,561	5,692,511
Operating income	271,014	174,717	154,781
Other income (expense):
Interest income	37	173	460
Interest expense	(14,769)	(23,344)	(33,996)
Equity in loss of aLF Ventures, LLC	—	(61)	(101)
Other, net	(7,344)	(6,407)	5,824
Income before taxes	248,938	145,078	126,968
Income tax expense	889	923	1,751
Net income	248,049	144,155	125,217
Net income attributable to noncontrolling interest	(963)	(1,292)	(704)
Net income attributable to NBP	$247,086	$142,863	$124,513

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	52 weeks ended	52 weeks ended	53 weeks ended
	August 28, 2010	August 29, 2009	August 30, 2008
Cash flows from operating activities:
Net income	$248,049	$144,155	$125,217
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	51,132	44,368	36,408
(Gain) loss on disposal of property, plant and equipment	(75)	(13)	24
Gain on disposal of investment	—	—	(1,342)
Write-off of debt issuance costs	496	1,462	372
Change in assets and liabilities (net of acquisitions):
Accounts receivable	(9,814)	45,602	(28,297)
Due from affiliates	(429)	2,539	(2,677)
Other receivables	(234)	(1,773)	2,997
Inventories	(57,643)	17,180	(15,236)
Other assets	(30,617)	(1,007)	1,264
Cattle purchases payable	4,425	(3,963)	(453)
Accounts payable	653	(804)	15,275
Due to affiliates	(324)	164	523
Accrued compensation and benefits	27,544	6,402	28,367
Accrued insurance	(1,296)	3,426	(1,632)
Other accrued expenses and liabilities	12,585	4,586	(1,223)
Net cash provided by operating activities	244,452	264,338	159,587
Cash flows used in investing activities:
Capital expenditures, including interest capitalized	(49,536)	(40,764)	(59,877)
Acquisition of businesses, net of cash acquired	—	(11,007)	(600)
Proceeds from sale of property, plant and equipment	1,399	1,406	245
Proceeds from redemption of investment	—	—	1,342
Net cash used in investing activities	(48,137)	(50,365)	(58,890)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	(2,168)	17,801	(27,001)
Repayments of term note payable	(251,903)	(25,713)	—
Borrowings under term note payable	275,000	—	—
Cash paid for financing costs	(5,194)	(1,343)	—
Change in overdraft balances	19,773	(13,012)	(1,346)
Purchase and cancellation of Senior Notes	(66,855)	(62,542)	(30,603)
Repayments of other indebtedness/capital leases	(6,430)	(8,547)	(3,413)
Member capital redemption	(8,000)	(125,484)	—
Member capital contribution	—	75,484	—
Member distributions	(146,962)	(78,297)	(43,083)
Distributions paid to noncontrolling interest	(568)	(389)	(192)
Net cash used in financing activities	(193,307)	(222,042)	(105,638)
Effect of exchange rate changes on cash	24	(24)	(37)
Net increase (decrease) in cash	3,032	(8,093)	(4,978)
Cash and cash equivalents at beginning of period	17,373	25,466	30,444
Cash and cash equivalents at end of period	$20,405	$17,373	$25,466
Supplemental disclosures:
Cash paid during the period for interest	$13,839	$23,062	$34,793
Cash paid (received) during the period for taxes, net of $0 $925 and $0 refunds, respectively	$764	$(118)	$2,054
Supplemental non-cash disclosures of investing and financing activities:
Assets acquired through capital lease	$139	$70	$98

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Members’ Capital

(in thousands)

	Capital Subject to Redemption
				Class B-2
	Class A	Class A-1	Class B-1	and C (a)	TOTAL
Balance at August 25, 2007	$42,154	$—	$31,155	$3,629	$76,938
Allocation of net income	1,681	—	47,850	5,541	55,072
Class A 5% priority distributions	(1,681)	—	—	—	(1,681)
Class B distributions	—	—	(29,677)	(3,436)	(33,113)
Appraisal valuation adjustment	—	—	80,048	9,269	89,317
Balance at August 30, 2008	$42,154	$—	$129,376	$15,003	$186,533
Allocation of net income	1,946	516	45,724	1,838	50,024
Class A 5% priority distributions	(1,946)	(516)	—	—	(2,462)
Class B distributions	—	—	(20,270)	(522)	(20,792)
Equity redemption	(8,329)	—	(117,155)	—	(125,484)
Equity contribution	—	19,643	—	—	19,643
Reclass B-2 units to B-1 units (b)	—	—	22,559	(22,559)	—
Appraisal valuation adjustment	(5,029)	(2,588)	77,322	6,240	75,945
Balance at August 29, 2009	$28,796	$17,055	$137,556	$—	$183,407
Allocation of net income	1,687	1,371	73,393	—	76,451
Class A 5% priority distributions	(1,687)	(1,371)	—	—	(3,058)
Class B distributions	—	—	(39,764)	—	(39,764)
Equity redemption	—	—	(8,000)	—	(8,000)
Appraisal valuation adjustment	1,154	363	81,193	—	82,710
Balance at August 28, 2010	$29,950	$17,418	$244,378	$—	$291,746

	Members’ Capital
				Accumulated Other
				Comprehensive	Noncontrolling
	Class A	Class A-1	Class B-1	(Loss) Income	Interest KCS	TOTAL
Balance at August 25, 2007	$92,346	$—	$32,195	$60	$952	$125,553
Allocation of net income	4,812	—	64,629	—	704	70,145
Class A 5% priority distributions	(4,812)	—	—	—	—	(4,812)
Class B distributions	—	—	(40,083)	—	—	(40,083)
Appraisal valuation adjustment	—	—	(89,317)	—	—	(89,317)
Foreign currency translation adjustments	—	—	—	(37)	—	(37)
Distributions paid to noncontrolling interest	—	—	—	—	(192)	(192)
Balance at August 30, 2008	$92,346	$—	$(32,576)	$23	$1,464	$61,257
Allocation of net income	4,721	1,467	86,651	—	1,292	94,131
Class A 5% priority distributions	(4,721)	(1,467)	—	—	—	(6,188)
Class B distributions	—	—	(41,027)	—	—	(41,027)
Equity contribution	—	55,841	—	—	—	55,841
Appraisal valuation adjustment	—	—	(75,945)	—	—	(75,945)
Foreign currency translation adjustments	—	—	—	(24)	—	(24)
Distributions paid to noncontrolling interest	—	—	—	—	(389)	(389)
Balance at August 29, 2009	$92,346	$55,841	$(62,897)	$(1)	$2,367	$87,656
Allocation of net income	4,721	3,898	162,016	—	963	171,598
Class A 5% priority distributions	(4,721)	(3,898)	—	—	—	(8,619)
Class B distributions	—	—	(87,702)	—	—	(87,702)
Appraisal valuation adjustment	—	—	(82,710)	—	—	(82,710)
Foreign currency translation adjustments	—	—	—	24	—	24
Distributions paid to noncontrolling interest	—	—	—		(568)	(568)
Balance at August 28, 2010	$92,346	$55,841	$(71,293)	$23	$2,762	$79,679

(a) Class B-2 and Class C collectively had equal value and rights as Class B-1.

(b) Per Fourth Amendment to LLC Agreement

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	52 weeks ended	52 weeks ended	53 weeks ended
	August 28, 2010	August 29, 2009	August 30, 2008
Net income	$248,049	$144,155	$125,217
Other comprehensive income (loss):
Foreign currency translation adjustments	24	(24)	(37)
Comprehensive income	248,073	144,131	125,180
Comprehensive income attributable to the noncontrolling interest	(963)	(1,292)	(704)
Comprehensive income attributable to NBP	$247,110	$142,839	$124,476

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

The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and Brawley, California, case-ready beef processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and holds a 75% interest in Kansas City Steak Company, LLC, or Kansas City Steak, a portion control processing facility in Kansas City, Kansas.  National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Liberal, Kansas, provides trucking services to the Company and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry.   National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services to the Company.

As of August 28, 2010, we had approximately 9,100 employees, of which approximately 43% are represented by collective bargaining agreements.  Approximately 2,700 employees at the Liberal, Kansas facility are represented under a collective bargaining agreement scheduled to expire December 16, 2012.  Approximately 1,100 employees at the Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire December 8, 2013.  Approximately 80 employees at our St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire May 14, 2014.  The Company makes certain contributions for the benefit of employees (see Note 7).

U.S. Premium Beef, LLC, or USPB, NBPCo Holdings, LLC, or NBPCo Holdings, and affiliates of Timothy M. Klein each hold Class A and Class B interests in the Company.

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

USPB holds approximately 69.3% of the Class B interests, as well as Class A and Class A-1 interests, with an aggregate face amount of approximately $150.5 million, NBPCo Holdings owns approximately 24.8% of the Class B interests, as well as Class A and Class A-1 interests, with an aggregate face amount of approximately $51.2

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, and affiliates of Timothy M. Klein own approximately 5.9% of the Class B interests, as well as Class A interests, with an aggregate face amount of approximately $2.3 million.

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

Effective August 30, 2009, the Company adopted ASC 810 — Consolidations, which includes ASC 810-10-65 Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.  ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary. ASC 810-10-65 requires noncontrolling interests held by parties other than the parent in subsidiaries be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. The Company’s adoption of ASC 810-10-65 as of August 30, 2009 changed the presentation of the noncontrolling interest. Minority owners’ interest in net income of Kansas City Steak Company, LLC was previously presented as a reduction in the calculation of net income in the Consolidated Statements of Operations and is now presented as net income attributable to noncontrolling interest, which is presented as a reduction of net income to calculate net income attributable to NBP. Corresponding changes have been made to the Consolidated Statements of Cash Flows and Members’ Capital. The Company has applied the provisions of ASC 810-10-65 prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in August.  Fiscal 2010 and 2009 were 52 week fiscal years while fiscal 2008 was a 53 week fiscal year.  All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of August 28, 2010 and August 29, 2009, the Company had cash and cash equivalents of $20.4 million and $17.4 million, respectively, as presented in the consolidated statements of cash flows.

Allowance for Returns and Doubtful Accounts

The allowance for returns and doubtful accounts is the Company’s best estimate of the amount of probable returns and credit losses in the Company’s existing accounts receivable.  The Company determines these allowances

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on historical experience, customer conditions and management’s judgments. Management considers factors such as changes in the economy and industry.  Specific accounts are reviewed individually for collectability.

The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008 (in thousands).

Period Ending	Beginning Balance	Provision	Charge Off	Ending Balance

August 28, 2010	$(1,511)	$(9,211)	$7,831	$(2,891)
August 29, 2009	$(1,665)	$(6,201)	$6,355	$(1,511)
August 30, 2008	$(4,642)	$(5,399)	$8,376	$(1,665)

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

Inventories at August 28, 2010 and August 29, 2009 consisted of the following (in thousands):

	August 28, 2010	August 29, 2009

Dressed and boxed meat products	$154,927	$119,274
Beef by-products	46,891	29,756
Supplies and other	31,125	26,270
Total inventory	$232,943	$175,300

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

The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment.  Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.3 million, $0.3 million and $0.3 million for the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008, respectively.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is assessed based on estimated undiscounted future cash flows.  Impairment, if any, is recognized based on fair value

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 4, 2010, the Company’s Credit Facility was amended and restated to:  (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; and (5) remove the limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LLP and National Carriers, Inc., as loan parties and guarantors.  The related financing charges, of approximately $4.2 million, will be amortized over the life of the loan.

During fiscal 2010, the Company repurchased and cancelled the remaining approximately $66.9 million of its senior notes.  Associated with the repurchase and cancellation of these senior notes, the remaining unamortized loans costs of approximately $0.4 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 28, 2010.

Amortization of $1.5 million, $0.9 million and $1.0 million was charged to interest expense during the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008, respectively, related to these costs.  The Company had unamortized costs of $5.3 million and $3.1 million included in other assets on the consolidated balance sheets for the fiscal years ended August 28, 2010 and August 29, 2009, respectively.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

ASC 350, Intangibles - Goodwill and Other, provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  The Company evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  The Company calculates the fair value of each reporting unit using estimates of future cash flows.  All of the Company’s goodwill has been allocated to the Core Beef segment. In accordance with ASC 350, goodwill was tested for impairment and, as of August 28, 2010, management determined there was no impairment.

The amounts of goodwill, all allocated to the Core Beef segment, are as follows (amounts in thousands):

	August 28, 2010	August 29, 2009

Beginning balance	$81,242	$80,642
Adjustment of goodwill from prior year acquisition	—	600
Ending balance	$81,242	$81,242

The amounts of other intangible assets are as follows (amounts in thousands):

	Weighted	August 28, 2010		August 29, 2009
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	12.8 years	$16,081	$13,661	$15,772	$11,450

Intangible assets not subject to amortization:
Trademarks	Indefinite	20,438	—	20,438	—

Total intangible assets		$36,519	$13,661	$36,210	$11,450

Customer relationships, including contractual and non-contractual relationships, are being amortized using the straight-line method over their useful lives, which range from four to 15 years.  Trademarks are not scheduled for amortization due to their expected indefinite useful life.  In accordance with ASC 350, these trademarks were tested for impairment and, as of August 28, 2010, management determined there was no impairment.

For the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008, the Company recognized $2.2 million, $2.1 million and $2.1 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of August 28, 2010, for each of the next five years and thereafter:

(Amounts in thousands)
Estimated amortization expense for fiscal years ended:
2011	$310
2012	309
2013(1)	315
2014	263
2015	217
Thereafter	1,006
Total	$2,420

(1)  Fiscal year 2013 consists of 53 weeks

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Overdraft Balances

The majority of the Company’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in financing activities on the Company’s consolidated statement of cash flows.  Overdraft balances of $79.1 million and $59.3 million were included in trade accounts and cattle purchases payables at August 28, 2010 and August 29, 2009, respectively.

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

Environmental Expenditures and Remediation Liabilities

Environmental expenditures that relate to current or future operations and which improve operational capabilities are capitalized at the time of expenditure. Expenditures that relate to an existing or prior condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

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

Income Taxes

The provision for income taxes is computed on a separate legal entity basis.  Accordingly, the separate legal entity of the Company does not provide for income taxes as the results of operations are included in the taxable income of the individual members.  However, to the extent that subsidiary entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of the Company.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for fiscal years 2010, 2009 and 2008.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. At August 29, 2009, the senior notes had a carrying value of $66.9 million and an approximate fair value of $66.9 million, or par, based on our ability to redeem the senior notes at 100% of face value after August 1, 2009.  The

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying value of other debt approximates its fair value at August 28, 2010 and August 29, 2009, as substantially all such debt has a variable interest rate.

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

Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $5.3 million in fiscal year 2010, $4.6 million in fiscal year 2009, and $2.1 million in fiscal year 2008.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments.  The Company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

Derivatives and Hedging Activities

The Company uses futures contracts in order to reduce exposure associated with entering into firm commitments to purchase live cattle at prices determined prior to the delivery of the cattle as well as firm commitments to sell certain beef products at sales prices determined prior to shipment. In accordance with ASC 815, Derivatives and Hedging, the Company accounts for futures contracts and their related firm purchase commitments at fair value. Certain firm commitments for live cattle purchases and all firm commitments for boxed beef sales are treated as “normal purchases and sales” and not marked to market.  ASC 815 imposes extensive recordkeeping requirements in order to treat a derivative financial instrument as a hedge for accounting purposes. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the instrument and the related change in fair value of the underlying commitment. For derivatives that qualify as effective hedges, the change in fair value has no net effect on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value does affect current period net earnings.

While management believes each of these instruments help mitigate various market risks, they are not designated and accounted for as hedges under ASC 815 as a result of the extensive recordkeeping requirements of this statement. Accordingly, the gains and losses associated with the change in fair value of the instrument and the offsetting gains and losses associated with changes in the market value of certain of the firm purchase commitments related to the futures contracts are recorded to income and expense in the period of change.

The fair value of derivative assets is recognized within other current assets, while the fair value of derivative liabilities is recognized within accrued liabilities.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENTS

On June 29, 2009, the Financial Accounting Standards Board, or FASB, issued Generally Accepted Accounting Principles under ASC 105-10 as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009 for most entities.  On the effective date, all non-SEC accounting and reporting standards were superseded.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to ASC affects the manner in which companies refer to U.S. GAAP in financial statements and note disclosures.  The Company adopted this body of accounting for the quarterly period ended November 28, 2009, as required, and adoption did not have a material impact on our consolidated financial statements taken as a whole.

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

In February 2008, the FASB issued Fair Value Measurements and Disclosures under ASC 820-10, which deferred the effective date of fair value measurement for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis, at least annually.   There was no impact when the Company adopted for these nonfinancial assets and nonfinancial liabilities on August 30, 2009.  These assets and liabilities are measured at fair value on an ongoing basis but are reported at fair value only in certain circumstances.

NOTE 4.  OTHER INCOME

Investments—Other income includes losses related to the Company’s investment in aLF Ventures, LLC, which is accounted for using the equity method.  Losses for each of the fiscal years 2010, 2009 and 2008 were $0.0, $0.1 and $0.1 million respectively.

Miscellaneous— Other non-operating expense, net was $7.3 million and $6.4 million in the fiscal years ended 2010 and 2009, respectively while other non-operating income, net was $5.8 million in the fiscal year ended 2008.  Other, net includes miscellaneous non-operating items of income and expense such as adjustments to unamortized loan costs as discussed in Note 2. Basis of Presentation and Accounting Policies, Debt Issuance Costs, adjustments to postretirement benefits costs as discussed in Note 7. Retirement Plans, and gains or losses on the disposal of fixed assets as discussed in Note 2. Basis of Presentation and Accounting Policies, Property, Plant and Equipment, and disclosed on the consolidated statements of cash flows.  Other non-operating expense, net for fiscal year 2010 primarily includes approximately $2.4 million in legal fees written off related to the tannery litigation and approximately $2.2 million related to the write-off of IPO related costs.  In addition, other non-operating expense, net includes approximately $3.3 million accrued for a potential settlement of a dispute with the city of Dodge City, Kansas pertaining to the transfer of certain water rights.  Other non-operating expense, net for fiscal year 2009 includes approximately $5.6 million in legal fees which was primarily related to the termination of a purchase agreement in February 2009 and approximately $1.5 million related to the write-off of debt issuance costs.  In addition, approximately $0.7 million of obsolete parts were written off at our case ready facilities during fiscal year 2009.  Other non-operating income for fiscal year 2008 includes approximately $3.4 million for the settlement of a lawsuit related to corrugated packaging materials and about $1.3 million related to proceeds received in redemption of an investment interest in which our basis had previously been written down to zero.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LONG-TERM DEBT AND LOAN AGREEMENTS

The Company entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of August 28, 2010 and August 29, 2009, debt consisted of the following:

	August 28, 2010	August 29, 2009
	(in thousands)
Short-term debt:
Current portion of term loan facility (a)	$20,000	$5,000
Current portion of Industrial Development Bonds (c)	—	4,075
Current portion of capital lease obligations (d)	1,382	2,383
	21,382	11,458
Long-term debt:
Term loan facility (a)	180,000	171,903
Senior notes (b)	—	66,855
Industrial Development Revenue Bonds (c)	12,245	12,245
Revolving credit facility (a)	27,000	29,168
Long-term capital lease obligations & other (d)	5,845	7,199
	225,090	287,370
Total debt	$246,472	$298,828

(a)    Senior Credit Facilities— Effective as of June 4, 2010, our Credit Facility was amended and restated to:  (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; and (5) remove limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LP and National Carriers, Inc., as loan parties and guarantors.  The lender financing charges for the amended and restated Credit Facility of approximately $4.2 million are being amortized over the life of the loan.

 The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different rations of funded debt to EBITDA as depicted in the table below:

Borrowing Base Availability Level	Funded Debt to EBITDA Ratio	Base Rate Advance Line of Credit Swing Line Loans, and Term Loans	LIBOR Rate Line of Credit Loan	LC Fees	Non-Use Fee
Level 1	Less than 1.00:1.00	1.25%	2.25%	2.25%	0.25%
Level 2	Greater than or equal to 1.00:1.00 and less than 2.00:1.00	1.50%	2.50%	2.50%	0.375%
Level 3	Greater than or equal to 2.00:1.00 and less than 3.00:1.00	1.75%	2.75%	2.75%	0.50%
Level 4	Greater than or equal to 3.00:1.00	2.25%	3.25%	3.25%	0.625%

As of August 28, 2010 the interest rate for the term and revolving loan was equal to 2.79% and 3.66%,

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively.  As of August 29, 2009 the interest rate for the term and revolving loan was equal to 3.51% and 3.88%, respectively.

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

The Credit Facility contains customary affirmative covenants relating to NBP LLC and its subsidiaries, including, without limitation, conduct of business, maintenance of insurance, compliance with laws, maintenance of properties, keeping of books and records, and the furnishing of financial statements.  The facility also contains customary negative covenants relating to NBP LLC and its subsidiaries, including, without limitation, restrictions on:  distributions, mergers, asset sales, investments and acquisitions, encumbrances, affiliate transactions, and ERISA matters.  The ability of NBP LLC and its subsidiaries to engage in other business, incur debt or grant liens is also restricted.

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

(b)    10 1/2 % Senior Notes— During fiscal year 2010, we purchased and cancelled all remaining senior notes.  During the year ended August 28, 2010, and August 29, 2009 we purchased and cancelled approximately $66.9 million and $62.5 million, respectively of our senior notes.  No material gains or losses were incurred as a result of the purchase and cancellation of these senior notes.

(c)     Industrial Development Revenue Bonds—In conjunction with the fourth amended and restated credit facility, effective December 30, 2004, the Company entered into a transaction with the City of Dodge City, Kansas, in order to provide NBP property tax savings.  Under the transaction, the City purchased the Company’s Dodge City facility, or the facility, by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase our Dodge City facility and leased the facility to the Company for an identical term under a capital lease.  The City’s bonds were purchased by the Company using proceeds of its term loan under the Credit Facility.  Because the City has assigned the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, in effect, controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in the Company’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides the Company with property tax exemptions for the leased facility, which, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on the Company’s behalf to fund the purchase of equipment and construction improvements at the Company’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively. However, because each series of bonds is backed by a letter of credit under our Credit Facility, these due on demand bonds have been presented as non-current obligations until twelve months prior to their maturity.  As of August 28, 2010, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million.  In addition, the $5.9 million series of bonds were fully paid off during the first quarter of fiscal 2010. Pursuant to a lease agreement, we lease the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 0.5% in fiscal year 2010 and 1.5% in fiscal year 2009.  The Company has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, the Company assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal years 2010 and 2009 was 0.4% and 1.6%, respectively.  These bonds have a maturity date of October 1, 2016.  The Company has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

(d)    Capital and Operating Leases—the Company leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years.  Future minimum lease payments required at August 28, 2010, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

	Capital Lease Obligations	Non-cancelable Operating Lease Obligations
	(in thousands)
For the fiscal years ended August:
2011	$1,746	$10,060
2012	1,717	6,470
2013	1,674	3,534
2014	3,069	2,525
2015	—	599
Thereafter	—	—

Net minimum lease payments	8,206	$23,188
Less: Amount representing interest	(1,099)
Present value of net minimum lease payments	$7,107

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense associated with operating leases was $14.1 million, $14.5 million and $14.2 million, for fiscal years 2010, 2009 and 2008, respectively.  The Company expects that it will renew lease agreements or enter into new leases as the existing leases expire.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following August 28, 2010, are as follows:

Minimum Principal Maturities
(in thousands)
Fiscal Year ending August:
2011	$21,382
2012	21,431
2013 (1)	21,479
2014	22,935
2015	150,430
Thereafter	8,815
Total minimum principal maturities	$246,472

(1) Fiscal year 2013 consists of 53 weeks

Other Commitments

Utilities Commitment - Effective December 30, 2004, the Company finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, the Company committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $1.7 million, $1.4 million and $1.4 million was paid in each of the fiscal years ending 2010, 2009 and 2008, respectively.  Payments under the commitment will be $0.8 million in each of the fiscal years 2011, 2012, 2013, 2014 and 2015, with the remaining balance of $7.3 million to be paid in subsequent years.

Cattle Commitment - Additionally, the Company makes a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at the Company’s facilities.   The Company’s estimated cattle commitments as of August 28, 2010 were $70.2 million.

NOTE 6.  CAPITAL SUBJECT TO REDEMPTION

At any time after certain dates, the earliest being July 31, 2010, the latest being July 31, 2011, certain affiliates of our Chief Executive officer, Timothy M. Klein, or the Klein Affiliates, and/or NBPCo Holdings have the right to request that the Company repurchase their interests, the value of which is to be determined by a specified formula or a mutually agreed appraisal process.  If the Company is unable to effect the repurchase within a specified time, the requesting member(s) have the right to cause a sale process to commence.

On June 2, 2010, NBP entered into a Unit Redemption Agreement to redeem at agreed upon redemption prices approximately 5% of the membership interests in NBP that were owned by Mr. Klein’s affiliates.  As a result, Mr. Klein’s affiliates received $8.0 million for their redeemed units.

Generally accepted accounting principles require the Company to determine the fair value of the capital subject to redemption at the end of each reporting period.  To the extent this value increases, this change in fair value is accreted over the redemption period.  In determining the fair value of the capital subject to redemption held by NBPCo Holdings as of August 28, 2010, management has considered previous redemption prices, valuations of

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

peer companies and other factors.  The capital subject to redemption held by the Klein Affiliates as of August 28, 2010 was valued based upon a contractually stipulated valuation formula.  At August 29, 2009 management used previous redemption prices and a contractually stipulated valuation formula in measuring the fair value of the capital subject to redemption.

The Company accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At August 28, 2010, the value of the capital subject to redemption was determined to be $297.2 million, which was in excess of its carrying value.  The total value of the capital subject to redemption at August 28, 2010, increased by approximately $56.7 million compared to the value at August 29, 2009.  Accordingly, the carrying value of the capital subject to redemption increased by approximately $82.7 million through accretion during fiscal year 2010, resulting in the $291.7 million carrying value, as reflected in the accompanying consolidated balance sheet as of August 28, 2010.  Offsetting the change in the value of the capital subject to redemption is a corresponding change in the members’ capital.

NOTE 7.  RETIREMENT PLANS

The Company maintains a tax-qualified employee savings and retirement plan, or the 401(k) Plan, covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options.  The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $0.8 million, $0.6 million and $0.4 million for fiscal years 2010, 2009 and 2008, respectively.

The Company has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund, or the UFCW Plan, for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.8 million, $0.7 million and $0.7 million for fiscal years 2010, 2009 and 2008, respectively.

Postretirement Benefits—Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.0 million, $0.2 million and $0.3 million, for fiscal years 2010, 2009 and 2008, respectively, and are included in cost of sales.

The health care trend rate used to value the accumulated benefit obligation at August 28, 2010 is a rate of 8.5% per year, declining by 0.5% per year to an ultimate rate of 5% in 2017 and thereafter.  The discount rate used to value the accumulated benefit obligation is 5%.  The unfunded accumulated benefit obligation was $1.4 million and $1.5 million at August 28, 2010 and August 29, 2009, respectively, and has been recorded in the consolidated financial statements as non-current other liabilities.

NOTE 8.  INCOME TAXES

Income tax expense includes the following current and deferred provisions:

	52 weeks ended	52 weeks ended	53 weeks ended
	August 28, 2010	August 29, 2009	August 30, 2008
	(in thousands)
Current provision:
Federal	$61	$144	$297
State	958	691	618
Foreign	80	77	18
Total current tax expense	1,099	912	933

Deferred provision:
Federal	(144)	32	625
State	(66)	(21)	193
Foreign	—	—	—
Total deferred tax expense	(210)	11	818
Total income tax expense	$889	$923	$1,751

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows:

	52 weeks ended	52 weeks ended	53 weeks ended
	August 28, 2010	August 29, 2009	August 30, 2008
	(in thousands)

Computed “expected” income tax expense	$86,791	$50,325	$44,192
Passthrough “expected” income tax expense	(86,785)	(50,060)	(43,120)
State taxes, net of federal	895	658	757
Other	(12)	—	(78)
Total income tax expense	$889	$923	$1,751

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 28, 2010 and August 29, 2009 are presented below:

	August 28, 2010	August 29, 2009
	(in thousands)
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$189	$94
Intangible assets	370	222
Self-insurance and workers’ compensation accruals	1,044	1,028
Accrued vacation pay and bonuses	18	—
Employee benefit accruals	9	—

Total gross deferred tax assets	1,630	1,344

Deferred tax liabilities:
Prepaid assets	43	—
Plant and equipment, principally due to differences in depreciation	718	740

Total gross deferred tax liabilities	761	740

Net deferred tax assets	$869	$604

Net deferred tax assets and liabilities at August 28, 2010 and August 29, 2009 are included in the consolidated balance sheet as follows:

	August 28, 2010	August 29, 2009
	(in thousands)

Other assets	$1,630	$1,344
Other liabilities	761	740
	$869	$604

Deferred tax assets and liabilities relate primarily to the operations of National Carriers.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no valuation allowance provided for at August 28, 2010 and August 29, 2009.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Beginning in calendar year 2008, some states in which the Company conducts business modified their business taxes, using net income, or a modification of net income, as the basis.  The modification of these state taxes necessitated the inclusion of approximately $0.7 million of these business taxes in income tax expense during fiscal year 2008 as compared to the same period of fiscal years 2010 and 2009.

NOTE 9.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to the Company than would be obtained from an unaffiliated party.

During fiscal years 2010, 2009 and 2008, the Company had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended	52 weeks ended	53 weeks ended
	August 28, 2010	August 29, 2009	August 30, 2008
Sales to:
Beef Products, Inc. (1)	$120,362	$96,896	$132,415
Total sales to affiliate	$120,362	$96,896	$132,415

Purchases from:
Beef Products, Inc. (1)	$40,649	$28,930	$15,710
Total purchases from affiliate	$40,649	$28,930	$15,710

(1) Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

At August 28, 2010 and August 29, 2009, the amounts due from BPI for sale of beef trimmings were approximately $5.0 million and $4.5 million, respectively.  At August 28, 2010 and August 29, 2009, the amounts due to BPI for the purchase of processed lean beef were approximately $0.7 million and $1.0 million, respectively.

In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants.  In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal years 2010, 2009 and 2008, we paid approximately $1.9 $1.7 million and $0.7 million, respectively, to BPI in technology and support fees.

In December 1997, the former Farmland National Beef Packing Company, L.P., or FNBPC, the predecessor entity to the Company, entered into a contract with USPB to purchase a portion of its annual cattle requirements.  In connection with USPB’s purchase of its interest in Farmland National Beef, USPB obtained the right, and became subject to the obligation, if requested, to deliver cattle annually to the Company relative to: (i) USPB’s ownership in the Company and (ii) the number of cattle processed annually by the Company.  At the beginning of fiscal year 2005, USPB converted to a limited liability company.  USPB now facilitates the delivery of cattle annually to the Company through its individual producer-owners.  The purchase price for the cattle is determined by the Company’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of the Company’s competitors and may not be less favorable than pricing grids offered to other suppliers.  During the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008, the Company obtained approximately 20%, 20% and 19%, respectively, of its cattle requirements through this pricing grid process from USPB and its producer-owners.

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of August 28, 2010, and August 29, 2009  and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

Description	August 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets — derivatives	$15,563	$61	$15,502	$—
Other accrued expenses and liabilities — derivatives	$14,672	$14,672	$—	$—
Capital subject to redemption	$291,746	$—	$61,854	$229,892

Description	August 29, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets — derivatives	$1,442	$1,442	$—	$—
Other accrued expenses and liabilities — derivatives	$5,087	$3,535	$1,552	$—
Capital subject to redemption	$183,407	$—	$183,407	$—

Management has used certain contractual redemption prices in measuring the fair value of the Klein Affiliates capital subject to redemption, which is included in level 2 as of August 28, 2010.  NBPCo Holdings capital subject to redemption is based upon unobservable inputs, thus included in level 3 as of August 28, 2010.  Management has used certain agreed-upon redemption prices in measuring the fair value of the capital subject to redemption as of August 29, 2009.  We have transferred the calculated fair value of NBPCO’s capital subject to redemption from level 2 to level 3 during the year ended August 28, 2010 based upon adjustments in valuation techniques due to the amount of time lapsed and changes in business from the previous agreed-upon redemption price.

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

The Company enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of August 28, 2010 and August 29, 2009 as all derivatives in an asset position are exchange-traded contracts.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  The Company has $19.9 million and $6.0 million in cash collateral posted on its derivative liabilities included in other assets on the consolidated balance sheets as of August 28, 2010 and August 29, 2009 respectively.

The following table presents the fair values as discussed in Note 10 and other information regarding derivative instruments not designated as hedging instruments as of August 28, 2010 and August 29, 2009 (in thousands of dollars):

	Derivative Asset		Derivative Liability
	As of August 28, 2010		As of August 28, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$15,563	Other accrued expenses and liabilities	$14,672
Totals		$15,563		$14,672

	Derivative Asset		Derivative Liability
	As of August 29, 2009		As of August 29, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$1,442	Other accrued expenses and liabilities	$5,087
Totals		$1,442		$5,087

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008 (in thousands of dollars):

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended August 28, 2010	Fiscal Year Ended August 29, 2009	Fiscal Year Ended August 30, 2008
Commodity contracts	Net sales	$14,860	$(37,386)	$(4,652)
Commodity contracts	Cost of sales	2,397	22,224	3,448
Totals		$17,257	$(15,162)	$(1,204)

NOTE 12.  LEGAL PROCEEDINGS

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

NOTE 13.  BUSINESS SEGMENTS

The Company’s operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker.  Segment profit is measured as operating income for NBP’s two reporting segments, Core Beef and Other, based on the definitions provided in ASC 280, Segment Reporting.

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

Other—the Other segments of NBP consists of the operations of National Carriers, National Elite Transportation, LLC, or National Elite, a provider of transportation logistics services, and Kansas City Steak.

Eliminations—this line item includes eliminations of inter-segment and intra-segment activating resulting from the consolidation process.

NATIONAL BEEF PACKING COMPANY, LLC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents segment results for the periods indicated (amounts in thousands):

	52 weeks ended August 28, 2010	52 weeks ended August 29, 2009	53 weeks ended August 30, 2008
Net sales:
Core beef	$5,927,646	$5,494,866	$5,877,374
Other	228,119	239,406	237,100
Eliminations	(347,836)	(284,994)	(267,182)
Total net sales	$5,807,929	$5,449,278	$5,847,292

Depreciation and amortization:
Core beef	$46,521	$42,128	$35,119
Other	3,095	2,240	1,289
Total depreciation and amortization	$49,616	$44,368	$36,408

Operating income:
Core beef	$266,848	$167,394	$148,478
Other	4,166	7,323	6,303
Total operating income	271,014	174,717	154,781

Interest income	37	173	460
Interest expense	(14,769)	(23,344)	(33,996)

Other, net	(7,344)	(6,468)	5,723
Total income before taxes	$248,938	$145,078	$126,968

	August 28, 2010	August 29, 2009
Assets:
Core beef	$868,902	$764,486
Other	44,776	45,857
Eliminations	(986)	(1,198)
Total assets	$912,692	$809,145

Customer Concentration

In the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008 one customer with its consolidated subsidiaries represented 9.5%, 9.6% and 7.8%, respectively of total sales, with no other customer representing more than 3.0%, 4.0% and 3.8%, respectively of total sales.

Sales to Foreign Countries

The Company had sales outside the United States of America in the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008 of approximately $636.9 million, $608.2 million and $675.1 million, respectively.  No single country outside the United States of America accounted for more than 3% of total sales. The amount of assets maintained outside the United States of America is not material.

NOTE 14.  SUBSEQUENT EVENTS

On October 27, 2010 our Board of Managers approved a $150.0 million cash distribution to the members.  The Company intends to make the distribution on or before December 1, 2010, and utilize the Credit Facility to fund the distribution.