Form 10-Q
period 2011-02-26
NATIONAL BEEF PACKING CO LLC
filed 2011-04-08
CIK 1273784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2011
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

Indicate by check mark whether the registrant (1)  has filed all reports required to be filed by Section  13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12  months (or for such shorter period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90  days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule  405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule  12b-2 of the Exchange Act.
is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule  12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule  12b-2 of the Exchange Act).  Yes ☐ No ☑

There is no market for the Registrant’s equity.  As of April 8, 2011, there were 203,990,136 Class A units and 15,545,948 Class B units outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	February 26, 2011	August 28, 2010
Assets
Current assets:
Cash and cash equivalents	$32,235	$20,405
Accounts receivable, less allowance for returns and doubtful accounts of $2,961 and $2,891, respectively	191,853	182,234
Due from affiliates	6,031	4,961
Other receivables	7,965	7,399
Inventories	245,905	232,943
Other current assets	95,246	45,999
Total current assets	579,235	493,941

Property, plant and equipment, at cost	556,171	526,712
Less accumulated depreciation	243,707	220,274
Net property, plant and equipment	312,464	306,438
Goodwill	81,242	81,242
Other intangibles, net of accumulated amortization of $13,812 and $13,661, respectively	22,717	22,858
Other assets	8,053	8,213
	$1,003,711	$912,692
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$38,451	$21,382
Cattle purchases payable	77,429	70,208
Accounts payable – trade	72,253	73,522
Due to affiliates	1,189	718
Accrued compensation and benefits	44,984	78,401
Accrued insurance	16,624	15,048
Other accrued expenses and liabilities	51,112	27,091
Distributions payable	30,931	27,364
Total current liabilities	332,973	313,734
Long-term debt, excluding current installments	398,189	225,090
Other liabilities	2,483	2,443
Total liabilities	733,645	541,267
Capital subject to redemption	310,501	291,746
Members’ (deficit) / capital:
Members’ (deficit) / capital attributable to NBP	(43,459)	76,894
Accumulated other comprehensive attributable to NBP	44	23
Noncontrolling interest in Kansas City Steak Company, LLC	2,980	2,762
Total members’ (deficit) / capital	(40,435)	79,679
	$1,003,711	$912,692

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net sales	$1,652,606	$1,340,926	$3,239,926	$2,683,536
Costs and expenses:
Cost of sales	1,562,350	1,259,860	3,067,789	2,533,171
Selling, general and administrative	12,733	12,063	25,620	23,293
Depreciation and amortization	12,570	12,376	24,783	24,284
Total costs and expenses	1,587,653	1,284,299	3,118,192	2,580,748
Operating income	64,953	56,627	121,734	102,788
Other income (expense):
Interest income	4	6	11	34
Interest expense	(3,475)	(3,519)	(6,073)	(8,051)
Other, net	236	(3,784)	833	(3,776)
Income before taxes	61,718	49,330	116,505	90,995
Income tax expense (benefit)	383	(48)	718	352
Net income	61,335	49,378	115,787	90,643
Net income attributable to the noncontrolling interest	(372)	(568)	(433)	(791)
Net income attributable to NBP	$60,963	$48,810	$115,354	$89,852

See accompanying notes to consolidated financial statements.

 NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	26 weeks ended	26 weeks ended
	February 26, 2011	February 27, 2010
Cash flows from operating activities:
Net income	$115,787	$90,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,783	24,284
Gain on disposal of property, plant and equipment	(645)	(120)
Amortization of debt issuance costs	757	484
Write-off of debt issuance costs	-	418
Change in assets and liabilities:
Accounts receivable	(9,619)	742
Due from affiliates	(1,070)	557
Other receivables	(566)	(199)
Inventories	(12,962)	(13,252)
Other assets	(49,345)	(2,290)
Cattle purchases payable	1,924	223
Accounts payable	(2,539)	(4,705)
Due to affiliates	471	6
Accrued compensation and benefits	(33,417)	(9,974)
Accrued insurance	1,576	(221)
Other accrued expenses and liabilities	24,061	(5,266)
Net cash provided by operating activities	59,196	81,330

Cash flows from investing activities:
Capital expenditures, including interest capitalized	(31,658)	(17,986)
Proceeds from sale of property, plant and equipment	1,645	683
Net cash used in investing activities	(30,013)	(17,303)

Cash flows from financing activities:
Net receipts under revolving credit lines	30,000	21,100
Repayments of term note payable	(14,250)	(23,102)
Borrowings of term note payable	175,000	75,000
Purchase and cancellation of senior notes	-	(66,855)
Change in overdraft balances	6,567	(936)
Repayments of other indebtedness	(582)	(5,245)
Cash paid for financing costs	(509)	(1,103)
Member distributions	(213,385)	(68,728)
Distributions paid to noncontrolling interest	(215)	(490)
Net cash used in financing activities	(17,374)	(70,359)

Effect of exchange rate changes on cash	21	18
Net increase (decrease) in cash	11,830	(6,314)
Cash and cash equivalents at beginning of period	20,405	17,373
Cash and cash equivalents at end of period	$32,235	$11,059

Supplemental disclosures:
Cash paid during the period for interest	$5,327	$8,154

Cash paid during the period for taxes	$722	$9

Supplemental non-cash disclosures of investing and financing activities;
Assets acquired through capital lease	$129	$111

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Interim Financial Statements

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.  For further information, refer to the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in NBP’s Annual Report on Form 10-K on file with the Securities and Exchange Commission, or SEC for the fiscal year ended August 28, 2010.  The results of operations for the interim periods presented are not necessarily indicative of the results for a full fiscal year.

(2)  New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU No. 2010-06, Fair Value Measurements and Disclosures.  The Update issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy.  This guidance will become effective for the Company’s year ending in fiscal 2012.  The adoption of ASU No. 2010-06 should not significantly impact the Company’s consolidated financial position or results of operations.

(3)  Inventories

Inventories at February 26, 2011 and August 28, 2010 consisted of the following (in thousands):

	February 26, 2011	August 28, 2010
Dressed and boxed meat products	$160,970	$154,927
Beef by-products	42,290	46,891
Supplies and other	42,645	31,125
Total inventory	$245,905	$232,943

(4)  Comprehensive Income

Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net income	$61,335	$49,378	$115,787	$90,643
Other comprehensive income / (loss):
Foreign currency translation adjustments	11	(4)	21	18
Comprehensive income	61,346	49,374	115,808	90,661
Comprehensive income attributable to the noncontrolling interest	(372)	(568)	(433)	(791)
Comprehensive income attributable to NBP	$60,974	$48,806	$115,375	$89,870

(5)  Contingencies

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

Generally accepted accounting principles require the Company to determine the fair value of the capital subject to redemption at the end of each reporting period.  To the extent this value increases, this change in fair value is accreted over the redemption period.  In determining the fair value of the capital subject to redemption held by NBPCo Holdings as of February 26, 2011, management has considered previous redemption prices, valuations of peer companies and other factors.  The capital subject to redemption held by the Klein Affiliates as of February 26, 2011 was valued based upon a contractually stipulated formula.

The Company accounts for changes in the redemption value of these interests by accreting the change in value from the date of change through the earliest redemption date of the respective interests.  At February 26, 2011, the value of the capital subject to redemption was determined to be $315.9 million, which was in excess of its carrying value.  The total value of the capital subject to redemption at February 26, 2011, increased by approximately $42.0 and $18.7 million compared to the value at November 27, 2011 and August 28, 2010, respectively.  The carrying value of the capital subject to redemption increased through accretion during the thirteen and twenty-six week periods ending February 26, 2011 by approximately $35.7 million and $49.9 million respectively, resulting in the $310.5 million carrying value, as reflected in the accompanying consolidated balance sheet as of February 26, 2011.  Offsetting the change in value of capital subject to redemption is a corresponding change in members’ capital.

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of February 26, 2011 and August 28, 2010 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

Description	February 26, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets – derivatives	$40,013	$2,226	$37,787	$-
Other accrued expenses and liabilities – derivatives	$38,090	$38,090	$-	$-
Capital subject to redemption	$310,501	$-	$61,220	$249,281

Description	August 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other current assets – derivatives	$15,563	$61	$15,502	$-
Other accrued expenses and liabilities – derivatives	$14,672	$14,672	$-	$-
Capital subject to redemption	$291,746	$-	$61,854	$229,892

Management has used certain contractual redemption prices in measuring the fair value of the Klein Affiliates capital subject to redemption, which is included in level 2 as of February 26, 2011 and August 28, 2010.  NBPCo Holdings capital subject to redemption is based upon unobservable inputs, thus included in level 3 as of February, 26, 2011 and August 28, 2010.

The following table presents a reconciliation of capital subject to redemption measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the thirteen and twenty-six weeks ended February 26, 2011 (in thousands).

	Thirteen weeks ended February 26, 2011	Twenty-six weeks ended February 26, 2011
Beginning Balance	$211,571	$229,892
Allocation of net income	15,103	28,590
Class A 5% priority distributions	(736)	(1,472)
Class B distributions	(9,117)	(15,138)
Equity distribution	-	(37,156)
Appraisal valuation adjustment	32,460	44,565
Balance, February 26, 2011	$249,281	$249,281

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

The Company enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of February 26, 2011.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  The Company has $43.6 million in cash collateral posted on its derivative liabilities.

The following table presents the fair values as discussed in Note 7 and other information regarding derivative instruments not designated as hedging instruments as of February 26, 2011 and August 28, 2010 (in thousands):

	Derivative Asset		Derivative Liability
	As of February 26, 2011		As of February 26, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$40,013	Other accrued expenses and liabilities	$38,090
Totals		$40,013		$38,090

	Derivative Asset		Derivative Liability
	As of August 28, 2010		As of August 28, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$15,563	Other accrued expenses and liabilities	$14,672
Totals		$15,563		$14,672

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen and twenty-six week periods ended February 26, 2011 and February 27, 2010, respectively (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		13 Weeks ended February 26, 2011	26 Weeks ended February 26, 2011
Commodity contracts	Net sales	$2,959	$9,929
Commodity contracts	Cost of sales	(11,482)	(17,971)
Totals		$(8,523)	$(8,042)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		13 Weeks ended February 27, 2010	26 Weeks ended February 27, 2010
Commodity contracts	Net sales	$3,588	$(3,169)
Commodity contracts	Cost of sales	4,393	7,937
Totals		$7,981	$4,768

(9)  Debt

On November 29, 2010, the Company drew $175 million under the Amended and Restated Credit Agreement.  The draw was made to fund distributions to the Company’s members and for general corporate purposes.  The draw constituted the last of a series of term loans under the Credit Facility not to exceed $375 million in the aggregate.

(10)  Segments

The Company’s operating segments are based on segment profit and evaluated by the Chief Executive Officer, who also serves as the Chief Operating Decision Maker, or CODM.  Segment profit is measured as operating income for NBP’s two reporting segments, Core Beef and Other, based on the definitions provided in ASC 280, Disclosures about Segments of an Enterprise and Related Information.

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

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net sales:
Core beef	$1,681,632	$1,367,189	$3,302,420	$2,730,320
Other	69,240	65,088	122,886	120,008
Eliminations	(98,266)	(91,351)	(185,380)	(166,792)
Total net sales	$1,652,606	$1,340,926	$3,239,926	$2,683,536

Operating income:
Core beef	$63,176	$54,931	$119,608	$99,659
Other	1,777	1,696	2,126	3,129
Total operating income	64,953	56,627	121,734	102,788

Interest income	4	6	11	34
Interest expense	(3,475)	(3,519)	(6,073)	(8,051)
Other expense, net	236	(3,784)	833	(3,776)
Total income before taxes	$61,718	$49,330	$116,505	$90,995

	February 26, 2011	February 27, 2010
Assets:
Core beef	$958,051	$769,251
Other	47,114	43,534
Eliminations	(1,454)	(2,172)
Total assets	$1,003,711	$810,613

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

In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  See also Part II. Item 1A, Risk Factors, included in this report, and Part I, Item  1A, Risk Factors in our Annual Report on Form 10-K for the year ended August 28, 2010 on Form 10-K filed with the Securities and Exchange Commission for other important factors that could cause actual results to differ materially from those in any such forward-looking statements, and which should be read in conjunction with this report.

Industry Outlook

We anticipate strong beef demand to offset possible negative implications of year over year increases in fed cattle supplies into mid-summer.     Cattle placement has been active during the first calendar quarter as dry conditions in the Central and South Plains moved larger numbers of lightweight cattle onto feed.   We anticipate this early placement of calves combined with smaller calf crops to contribute to a decline in cattle supplies during the second half of calendar 2011.  The long term cattle industry outlook remains essentially unchanged though herd liquidation appears to be easing.    Export of beef products is expected to remain strong supported by an improving global economy and the value of the dollar relative to other major currencies.

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

In December 2010, the United States Department of Agriculture, or USDA, announced that China has agreed to resume talks with the United States regarding beef market access and that technical talks will resume with the goal of re-opening China’s market for U.S. beef under the age of 30 months in early 2011.  We cannot presently assess the full economic impact of the re-opening of China’s market to age verified beef on the U.S. beef packing industry or our operations, and there can be no assurance that such talks will occur or result in re-opening of China’s market to U.S. beef products.

In March 2011, a major earthquake followed by a tsunami hit the east coast of Japan and caused significant damage to parts of the country.  A portion of our export sales are delivered to Japan, and while we cannot presently assess the full long-term economic impact of the earthquake and tsunami on our operations, so far there have been few interruptions.

Regulatory Developments

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

Results of Operations

Thirteen weeks ended February 26, 2011 compared to thirteen weeks ended February 27, 2010

General.  Net income for the thirteen weeks ended February 26, 2011 was approximately $61.3 million compared to net income of approximately $49.4 million for the thirteen weeks ended February 27, 2010, an improvement of approximately $11.9 million, or 24.1%.  Net sales were higher in the thirteen weeks ended February 26, 2011 compared to the thirteen weeks ended February 27, 2010 primarily due to a 20.1% increase in the net sales per head, as well as a 2.4% increase in the volume of cattle processed.

Total costs and expenses of approximately $1,587.7 million for the thirteen weeks ended February 26, 2011, were 96.1% of net sales compared to approximately $1,284.3 million for the thirteen weeks ended February 27, 2010, or 95.8% of net sales.  Continued stable demand for beef products and increases in cattle prices during the second quarter of fiscal 2011 as compared to the same period of fiscal 2010 resulted in an increase in the percentage of total costs to net sales during the period.

Net Sales.  Net sales were approximately $1,652.6 million for the thirteen weeks ended February 26, 2011 compared to approximately $1,340.9 million for the thirteen weeks ended February 27, 2010, an increase of approximately $311.7 million, or 23.2%.  The increase in net sales resulted primarily from a 20.1% increase in the net sales per head during the thirteen weeks ended February 26, 2011 compared to the same period in the prior year, as the demand for beef products remained strong, and price of beef products increased during the period.  Also contributing to the increase in net sales was an approximately 2.4% increase in the number of cattle processed compared to the same period of the prior year.

Cost of Sales.  Cost of sales was approximately $1,562.4 million for the thirteen weeks ended February 26, 2011 compared to approximately $1,259.9 million for the thirteen weeks ended February 27, 2010, an increase of approximately $302.5 million, or 24.0%.   The increase was primarily a result of an approximately 23.9% increase in average cattle prices during the period compared to the prior period.  In addition, the cost of sales increase was partially due to the 2.4% increase in the volume of cattle processed.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $12.7 million for the thirteen weeks ended February 26, 2011 compared to approximately $12.1 million for the thirteen weeks ended February 27, 2010, an increase of approximately $0.6 million, or 5.0%.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $12.6 million for the thirteen weeks ended February 26, 2011 compared to approximately $12.4 million for the thirteen weeks ended February 27, 2010, an increase of approximately $0.2 million, or 1.6%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2011.

Operating Income.  Operating income was approximately $65.0 million for the thirteen weeks ended February 26, 2011 compared to operating income of approximately $56.6 million for the thirteen weeks ended February 27, 2010, an improvement of approximately $8.4 million, or 14.8%.  The increased operating income resulted from an approximately 20.1% increase in net sales per head for and a 2.4% increase in the volume of cattle processed.  These increases are partially offset by an approximately 23.9% increase in average cattle prices during the period.

Other, net.  Other, net non-operating income was approximately $0.2 million for the thirteen weeks ended February 26, 2011 compared to other, net non-operating expense of approximately $3.8 million for the thirteen weeks ended February 27, 2010, an improvement of  approximately $4.0 million.  During the thirteen weeks ended February 27, 2010, we expensed $2.2 million incurred in connection with the attempted IPO by National Beef Inc. in December 2009.  In addition during the thirteen weeks ended February 27, 2010, we expensed approximately $1.8 million of legal fees, and the remaining senior notes issuance fees of $0.2 million.

Income Tax Expense/Benefit.  Income tax expense was $0.4 million for the thirteen weeks ended February 26, 2011 compared to an income tax benefit of $0.1 million for the same period of fiscal year 2010, a tax expense increase of $0.5 million.  Income tax expense is recorded on taxable income from National Carriers, which is organized as a C Corporation, and the apportioned taxable income of NBP by certain states which impose privilege taxes.

Twenty-six weeks ended February 26, 2011 compared to twenty-six weeks ended February 27, 2010

General.  Net income for the twenty-six weeks ended February 26, 2011 was approximately $115.8 million compared to net income of approximately $90.6 million for the twenty-six weeks ended February 27, 2010, an improvement of approximately $25.2 million, or 27.8%.  Net sales were higher in the twenty-six weeks ended February 26, 2011 compared to those of the prior period primarily due to an increase in net sales per head of approximately 17.2%, and an approximately 3.2% increase in the volume of cattle processed.

Total costs and expenses of $3,118.2 million for the twenty-six weeks ended February 26, 2011 were 96.2% of net sales compared to $2,580.7 million for the twenty-six weeks ended February 27, 2010, or 96.2% of net sales.  Total costs as a percentage of net sales are similar primarily due to the increase in net sales per head of approximately 17.2%, offset by an increase in average cattle prices of approximately 19.6% for the comparable periods.

Net Sales.  Net sales were approximately $3,239.9 million for the twenty-six weeks ended February 26, 2011 compared to approximately $2,683.5 million for the twenty-six weeks ended February 27, 2010, an increase of approximately $556.4 million, or 20.7%.  The increase in net sales resulted primarily from an average increase in net sales per head of 17.2%, and an increase in the volume of cattle processed by approximately 3.2% in the twenty-six weeks ended February 26, 2011, as compared to the same period in the prior year.

Cost of Sales.  Cost of sales was approximately $3,067.8 million for the twenty-six weeks ended February 26, 2011 compared to approximately $2,533.2 million for the twenty-six weeks ended February 27, 2010, an increase of approximately $534.6 million, or 21.1%.  The increase was primarily a result of an approximately 19.6% increase in average cattle prices during the period, and an approximately 3.2% increase in the number of cattle processed during the period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $25.6 million for the twenty-six weeks ended February 26, 2011 compared to approximately $23.3 million for the twenty-six weeks ended February 27, 2010, an increase of approximately $2.3 million, or 9.9%.  The increase for the period is primarily due to an approximately $0.8 million increase in consulting expenses, approximately $0.7 million increase in salaries expense and an increase in travel expenses of approximately $0.5 million during the current period as compared to the same period of the prior year.  These increases are offset by a decrease in bad debt expense of approximately $0.3 million during the period.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $24.8 million for the twenty-six weeks ended February 26, 2011 compared to approximately $24.3 million for the twenty-six weeks ended February 27, 2010, an increase of approximately $0.5 million, or 2.1%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2011.

Operating Income.  Operating income was approximately $121.7 million for the twenty-six weeks ended February 26, 2011 compared to operating income of approximately $102.8 million for the twenty-six weeks ended February 27, 2010, an improvement of approximately $18.9 million, or 18.4%.  The increased operating income primarily resulted from an approximately 17.2% increase in net sales per head and a 3.2% increase in the volume of cattle processed.  These increases are partially offset by an approximately 19.6% increase in average cattle prices during the period.

Interest Expense.  Interest expense was approximately $6.1 million for the twenty-six weeks ended February 26, 2011 compared to $8.1 million for the twenty-six weeks ended February 27, 2010, a decrease of approximately $2.0 million or 24.7%.  The decrease in interest expense during the twenty-six weeks ended February 26, 2011 as compared to the same period in the prior fiscal year was due primarily to an average daily interest rate reduction from 4.5% to 2.8%.  This decrease was primarily the result of purchasing and cancelling the remaining $66.9 million of our Senior Notes during the twenty-six weeks ended February 27, 2010.

Other, net.  Other, net non-operating income was approximately $0.8 million for the twenty-six weeks ended February 26, 2011 compared to other, net non-operating expense of approximately $3.8 million for the twenty-six weeks ended February 27, 2010, an improvement of  approximately $4.6 million.  During the twenty-six weeks ended February 27, 2010, we expensed $2.2 million incurred in connection with the attempted IPO by National Beef Inc. in December 2009.  In addition, during the twenty-six weeks ended February 27, 2010, we expensed approximately $1.8 million of legal fees, and the remaining senior notes issuance fees of $0.4 million.

Income Tax Expense.  Income tax expense was $0.7 million for the twenty-six weeks ended February 26, 2011 compared to $0.4 million for the same period of fiscal year 2010, an increase of $0.3 million.  Income tax expense is recorded on taxable income from National Carriers, which is organized as a C Corporation, and the apportioned taxable income of NBP by certain states which impose privilege taxes.

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

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	26 weeks ended	26 weeks ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net sales:
Core beef	$1,681,632	$1,367,189	$3,302,420	$2,730,320
Other	69,240	65,088	122,886	120,008
Eliminations	(98,266)	(91,351)	(185,380)	(166,792)
Total net sales	$1,652,606	$1,340,926	$3,239,926	$2,683,536

Operating income:
Core beef	$63,176	$54,931	$119,608	$99,659
Other	1,777	1,696	2,126	3,129
Total operating income	64,953	56,627	121,734	102,788

Interest income	4	6	11	34
Interest expense	(3,475)	(3,519)	(6,073)	(8,051)
Other expense, net	236	(3,784)	833	(3,776)
Total income before taxes	$61,718	$49,330	$116,505	$90,995

	February 26, 2011	February 27, 2010
Assets:
Core beef	$958,051	$769,251
Other	47,114	43,534
Eliminations	(1,454)	(2,172)
Total assets	$1,003,711	$810,613

Thirteen weeks ended February 26, 2011 compared to thirteen weeks ended February 27, 2010

Core Beef

Net Sales.  Net sales for Core Beef were approximately $1,681.6 million for the thirteen weeks ended February 26, 2011 compared to approximately $1,367.2 million for the thirteen weeks ended February 27, 2010, an increase of approximately $314.4 million, or 23.0%.  The increase in net sales resulted primarily from an increase in net sales per head of 20.1% as well as a 2.4% increase in the number of cattle processed for the current thirteen week period as compared to the same period of the prior year.

Operating Income.  The operating income for Core Beef was approximately $63.2 million for the thirteen weeks ended February 26, 2011 compared to operating income of approximately $54.9 million for the thirteen weeks ended February 27, 2010, an improvement of approximately $8.3 million.  The improved operating income resulted from an increase in net sales per head of approximately 20.1% and 2.4% increase in the number of cattle processed, offset by an approximately 23.9% increase in average cattle prices during the period.

Other

Net Sales.  Net sales for Other were approximately $69.2 million for the thirteen weeks ended February 26, 2011 compared to approximately $65.1 million for the thirteen weeks ended February 27, 2010, an increase of approximately $4.1 million, or 6.3%.  The increase was primarily due to increased net sales at our portion control beef facility and transportation operations during the thirteen week period of fiscal 2011 as compared to the same period of the prior year.

Operating Income.  Operating income for Other was approximately $1.8 million for the thirteen weeks ended February 26, 2011 compared to approximately $1.7 million for the thirteen weeks ended February 27, 2010, an increase of approximately $0.1 million.

Twenty-six weeks ended February 26, 2011 compared to twenty-six weeks ended February 27, 2010

Core Beef

Net Sales.  Net sales for Core Beef were approximately $3,302.4 million for the twenty-six weeks ended February 26, 2011 compared to approximately $2,730.3 million for the twenty-six weeks ended February 27, 2010, an increase of approximately $572.1 million, or 21.0%.  The increase in net sales resulted primarily from an approximately 17.2% increase in net sales per head for the twenty-six weeks ended February 26, 2011 as compared to the same period of the prior year, and a 3.2% increase in the number of cattle processed.

Operating Income.  Operating income for Core Beef was approximately $119.6 million for the twenty-six weeks ended February 26, 2011 compared to operating income of approximately $99.7 million for the twenty-six weeks ended February 27, 2010, an improvement of approximately $19.9 million, or 20.0%.  The improved operating income resulted from a 17.2% increase in net sales per head and a 3.2% increase in the volume of cattle processed, offset by an approximately 19.6% increase in average cattle prices compared to the prior year.

Other

Net Sales.  Net sales for Other were approximately $122.9 million for the twenty-six weeks ended February 26, 2011 compared to approximately $120.0 million for the twenty-six weeks ended February 27, 2010, an increase of approximately $2.9 million, or 2.4%.  The increase in net sales was primarily due to higher net sales in our transportation operations during the twenty-six week period of fiscal 2010 as compared to the same period of the prior year.

Operating Income.  Operating income for Other was approximately $2.1 million for the twenty-six weeks ended February 26, 2011 compared to approximately $3.1 million for the twenty-six weeks ended February 27, 2010, a reduction of approximately $1.0 million.  The decrease was due primarily to a reduction of operating income at our portion control beef facility partially offset by improved operating income at our transportation operations facility during the current twenty-six week period of fiscal 2011 as compared to the same period of the prior year.

Liquidity and Capital Resources

As of February 26, 2011, we had net working capital of approximately $246.3 million, which included $30.9 million in distributions payable and cash and cash equivalents of $32.2 million.  As of August 28, 2010, we had net working capital of approximately $180.2 million, which included cash and cash equivalents of $20.4 million, with $27.4 million in distributions payable.  Our primary sources of liquidity are cash flows from operations and available borrowings under our amended and restated credit facility, or Credit Facility.

As of February 26, 2011, we had $436.6 million of long-term debt, of which $38.5 million was classified as a current liability.  As of February 26, 2011, our Credit Facility consisted of a term loan, of which $360.8 million was outstanding, and a $250.0 million revolving line of credit loan, which had outstanding borrowings of $57.0 million, outstanding letters of credit of $24.1 million and available borrowings of $168.9 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our Credit Facility have funded our working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our Credit Facility as of February 26, 2011.

In addition to outstanding borrowings under our Credit Facility, we had outstanding borrowings under industrial revenue bonds of $12.2 million and capital leases and other obligations of $6.6 million as of February 26, 2011.

We believe that available borrowings under our Credit Facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.  Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control.  For a review of our obligations that affect liquidity, please see the “Cash Payment Obligations” table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended August 28, 2010.

Operating Activities

Net cash provided by operating activities in the twenty-six weeks ended February 26, 2011 was approximately $59.2 million compared to net cash provided by operating activities of approximately $81.3 million in the twenty-six weeks ended February 27, 2010.  The $22.1 million change was primarily due to a decrease in working capital changes during the period.  The working capital changes were primarily related to an increase in cash paid in fiscal year 2011 for bonuses earned in fiscal year 2010 and an increase in cash collateral posted on derivatives liabilities.  These decreases are partially offset by an increase in net income of approximately $25.1 million during the twenty-six weeks ended February 26, 2011 as compared to the twenty-six weeks ended February 27, 2010.

Investing Activities

Net cash used in investing activities was approximately $30.0 million in the twenty-six weeks ended February 26, 2011 compared to approximately $17.3 million in the twenty-six weeks ended February 27, 2010.  This increase in cash used was primarily attributable to an approximate $13.7 million increase in expenditures for property, plant and equipment during the twenty-six weeks ended February 26, 2011 as compared to the twenty-six weeks ended February 27, 2010.

Financing Activities

Net cash used in financing activities was approximately $17.4 million in the twenty-six weeks ended February 26, 2011 compared to net cash used in financing activities of approximately $70.4 million in the twenty-six weeks ended February 27, 2010.  The change was primarily attributed to additional $100.0 million of borrowings on the term loan during the twenty-six weeks ended February 26, 2011 compared to the prior year period.  In addition, the remaining $66.9 million was purchased and cancelled on our senior notes during the twenty-six weeks ended February 27, 2010.  These increases in cash provided by financing activities were partially offset by an additional $144.7 million in member distributions made during the twenty-six weeks ended February 26, 2011 compared to the twenty-six weeks ended February 27, 2010.

Amended and Restated Senior Credit Facility

Effective as of June 4, 2010, the Credit Facility was amended and restated to: (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; (5) remove limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LP and National Carriers, Inc., as loan parties and guarantors. The lender financing charges for the amended and restated Credit Facility of approximately $4.7 million are being amortized over the life of the loan.

On November 29, 2010, the Company drew $175 million under the Credit Facility. The draw was made to fund distributions to the Company’s members and for general corporate purposes. The draw constitutes the last of a series of term loans under the Credit Facility not to exceed $375 million in the aggregate.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin. The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different ratios of funded debt to EBITDA. As of February 26, 2011, the interest rates for the term loan and revolving loan were both approximately 2.52%.

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

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  We feel the sensitivity analysis appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of February 26, 2011 and August 28, 2010, the potential change in the fair value of the derivative instruments we hold that are not designated as normal purchases or sales, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $4.0 million and $0.3 million, respectively.

Interest Rates. As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.  As of February 26, 2011, the weighted average interest rate on our $430.0 million of variable rate debt was approximately 2.45%. As of August 28, 2010, the weighted average interest rate on our $239.2 million of variable interest debt was approximately 2.77%.

We had total interest expense of approximately $6.1 million during the twenty-six week period ending February 26, 2011.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $3.4 million in the twenty-six week period ending February 26, 2011.

Foreign Operations.  Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk.  Although we operate in international markets including Japan and South Korea, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

Item 4.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules  13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended February 26, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 5, “Contingencies” to our Consolidated Financial Statements included in Part  I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

The risk factors set forth in our Annual Report on Form 10-K for the year ended August 28, 2010 have not materially changed.

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

National Beef Packing Company, LLC

	By:	/s/ Timothy M. Klein
Timothy M. Klein
Chief Executive Officer and Manager
(Principal Executive Officer)

	By:	/s/ Simon P. McGee
Simon P. McGee
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jay D. Nielsen
Jay D. Nielsen
Chief Accounting Officer
(Principal Accounting Officer)

Date: April 8, 2011