Form 10-Q
period 2011-05-28
NATIONAL BEEF PACKING CO LLC
filed 2011-07-08
CIK 1273784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2011

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
Yes ☐ No ☑

There is no market for the Registrant’s equity.  As of July 8, 2011, there were 203,990,136 Class A units and 15,545,948 Class B units outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	May 28, 2011	August 28, 2010
Assets
Current assets:
Cash and cash equivalents	$25,875	$20,405
Accounts receivable, less allowance for returns and doubtful accounts of $2,982 and $2,891, respectively	207,855	182,234
Due from affiliates	5,974	4,961
Other receivables	9,379	7,399
Inventories	272,577	232,943
Other current assets	19,302	45,999
Total current assets	540,962	493,941
Property, plant and equipment, at cost	573,752	526,712
Less accumulated depreciation	255,064	220,274
Net property, plant and equipment	318,688	306,438
Goodwill	81,242	81,242
Other intangibles, net of accumulated amortization of $13,889 and $13,661, respectively	22,643	22,858
Other assets	7,745	8,213
	$971,280	$912,692
Liabilities and Members’ Capital
Current liabilities:
Current installments of long-term debt	$38,474	$21,382
Cattle purchases payable	74,898	70,208
Accounts payable – trade	82,153	73,522
Due to affiliates	1,189	718
Accrued compensation and benefits	59,672	78,401
Accrued insurance	15,142	15,048
Other accrued expenses and liabilities	19,689	27,091
Distributions payable	19,508	27,364
Total current liabilities	310,725	313,734
Long-term debt, excluding current installments	356,615	225,090
Other liabilities	2,423	2,443
Total liabilities	669,763	541,267
Capital subject to redemption	327,718	291,746
Members’ (deficit) / capital:
Members’ (deficit) / capital attributable to NBP	(29,313)	76,894
Accumulated other comprehensive attributable to NBP	60	23
Noncontrolling interest in Kansas City Steak Company, LLC	3,052	2,762
Total members’ (deficit) / capital	(26,201)	79,679
	$971,280	$912,692
See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net sales	$1,772,903	$1,537,879	$5,012,828	$4,221,415
Costs and expenses:
Cost of sales	1,681,816	1,429,435	4,749,605	3,962,607
Selling, general and administrative	13,158	13,196	38,778	36,489
Depreciation and amortization	12,793	12,471	37,576	36,756
Total costs and expenses	1,707,767	1,455,102	4,825,959	4,035,852
Operating income	65,136	82,777	186,869	185,563
Other income (expense):
Interest income	2	4	13	39
Interest expense	(3,464)	(3,513)	(9,537)	(11,563)
Other, net	514	217	1,347	(3,559)
Income before taxes	62,188	79,485	178,692	170,480
Income tax expense (benefit)	737	326	1,455	678
Net income	61,451	79,159	177,237	169,802
Net income attributable to the noncontrolling interest	(81)	(58)	(514)	(850)
Net income attributable to NBP	$61,370	$79,101	$176,723	$168,952

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	39 weeks ended	39 weeks ended
	May 28, 2011	May 29, 2010
Cash flows from operating activities:
Net income	$177,237	$169,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,576	36,756
Gain on disposal of property, plant and equipment	(949)	(154)
Amortization of debt issuance costs	1,125	772
Write-off of debt issuance costs	—	418
Change in assets and liabilities:
Accounts receivable	(25,621)	(33,364)
Due from affiliates	(1,013)	695
Other receivables	(1,980)	95
Inventories	(39,634)	(41,406)
Other assets	26,530	(3,334)
Cattle purchases payable	4,798	5,505
Accounts payable	11,683	(1,470)
Due to affiliates	471	59
Accrued compensation and benefits	(18,729)	10,894
Accrued insurance	94	(1,182)
Other accrued expenses and liabilities	(7,422)	(3,441)
Net cash provided by operating activities	164,166	140,645
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(51,603)	(28,867)
Proceeds from sale of property, plant and equipment	2,960	974
Net cash used in investing activities	(48,643)	(27,893)
Cash flows from financing activities:
Net receipts under revolving credit lines	(2,000)	8,718
Repayments of term note payable	(23,500)	(23,102)
Borrowings of term note payable	175,000	75,000
Purchase and cancellation of senior notes	—	(66,855)
Change in overdraft balances	(3,160)	6,857
Repayments of other indebtedness	(883)	(5,838)
Cash paid for financing costs	(509)	(1,017)
Member distributions	(254,813)	(103,245)
Distributions paid to noncontrolling interest	(225)	(568)
Net cash used in financing activities	(110,090)	(110,050)
Effect of exchange rate changes on cash	37	7
Net increase (decrease) in cash	5,470	2,709
Cash and cash equivalents at beginning of period	20,405	17,373
Cash and cash equivalents at end of period	$25,875	$20,082
Supplemental disclosures:
Cash paid during the period for interest	$8,540	$11,285
Cash paid during the period for taxes	$2,164	$729
Supplemental non-cash disclosures of investing and financing activities:
Assets acquired through capital lease	$187	$139

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

(2)  New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU No. 2010-06, Fair Value Measurements and Disclosures.  The Update issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy.  This guidance will become effective for the Company’s year ending in fiscal 2012.  The adoption of ASU No. 2010-06 is not expected to significantly impact the Company’s consolidated financial position or results of operations.

(3)  Inventories

Inventories at May 28, 2011 and August 28, 2010 consisted of the following (in thousands):

	May 28, 2011	August 28, 2010
Dressed and boxed meat products	$166,933	$154,927
Beef by-products	57,898	46,891
Supplies and other	47,746	31,125
Total inventory	$272,577	$232,943

(4)  Comprehensive Income

Comprehensive income, which consists of net income and foreign currency translation adjustments, was as follows for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net income	$61,451	$79,159	$177,237	$169,802
Other comprehensive income / (loss):
Foreign currency translation adjustments	16	(11)	37	7
Comprehensive income	61,467	79,148	177,274	169,809
Comprehensive income attributable to the noncontrolling interest	(81)	(58)	(514)	(850)
Comprehensive income attributable to NBP	$61,386	$79,090	$176,760	$168,959

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

Generally accepted accounting principles require the Company to determine the fair value of the capital subject to redemption at the end of each reporting period.  To the extent the Klein Affiliates value increases, the change in fair value is accreted over the redemption period.  NBPCo Holdings' interests reflect fair value. In determining the fair value of the capital subject to redemption held by NBPCo Holdings as of May 28, 2011, management has considered previous redemption prices, valuations of peer companies and other factors.  The capital subject to redemption held by the Klein Affiliates as of May 28, 2011 was valued based upon a contractually stipulated formula.

At May 28, 2011, the value of the capital subject to redemption was determined to be $330.9 million, which was in excess of its carrying value.  The total value of the capital subject to redemption at May 28, 2011, increased by approximately $15.0 million and $33.6 million compared to the value at February 26, 2011 and August 28, 2010, respectively.  The carrying value of the capital subject to redemption increased through valuation and accretion during the thirteen and thirty-nine week period ending May 28, 2011 by approximately $7.6 million and $57.5 million, resulting in the $327.7 million carrying value, as reflected in the accompanying consolidated balance sheet as of May 28, 2011.  Offsetting the change in value of capital subject to redemption is a corresponding change in members’ capital.

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of May 28, 2011 and August 28, 2010 and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

Description	May 28, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets – derivatives	$7,945	$7,945	$—	$—
Other accrued expenses and liabilities – derivatives	$7,836	$50	$7,786	$—
Capital subject to redemption	$327,718	$—	$67,776	$259,942

Description	August 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets – derivatives	$15,563	$61	$15,502	$—
Other accrued expenses and liabilities – derivatives	$14,672	$14,672	$—	$—
Capital subject to redemption	$291,746	$—	$61,854	$229,892

Management has used certain contractual redemption prices in measuring the fair value of the Klein Affiliates capital subject to redemption, which is included in level 2 as of May 28, 2011 and August 28, 2010.  NBPCo Holdings capital subject to redemption is based upon unobservable inputs, thus included in Level 3 as of May 28, 2011 and August 28, 2010.

The following table presents a reconciliation of capital subject to redemption measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the thirteen and thirty-nine weeks ended May 28, 2011 (in thousands).

	Thirteen weeks ended	Thirty-nine weeks ended
	May 28, 2011	May 28, 2011
Beginning Balance	$249,281	$229,892
Allocation of net income	15,214	43,804
Class A 5% priority distributions	(736)	(2,208)
Class B distributions	(6,710)	(21,848)
Equity distribution	—	(37,156)
Appraisal valuation adjustment	2,893	47,458
Balance, May 28, 2011	$259,942	$259,942

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

The Company enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of May 28, 2011.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  The Company has $1.7 million in cash collateral posted on its derivative liabilities.

The following table presents the fair values as discussed in Note 7 and other information regarding derivative instruments not designated as hedging instruments as of May 28, 2011 and August 28, 2010 (in thousands):

	Derivative Asset		Derivative Liability
	As of May 28, 2011		As of May 28, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$7,945	Other accrued expenses and liabilities	$7,836
Totals		$7,945		$7,836

	Derivative Asset		Derivative Liability
	As of August 28, 2010		As of August 28, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$15,563	Other accrued expenses and liabilities	$14,672
Totals		$15,563		$14,672

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the thirteen and thirty-nine week periods ended May 28, 2011 and May 29, 2010, respectively (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss)Recognized in Income on Derivatives	Amount of Gain or (Loss)Recognized in Income on Derivatives
		13 weeks ended May 28, 2011	39 weeks ended May 28, 2011
Commodity contracts	Net sales	$(445)	$9,483
Commodity contracts	Cost of sales	(17,655)	(35,626)
Totals		$(18,100)	$(26,143)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss)Recognized in Income on Derivatives	Amount of Gain or (Loss)Recognized in Income on Derivatives
		13 weeks ended May 29, 2010	39 weeks ended May 29, 2010
Commodity contracts	Net sales	$(11,866)	$(8,697)
Commodity contracts	Cost of sales	8,794	857
Totals		$(3,072)	$(7,840)

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

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended May 28, 2011	13 weeks ended May 29, 2010	39 weeks ended May 28, 2011	39 weeks ended May 29, 2010
Net sales:
Core beef	$1,819,493	$1,575,926	$5,121,914	$4,306,246
Other	62,494	53,954	185,379	173,962
Eliminations	(109,084)	(92,001)	(294,465)	(258,793)
Total net sales	$1,772,903	$1,537,879	$5,012,828	$4,221,415
Operating income:
Core beef	$63,428	$82,252	$183,036	$181,911
Other	1,708	525	3,833	3,652
Total operating income	65,136	82,777	186,869	185,563
Interest income	2	4	13	39
Interest expense	(3,464)	(3,513)	(9,537)	(11,563)
Other expense, net	514	217	1,347	(3,559)
Total income before taxes	$62,188	$79,485	$178,692	$170,480
	May 28, 2011	May 29, 2010
Assets:
Core beef	$924,045	$836,339
Other	48,390	44,155
Eliminations	(1,155)	(208)
Total assets	$971,280	$880,286

(10)  Subsequent Events

On June 10, 2011 the Company entered into the First Amendment to the Amended and Restated Credit Agreement with Cobank, ACB and various other lenders, or the First Amendment. The First Amendment amends the Amended and Restated Credit Agreement dated as of June 4, 2010, or the Credit Facility.

The primary purpose of the First Amendment was to amend the Credit Facility to (i) reduce the applicable margin by up to 0.75% for “LIBOR Rate” advances and “Base Rate” advances, (ii) revise the “fixed charge coverage ratio” covenant provisions to provide the Company credit of up to $30 million for maintaining net asset borrowing base levels that exceed the lenders' aggregate credit commitments under the Credit Facility and (iii) extend the maturity date of the Credit Facility to June 4, 2016.

The Company determined that as of May 28, 2011 it was in violation of a negative covenant within the Credit Facility restricting the number of cattle permitted to be owned. The Company reported this violation to its lenders and sought to have the violation waived and the Credit Facility amended. On July 7, 2011, the lenders granted a waiver and the parties amended the Credit Facility.

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

Industry Outlook

Cattle supplies during the summer are expected to remain above prior year levels, and shift below prior year levels during the 4th quarter of 2011 due to drought induced placement of cattle onto feed earlier than anticipated. Liquidation of herds on the Southern Plains and Southwest due to drought continues to keep long term prospects for any type of herd growth unlikely through 2012. We anticipate annual fed cattle supplies to continue to decline with the ongoing downsizing at the cow-calf sector.

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

We cannot presently assess the full economic impact of the consequences of BSE on the U.S. beef packing industry or on our operations.  Existing or new import restrictions or additional regulatory restrictions or disruptions in domestic and foreign consumer demand for beef may have a material adverse effect on our revenues and net income

In December 2010, the United States Department of Agriculture, or USDA, announced that China has agreed to resume talks with the United States regarding beef market access and that technical talks will resume with the goal of re-opening China’s market for U.S. beef under the age of 30 months in 2011.  We cannot presently assess the full economic impact of the re-opening of China’s market to age verified beef on the U.S. beef packing industry or our operations, and there can be no assurance that such talks will occur or result in re-opening of China’s market to U.S. beef products.

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

Results of Operations

Thirteen weeks ended May 28, 2011 compared to thirteen weeks ended May 29, 2010

General.  Net income for the thirteen weeks ended May 28, 2011 was approximately $61.5 million compared to net income of approximately $79.2 million for the thirteen weeks ended May 29, 2010, a decrease of approximately $17.7 million, or 22.3%.  Net sales were higher in the thirteen weeks ended May 28, 2011 compared to the thirteen weeks ended May 29, 2010 primarily due to a 15.9% increase in the net sales per head.

Total costs and expenses of approximately $1,707.8 million for the thirteen weeks ended May 28, 2011, were 96.3% of net sales compared to approximately $1,455.1 million for the thirteen weeks ended May 29, 2010, or 94.6% of net sales.  Continued stable demand for beef products and increases in cattle prices during the second quarter of fiscal 2011 as compared to the same period of fiscal 2010 resulted in an increase in the percentage of total costs to net sales during the period.

Net Sales.  Net sales were approximately $1,772.9 million for the thirteen weeks ended May 28, 2011 compared to approximately $1,537.9 million for the thirteen weeks ended May 29, 2010, an increase of approximately $235.0 million, or 15.3%.  The increase in net sales resulted primarily from a 15.9% increase in the net sales per head during the thirteen weeks ended May 28, 2011 compared to the same period in the prior year, as the demand for beef products remained strong, and price of beef products increased during the period.

Cost of Sales.  Cost of sales was approximately $1,681.8 million for the thirteen weeks ended May 28, 2011 compared to approximately $1,429.4 million for the thirteen weeks ended May 29, 2010, an increase of approximately $252.4 million, or 17.7%.   The increase was primarily a result of an approximately 19.8% increase in average cattle prices during the period compared to the prior period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $13.2 million for the thirteen weeks ended May 28, 2011 compared to approximately $13.2 million for the thirteen weeks ended May 29, 2010.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $12.8 million for the thirteen weeks ended May 28, 2011 compared to approximately $12.5 million for the thirteen weeks ended May 29, 2010, an increase of approximately $0.3 million, or 2.4%.  Depreciation expense increased due to assets being placed into service during fiscal year 2011, primarily at our three beef plants and two case ready plants.

Operating Income.  Operating income was approximately $65.1 million for the thirteen weeks ended May 28, 2011 compared to operating income of approximately $82.8 million for the thirteen weeks ended May 29, 2010, a decrease of approximately $17.7 million, or 21.4%.  The decreased operating income primarily resulted from an approximately 19.8% increase in average cattle prices during the period.

Income Tax Expense/Benefit.  Income tax expense was $0.7 million for the thirteen weeks ended May 28, 2011 compared to income tax expense of $0.3 million for the same period of fiscal year 2010, an increase of $0.4 million.  Income tax expense is recorded on taxable income from National Carriers, which is organized as a C Corporation, and the apportioned taxable income of NBP by certain states which impose privilege taxes.

Thirty-nine weeks ended May 28, 2011 compared to thirty-nine weeks ended May 29, 2010

General.  Net income for the thirty-nine weeks ended May 28, 2011 was approximately $177.2 million compared to net income of approximately $169.8 million for the thirty-nine weeks ended May 29, 2010, an improvement of approximately $7.4 million, or 4.4%.  Net sales were higher in the thirty-nine weeks ended May 28, 2011 compared to those of the prior period primarily due to an increase in net sales per head of approximately 16.7%, and an approximately 2.0% increase in the volume of cattle processed.

Total costs and expenses of $4,826.0 million for the thirty-nine weeks ended May 28, 2011 were 96.3% of net sales compared to $4,035.9 million for the thirty-nine weeks ended May 29, 2010, or 95.6% of net sales.  Total costs as a percentage of net sales are similar primarily due to the increase in net sales per head of approximately 16.7%, offset by an increase in average cattle prices of approximately 19.7% for the comparable periods.

Net Sales.  Net sales were approximately $5,012.8 million for the thirty-nine weeks ended May 28, 2011 compared to approximately $4,221.4 million for the thirty-nine weeks ended May 29, 2010, an increase of approximately $791.4 million, or 18.7%.  The increase in net sales resulted primarily from an average increase in net sales per head of 16.7%, and an increase in the volume of cattle processed by approximately 2.0% in the thirty-nine weeks ended May 28, 2011, as compared to the same period in the prior year.

Cost of Sales.  Cost of sales was approximately $4,749.6 million for the thirty-nine weeks ended May 28, 2011 compared to approximately $3,962.6 million for the thirty-nine weeks ended May 29, 2010, an increase of approximately $787.0 million, or 19.9%.  The increase was primarily a result of an approximately 19.7% increase in average cattle prices during the period, and an approximately 2.0% increase in the number of cattle processed during the period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $38.8 million for the thirty-nine weeks ended May 28, 2011 compared to approximately $36.5 million for the thirty-nine weeks ended May 29, 2010, an increase of approximately $2.3 million, or 6.3%.  The increase for the period is primarily due to an approximately $1.4 million increase in salary expense, an increase in travel expenses of approximately $0.8 million and an approximately $0.7 million increase in consulting expenses during the current period as compared to the same period of the prior year.  These increases are partially offset by a decrease in bad debt expense of approximately $1.3 million during the period.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $37.6 million for the thirty-nine weeks ended May 28, 2011 compared to approximately $36.8 million for the thirty-nine weeks ended May 29, 2010, an increase of approximately $0.8 million, or 2.2%.  Depreciation expense increased due to assets being placed into service, primarily at our three beef plants and two case ready plants, during fiscal year 2011.

Operating Income.  Operating income was approximately $186.9 million for the thirty-nine weeks ended May 28, 2011 compared to operating income of approximately $185.6 million for the thirty-nine weeks ended May 29, 2010, an improvement of approximately $1.3 million, or 0.7%.  The increased operating income primarily resulted from an approximately 16.7% increase in net sales per head and a 2.0% increase in the volume of cattle processed.  These increases are partially offset by an approximately 19.7% increase in average cattle prices during the period.

Interest Expense.  Interest expense was approximately $9.5 million for the thirty-nine weeks ended May 28, 2011 compared to $11.6 million for the thirty-nine weeks ended May 29, 2010, a decrease of approximately $2.1 million or 18.1%.  The decrease in interest expense during the thirty-nine weeks ended May 28, 2011 as compared to the same period in the prior fiscal year was due primarily to an average daily interest rate reduction from 4.3% to 2.8%.  This decrease was primarily the result of purchasing and canceling the remaining $66.9 million of our Senior Notes during the thirty-nine weeks ended May 29, 2010.

Other, net.  Other, net non-operating income was approximately $1.3 million for the thirty-nine weeks ended May 28, 2011 compared to other, net non-operating expense of approximately $3.6 million for the thirty-nine weeks ended February 27, 2010, an improvement of  approximately $4.9 million.  During the thirty-nine weeks ended May 29, 2010, we expensed $2.2 million incurred in connection with the attempted IPO by National Beef Inc. in December 2009.  In addition, during the thirty-nine weeks ended May 29, 2010, we expensed approximately $2.1 million of legal fees, and the remaining senior notes issuance fees of $0.4 million.

Income Tax Expense.  Income tax expense was $1.5 million for the thirty-nine weeks ended May 28, 2011 compared to $0.7 million for the same period of fiscal year 2010, an increase of $0.8 million.  Income tax expense is recorded on taxable income from National Carriers, which is organized as a C Corporation, and the apportioned taxable income of NBP by certain states which impose privilege taxes.

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

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (in thousands):

	13 weeks ended	13 weeks ended	39 weeks ended	39 weeks ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net sales:
Core beef	$1,819,493	$1,575,926	$5,121,914	$4,306,246
Other	62,494	53,954	185,379	173,962
Eliminations	(109,084)	(92,001)	(294,465)	(258,793)
Total net sales	$1,772,903	$1,537,879	$5,012,828	$4,221,415
Operating income:
Core beef	$63,428	$82,252	$183,036	$181,911
Other	1,708	525	3,833	3,652
Total operating income	65,136	82,777	186,869	185,563
Interest income	2	4	13	39
Interest expense	(3,464)	(3,513)	(9,537)	(11,563)
Other expense, net	514	217	1,347	(3,559)
Total income before taxes	$62,188	$79,485	$178,692	$170,480
	May 28, 2011	May 29, 2010
Assets:
Core beef	$924,045	$836,339
Other	48,390	44,155
Eliminations	(1,155)	(208)
Total assets	$971,280	$880,286

Thirteen weeks ended May 28, 2011 compared to thirteen weeks ended May 29, 2010

Core Beef

Net Sales.  Net sales for Core Beef were approximately $1,819.5 million for the thirteen weeks ended May 28, 2011 compared to approximately $1,575.9 million for the thirteen weeks ended May 29, 2010, an increase of approximately $243.6 million, or 15.5%.  The increase in net sales resulted primarily from an increase in net sales per head of 15.9% for the current thirteen week period as compared to the same period of the prior year.

Operating Income.  The operating income for Core Beef was approximately $63.4 million for the thirteen weeks ended May 28, 2011 compared to operating income of approximately $82.3 million for the thirteen weeks ended May 29, 2010, a decrease of approximately $18.9 million.  The decreased operating income resulted primarily from an approximately 19.8% increase in average cattle prices during the period, partially offset by an increase in net sales per head of approximately 15.9% during the period.

Other

Net Sales.  Net sales for Other were approximately $62.5 million for the thirteen weeks ended May 28, 2011 compared to approximately $54.0 million for the thirteen weeks ended May 29, 2010, an increase of approximately $8.5 million, or 15.7%.  The increase was primarily due to increased net sales at our portion control beef facility and transportation operations during the thirteen week period of fiscal 2011 as compared to the same period of the prior year.

Operating Income.  Operating income for Other was approximately $1.7 million for the thirteen weeks ended May 28, 2011 compared to approximately $0.5 million for the thirteen weeks ended May 29, 2010, an increase of approximately $1.2 million.

Thirty-nine weeks ended May 28, 2011 compared to thirty-nine weeks ended May 29, 2010

Core Beef

Net Sales.  Net sales for Core Beef were approximately $5,121.9 million for the thirty-nine weeks ended May 28, 2011 compared to approximately $4,306.2 million for the thirty-nine weeks ended May 29, 2010, an increase of approximately $815.7 million, or 18.9%.  The increase in net sales resulted primarily from an approximately 16.7% increase in net sales per head for the thirty-nine weeks ended May 28, 2011 as compared to the same period of the prior year, and a 2.0% increase in the number of cattle processed.

Operating Income.  Operating income for Core Beef was approximately $183.0 million for the thirty-nine weeks ended May 28, 2011 compared to operating income of approximately $181.9 million for the thirty-nine weeks ended May 29, 2010, an improvement of approximately $1.1 million, or 0.6%.  The slightly improved operating income is the result of a 16.7% increase in net sales per head and a 2.0% increase in the volume of cattle processed, offset by an approximately 19.7% increase in average cattle prices compared to the prior year.

Other

Net Sales.  Net sales for Other were approximately $185.4 million for the thirty-nine weeks ended May 28, 2011 compared to approximately $174.0 million for the thirty-nine weeks ended May 29, 2010, an increase of approximately $11.4 million, or 6.6%.  The increase in net sales was primarily due to increased net sales at our portion control beef facility and transportation operations during the thirty-nine week period of fiscal 2010 as compared to the same period of the prior year.

Operating Income.  Operating income for Other was approximately $3.8 million for the thirty-nine weeks ended May 28, 2011 compared to approximately $3.7 million for the thirty-nine weeks ended May 29, 2010, an increase of approximately $0.1 million.

Liquidity and Capital Resources

As of May 28, 2011, we had net working capital of approximately $230.2 million, which included cash and cash equivalents of $25.9 million, with $19.5 million in distributions payable.  As of August 28, 2010, we had net working capital of approximately $180.2 million, which included cash and cash equivalents of $20.4 million, with $27.4 million in distributions payable.  Our primary sources of liquidity are cash flows from operations and available borrowings under our amended and restated credit facility, or Credit Facility.

As of May 28, 2011, we had $395.1 million of long-term debt, of which $38.5 million was classified as a current liability.  As of May 28, 2011, our Credit Facility consisted of a term loan, of which $351.5 million was outstanding, and a $250.0 million revolving line of credit loan, which had outstanding borrowings of $25.0 million, outstanding letters of credit of $24.1 million and available borrowings of $200.9 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our Credit Facility have funded our working capital requirements, acquisitions, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our Credit Facility as of May 28, 2011.

The Company determined that as of May 28, 2011 it was in violation of a negative covenant within the Credit Facility restricting the number of cattle permitted to be owned. The Company reported this violation to its lenders and sought to have the violation waived and the Credit Facility amended. On July 7, 2011, the lenders granted a waiver and the parties amended the Credit Facility.

In addition to outstanding borrowings under our Credit Facility, we had outstanding borrowings under industrial revenue bonds of $12.2 million and capital leases and other obligations of $6.4 million as of May 28, 2011.

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

Operating Activities

Net cash provided by operating activities in the thirty-nine weeks ended May 28, 2011 was approximately $164.2 million compared to net cash provided by operating activities of approximately $140.6 million in the thirty-nine weeks ended May 29, 2010.  The $23.6 million change was primarily due to changes in working capital during the period.  The working capital changes were primarily related to an increase in cash paid in fiscal year 2011 for bonuses earned in fiscal year 2010 offset by a decrease in cash collateral posted on derivatives liabilities, and an increase in net income of approximately $7.4 million during the thirty-nine weeks ended May 28, 2011 as compared to the thirty-nine weeks ended May 29, 2010.

Investing Activities

Net cash used in investing activities was approximately $48.6 million in the thirty-nine weeks ended May 28, 2011 compared to approximately $27.9 million in the thirty-nine weeks ended May 29, 2010.  This increase in cash used was primarily attributable to an approximate $22.7 million increase in expenditures for property, plant and equipment during the thirty-nine weeks ended May 28, 2011 as compared to the thirty-nine weeks ended May 29, 2010.

Financing Activities

Net cash used in financing activities was approximately $110.1 million in the thirty-nine weeks ended May 28, 2011 compared to net cash used in financing activities of approximately $110.1 million in the thirty-nine weeks ended May 29, 2010.  There were various financing activity changes during the period, including an additional $100.0 million of borrowings on the term loan during the thirty-nine weeks ended May 28, 2011 compared to the prior year period.  In addition, the remaining $66.9 million was purchased and canceled on our senior notes during the thirty-nine weeks ended May 29, 2010.  These increases in cash provided by financing activities were partially offset by an additional $151.6 million in member distributions made during the thirty-nine weeks ended May 28, 2011 compared to the thirty-nine weeks ended May 29, 2010.

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

On June 10, 2011 the Company entered into the First Amendment to the Amended and Restated Credit Agreement with Cobank, ACB and various other lenders, or the First Amendment. The First Amendment amends the Credit Facility to (i) reduce the applicable margin by up to 0.75% for “LIBOR Rate” advances and “Base Rate” advances, (ii) revise the “fixed charge coverage ratio” covenant provisions to provide the Company credit of up to $30 million for maintaining net asset borrowing base levels that exceed the lenders' aggregate credit commitments under the Credit Facility and (iii) extend the maturity date of the Credit Facility to June 4, 2016.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin. The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different ratios of funded debt to EBITDA. As of May 28, 2011, the interest rates for the term loan and revolving loan were both approximately 2.71%.

The borrowings under the revolving loan are available for our working capital requirements, capital expenditures and other general corporate purposes. The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory. The Credit Facility is secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries.

The principal amount outstanding under the term loan is due and payable in equal quarterly installments beginning in October 2010, based on a 10-year level amortization of the remaining amount of the term loan. All outstanding loan amounts are due and payable on June 4, 2016. Prepayment of the loans is allowed at any time.

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

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  We feel the sensitivity analysis appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of May 28, 2011 and August 28, 2010, the potential change in the fair value of the derivative instruments we hold that are not designated as normal purchases or sales, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $4.9 million and $0.3 million, respectively.

Interest Rates. As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.  As of May 28, 2011, the weighted average interest rate on our $388.7 million of variable rate debt was approximately 2.63%. As of August 28, 2010, the weighted average interest rate on our $239.2 million of variable interest debt was approximately 2.77%.

We had total interest expense of approximately $9.5 million during the thirty-nine week period ending May 28, 2011.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $5.6 million in the thirty-nine week period ending May 28, 2011.

Foreign Operations.  Transactions denominated in a currency other than an entity’s functional currency may expose that entity to currency risk.  Although we operate in international markets including Japan and South Korea, product sales are predominately made in United States dollars, and therefore, currency risks are limited.

Item 4.  Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the Consolidated Financial Statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules  13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal controls over financial reporting during the thirteen weeks ended May 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

10.1    Limited Waiver and Second Amendment

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
Date: July 8, 2011