Form 10-K
period 2011-08-27
NATIONAL BEEF PACKING CO LLC
filed 2011-11-16
CIK 1273784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 27, 2011
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

Large Accelerated Filer☐	Accelerated Filer☐

Non-Accelerated Filer☒	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no market for the Registrant’s equity.  As of November 16, 2011, there were 203,990,136 Class A units and 15,381,317 Class B units outstanding, all of which were held by affiliates.
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

_______________________________________________________

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

General

We are one of the largest beef processing companies in the United States, or U.S., accounting for approximately 14% of the federally inspected steer and heifer slaughter during our fiscal year ended August 27, 2011 as reported by the United States Department of Agriculture, or USDA.  During the fiscal year ended August 27, 2011, we generated approximately $6.8 billion in total net sales and had net income of approximately $259.0 million.

Led by an entrepreneurial management team, we began operations in 1992 with a single facility in Dodge City, Kansas.  Since then, we have successfully grown through internal expansion, selective facility acquisitions, process improvements and a focus on increasing our value-added product offerings consisting of branded boxed beef, case ready beef, portion control beef and further processed hides.  We have invested approximately $478.2 million from the beginning of fiscal 2001 through the end of fiscal 2011 to expand our operations, modernize and increase the capacity of our facilities, and increase our ability to produce and sell higher margin, value-added products.  In 1997, we entered into a strategic relationship with our current majority owner, U.S. Premium Beef, or USPB, an organization owned by cattle ranchers and feedlot operators.  USPB members supply us with approximately 20% of the cattle we process pursuant to our contractual arrangement with USPB.  Some of these members also sell us additional cattle outside of this arrangement.  We do not own any USPB member cattle or feedlots.  We believe the USPB relationship provides us with a competitive advantage through a consistent and dependable supply of high-quality cattle, including for processing in our value-added and other programs.

We process, package and deliver fresh and frozen beef and beef by-products for sale to customers in the U.S. and international markets. Our products include boxed beef, ground beef, hides, tallow, and other beef and beef by-products.  We emphasize the sale of higher-margin, value-added beef products including branded boxed beef, case-ready beef, portion control beef, and further processed hides.  We market our branded products under several trade names that we own including Black Canyon® Angus Beef ,Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef® and Imperial Valley® Premium Beef.  In addition to brands we own, we also market value-added products under the following registered trademarks pursuant to license agreements: Certified Angus Beef®, a registered trademark of Certified Angus Beef LLC, a wholly-owned subsidiary of the American Angus Association; and Certified Hereford Beef® and Nuestro Rancho®, registered trademarks of Certified Hereford Beef, LLC.

We market our products to retailers, food service providers, distributors, further processors, and the United States military.  Value-added products represented approximately 36% of our total net sales, and a substantially higher proportion of our operating profit during fiscal year 2011.  We currently export our products to more than 30 countries and we have dedicated sales offices in Japan, South Korea and China.  Our export sales represented approximately 13% of our net sales for the fiscal year ended August 27, 2011.  According to export data from PIERS, we are currently the largest exporter of chilled beef produced in the U.S. to Japan. We also are a majority owner of Kansas City Steak Company, LLC, or Kansas City Steak, which sells portioned beef and other products directly to customers in the food service and retail channels as well as direct to consumers through the internet, direct mail and QVC.

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

Our total value-added sales in fiscal 2011 were approximately $2,482.2 million, comprising approximately 36% of our total net sales. This represents a compound annual growth rate of 17% from approximately $595.2 million of total value-added sales in fiscal 2002.  We believe our value-added products will continue to be an important contributor to our profitability.  Margins on our value-added products historically have been less volatile than margins on our commodity products.

Differentiated Cattle Supply.  USPB, a limited liability company whose owners consist of cattle ranchers and feedlot operators, is contractually obligated to deliver approximately 735,000 head of cattle per year to us.  We do not own any USPB member cattle or feedlots.  We believe the cattle we receive from USPB members are of high quality, which is important for our value-added programs.  In fiscal 2011, pursuant to our contractual arrangement with USPB, USPB members provided us with approximately 20% of the total cattle we processed. Some USPB members also sold us additional cattle outside of this arrangement.  We believe this supply relationship with USPB members provides us with significant competitive advantages, including: (i) the ability to consistently provide our customers with higher margin, value-added products and (ii) a predictable supply of cattle that enhances production efficiencies.

Our two largest beef processing facilities, which represent approximately 86% of our slaughter capacity, are located in southwest Kansas.  The primary market area for the purchase of cattle for those facilities includes Kansas, Texas and Oklahoma.  According to information from the USDA, cattle on feed in the Kansas, Texas and Oklahoma area represented approximately 48% of the cattle on feed in the U.S. during fiscal 2011.  A significant portion of USPB’s members are located in this area, further enhancing our cattle supply chain.  Our third beef processing facility is located in southeastern California.  An important source of cattle for this facility is an alliance of cattle producers (which alliance is a member of USPB) in Arizona and California with whom we have cattle supply agreements.

The close proximity of our facilities to large supplies of cattle gives our buyers the ability to visit feedlots on a regular basis, which enables us to develop strong working relationships with our suppliers, reduces our reliance on any one cattle supplier and lowers in-bound transportation costs.

Modern and Efficient Facilities. We have invested more than $478.2 million from the beginning of fiscal 2001 through the end of fiscal 2011 to expand our operations, modernize and increase the capacity of our facilities, and increase our ability to produce and sell higher margin, value-added products. We believe our beef processing facilities in Dodge City, Kansas and Liberal, Kansas are among the largest, most modern and efficient processing facilities in the U.S. With the acquisition of the Brawley, California plant in June 2006, we expanded our daily processing capacity to approximately 14,000 cattle per day and gained a strategic location to access more efficiently western U.S. and Asian export markets. Our two case-ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia, which began operating in 2001, are outfitted with state-of-the-art processing and packaging equipment that allows us to serve key customers in high density population centers in the Eastern U.S. We are in the process of an expansion project (budgeted at approximately $28.9 million) at our tannery in St. Joseph, Missouri, which is expected to be completed in 2012. This project, which was contemplated as part of our acquisition plan for the tannery assets in March 2009, is designed to increase the capacity and product capabilities of our tannery facility. We believe this facility will be one of the largest and most efficient wet blue processing plants in the world once this expansion is completed.

Customer and Channel Diversification. We have a diversified sales mix across distribution channels and customers.  This approach provides multiple avenues of potential growth and reduces our dependence on any one market or customer.  We sell our products to retailers, food service providers, distributors, further processors, the U.S. military, and through other channels.  Across these channels, we serve over 1,100 customers worldwide, which represent most major retailers and food service providers in the U.S.  In fiscal 2011, no one customer represented more than 3% of our total net sales, other than Wal-Mart and its affiliate Sam’s Club, which together represented approximately 9% of our total net sales.  Our top 10 customers represented approximately 30% of our total net sales in fiscal 2011.

Export products provide us with geographic diversification and reduce our reliance on the U.S. market.  Of our export sales for fiscal 2011, approximately 56% were meat and offal products.  The balance was hides and other by-products, which are not generally subject to animal health, food safety or political risks.

Disciplined Financial Management. Our indebtedness of $360.4 million as of August 27, 2011 represents approximately 1.1 times our earnings before interest, taxes, depreciation and amortization, or EBITDA, for the 52 weeks ended

August 27, 2011 (EBITDA is calculated in a substantially similar manner under our amended and restated credit facility, or the Credit Facility).  This relatively low leverage provides us with significant operating and financial flexibility to respond to market conditions and to capitalize on business opportunities. A core aspect of our disciplined approach to financial management is our proprietary management information systems that enable us to make data driven, analytical decisions to operate efficiently, allocate capital prudently and manage risk.

Experienced Management Team and Workforce with Entrepreneurial Company Culture. We are led by an experienced management team. Timothy M. Klein, our Chief Executive Officer, has more than 31 years of experience in the beef processing industry and is a founding member and significant owner of NBP. The rest of our executive management team has, on average, over 25 years of industry experience and over 13 years with NBP. We believe our entrepreneurial company culture, advancement opportunities, benefits, training programs and employee safety policies contribute to relatively low employee turnover rates. Our entrepreneurial culture is evidenced by our record of growth, emphasis on individual employee accountability and company-wide focus on profitability. We have never experienced a work stoppage at any of our facilities.

Our Business Strategy

Expand Sales of Value-Added Products. Our value-added sales grew to approximately $2,482.2 million in fiscal 2011 from approximately $595.2 million in fiscal 2002, representing a compound annual growth rate of approximately 17%. We intend to continue expanding sales of value-added products by increasing our penetration with existing customers, targeting new customers that are well-suited for our value-added programs and expanding the number of value-added products we offer. We believe the investments we have already made in our value-added business, including in retail merchandising expertise, customer service and fulfillment capabilities and operational/processing technologies, along with our differentiated cattle supply chain, position us well to capitalize on this strategy. For example, we have been a leader in establishing the case-ready market, and we believe our experience will enable us to benefit from increased customer interest in the advantages case-ready products provide, such as reducing labor costs and workplace injuries associated with slicing beef, reducing food safety risks and shifting the square footage currently used by “back-of-the-store” portioning and packaging to higher profit uses. In addition to beef products, our value-added initiatives also include our wet blue tanning business. We are in the process of expanding our tanning operation, which is expected to be completed in 2012.  When the project is complete, we expect to be able to process nearly all of the hides we produce at our Kansas beef processing plants.

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

Industry Overview

Beef products represent the largest segment of the U.S. meat industry based on retail sales and the U.S. is the largest producer of beef in the world, producing approximately 26.4 billion pounds of beef in calendar 2010. According to the USDA, beef consumption in the United States increased from approximately 24.3 billion pounds in 1992 to approximately 26.4 billion pounds in calendar 2010, representing a compound annual growth rate of 0.5%.

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

During the past few decades, consumer demand for beef products in the U.S. has grown in line with population growth, which is a key driver of aggregate demand.  We believe consumer demand for U.S. exports in international markets is driven not only by population growth, but also by economic growth. As international consumers’ economic circumstances improve, they increasingly shift their diets to protein.  The ability of the U.S. beef industry to supply the growing international demand has been hindered in certain international markets following the discovery in 2003 and 2004 of isolated cases of Bovine Spongiform Encephalopathy, or BSE (also commonly referred to as mad cow disease), which resulted in the temporary closing of those markets to U.S. beef.  Industry-wide export sales, however, have been increasing from 2004 through mid-2010, trending toward their pre-2003 levels.

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

Core Beef

Products, Sales and Marketing

The majority of our revenues are generated from the sale of fresh meat either as a boxed beef product or a case-ready product. Boxed beef and case-ready products accounted for approximately 89% of our revenues in fiscal 2011.  In addition, we sell beef by-products to the variety meat, feed processing, fertilizer and pet food industries. We also supply cattle hides, including hides further processed by our subsidiary National Beef Leathers, LLC, or NBL, to tanners who primarily supply the automotive, luxury goods, apparel and furniture industries for both domestic and international use. The seasonal demand for beef products is generally highest in the summer and spring months as weather patterns permit more outdoor activities and there is an increased demand for higher value items that are grilled, such as steaks.  As a result, boxed beef prices tend to be at seasonal highs during the summer and spring.

We emphasize the sale of higher-margin, branded beef products, and we market these products under several brand names including Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef®, and Imperial Valley® Premium Beef.  In addition to the brands we own, we also market value-added products under the following registered trademarks pursuant to license agreements: Certified Angus Beef®, a registered trademark of Certified Angus Beef LLC, a wholly-owned subsidiary of the American Angus Association; and Certified Hereford Beef® and Nuestro Rancho®, registered trademarks of Certified Hereford Beef, LLC.

We continue to focus on adding further processing, specialized cutting, packaging and other value-added components to our products that generate higher profitability.  In 2001, we opened two state-of-the-art case-ready facilities, which enabled us to expand margins by producing additional quantities of value-added products using the beef we process. Our case-ready operations further process our boxed beef products by trimming and cutting our products into individual portions. These portions are then packaged to increase the shelf life of these products versus traditional packaging methods.

Our wet blue tanning facility (acquired in 2009) sells processed hides to tanners that produce finished leather for high quality applications in industries such as automotive, luxury goods, apparel and furniture.  Wet blue tanning refers to the first step in further processing raw and brine-cured hides into tanned leather.  The name is derived from the process that results in the further processed hides having a blue coloring.

During fiscal 2011, we sold our beef products to more than 900 customers located in the U.S. and more than 30 foreign countries. We market our beef products through several channels, including:

•
national and regional retailers, including supermarket chains, independent grocers, club stores, wholesalers and distributors such as Publix, Winn Dixie, Kroger, Sam's Club, Costco, C&S Grocers, Associated Wholesale Grocers, Porky Products and Sherwood Foods;

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

Exports to Mexico and a number of other foreign markets have been limited to boxed beef products from cattle younger than 30 months subsequent to the December 23, 2003 discovery of a single case of BSE in Washington state.  Many international importers, such as Japan and South Korea (who were two of our largest export markets for edible beef products in fiscal year 2003), closed their borders to U.S. edible beef products after this report of BSE.  In July 2006, Japan agreed to reopen its market to U.S. beef from cattle 20 months and younger.  In September 2006, South Korea announced it would resume the importation of U.S. boneless beef from cattle less than 30 months of age.  South Korea has closed its borders to U.S. beef from time to time as a result of alleged findings of products shipped to South Korea by U.S. export businesses that are not allowed by South Korea.  Additional information regarding the Company’s export sales and long-lived assets in foreign markets is set forth in Note 13, Business Segments of the notes to the consolidated financial statements in Item 8.

The sales office for domestic operations is located in our headquarters building in Kansas City, Missouri.  Our sales team in this office is responsible for selling and coordinating the movement of approximately 50.6 million pounds of boxed beef products per week to our customers nationwide. This centralized sales concept allows us to respond quickly to customer requests for pricing and load information. We have also integrated the satellite tracking capabilities of refrigerated carriers into our website allowing customers to track shipments in process. While providing significant customer advantages, our centralized sales concept also enables our sales force to share key market intelligence in a manner that allows them to react to changing market conditions in an efficient manner.

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

During fiscal 2011, we obtained approximately 20% of the cattle we processed from USPB members using the USPB pricing grid pursuant to our contractual arrangement with USPB.  During fiscal 2010 and 2009, we obtained approximately 20% and 19%, respectively, of the cattle we processed from USPB members using the USPB pricing grid.  Our arrangement with USPB provides us with a consistent supply of high-quality cattle. For information regarding this agreement, see Item 13, Certain Relationships and Related Transactions and Note 9, Related Party Transactions to our consolidated financial statements in Item 8.  We purchase cattle through cash bids and other arrangements from cattle producers in our primary and secondary markets. In addition to our arrangement with USPB, we have other, non-affiliated supplier arrangements that provide us with high-quality cattle. We believe we are a first choice processor for suppliers seeking to attain premium pricing for their high-quality cattle and  cattle suppliers view us more favorably than our competitors due to our business model, which emphasizes building relationships and cooperating with suppliers and paying a premium for high-quality cattle.  During fiscal 2011, we had approximately 1,000 suppliers provide us with cattle.  We believe our relationships with USPB members and other suppliers have resulted in such suppliers improving their methods to produce more high-quality cattle and sell more of their high-quality cattle to us.

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

Cattle delivered to our facilities are generally processed into beef products within 36 hours after arrival. On average, in a typical week, approximately 87% of the boxed beef expected to be produced from the cattle we process is committed to sale before the cattle are delivered to our facilities. Our facilities utilize modern, highly automated equipment to process and package beef products. We have invested more than $478.2 million from the beginning of fiscal year 2001 through the end of fiscal 2011 to expand our operations, modernize and increase the capacity of our facilities and increase our ability to produce and sell higher margin, value-added products.  The design of our facilities emphasizes worker safety to ensure compliance with all regulations and to reduce worker injury and turnover.  Additionally, we have placed a substantial amount of ammonia piping on the roof versus in the production areas, not in response to regulatory requirements, but in the interest of worker safety.  These and other changes designed the workplace to better fit our employees.  All expansions are reviewed by internal personnel, including our Corporate Environmental Director, Vice President of Safety, Vice President of Technical Services, Vice President of Engineering and Corporate Project Engineer, for regulatory compliance prior to construction.  Our facilities are also intended to reduce waste products and emissions and dispose of waste in accordance with applicable environmental standards.

We distribute our beef products domestically directly from our processing facilities and case-ready facilities. We utilize our subsidiary National Carriers and third party carriers to deliver our products to our customers.

Other

Products, Sales and Marketing

We also sell value-added beef products through our portion control business, Kansas City Steak.  Kansas City Steak provides premium-quality trimmed and cut individual portions both directly to customers in the food service and retail channels as well as direct to consumers through the internet, direct mail and QVC.  National Carriers currently operates approximately 1,200 refrigerated and livestock trailers.  NBP contracts substantially all of its in-bound and approximately 26% of its out-bound freight services from National Carriers.  In February 2008, we began providing third-party logistics services to the transportation industry through our wholly-owned subsidiary National Elite Transportation, LLC, or National Elite.  Logistics services involve arranging for another company to transport freight for our customers to reduce overall transportation costs while we retain the billing, collection and customer management responsibilities.  We believe these transportation services enable us to provide superior customer service and enhance our ability to be a consistent, reliable and timely supplier, particularly of our value-added products.

Raw Materials and Procurement

The primary raw material for our Kansas City Steak processing facility is boxed beef.  Approximately 27% of Kansas City Steak’s boxed beef purchases are made through contractual agreements predetermined by the customer for whom the product is produced.  These contractual agreements are typically one year in duration and stipulate from whom the boxed beef can be purchased.  In fiscal 2011, approximately 46% of Kansas City Steak’s boxed beef was purchased from NBP.  The balance of Kansas City Steak’s raw material is purchased at our discretion on the open market from primary and secondary suppliers with similar quality and yield grade specifications as required under our contracts.

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

Regulation

Our operations are subject to extensive regulation by the USDA, the Grain Inspection Packers and Stockyards Administration, or GIPSA, the FDA, the U.S. EPA and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards.  Recently, the food safety practices and procedures in the beef processing industry have been subject to more intense scrutiny and oversight by the USDA.  For example, on January 12, 2004, the Food Safety and Inspection Services, or FSIS, published an interim final rule on Specified Risk Materials, or SRMs, and requirements for non-ambulatory disabled cattle due to the finding of BSE in routine testing.  We immediately implemented the appropriate programs/policies to ensure compliance with FSIS rules. FSIS published a final rule on July 13, 2007, making permanent the interim regulations issued in January 2004 that prohibits the slaughter of non-ambulatory disabled cattle, requires the description and removal of SRMs that are considered to be inedible, and restricts the use of captive bolt stunners that deliberately inject compressed air into the cranium of an animal.  We work closely with the USDA and other regulatory agencies to help ensure our operations comply with all applicable food safety laws and regulations.

Our domestic operations are subject to the Packers and Stockyards Act of 1921, or PSA. This statute generally prohibits meat packers in the livestock industry from engaging in certain practices including violations of the PSA’s prompt payment provisions. In general (unless otherwise agreed in writing by our livestock suppliers), this statute requires us to make full payment for our livestock purchases in the case of cash sales before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, or, in the case of a cash purchase on a carcass or ‘‘grade and yield’’ basis, that we make full payment of the purchase price not later than the close of the first business day following determination of the purchase price. Any delay or attempt to delay payment as required by the PSA will be deemed an unfair practice in violation of the statute. Under the PSA, we must hold in trust for the benefit of our unpaid livestock suppliers all livestock we purchase in cash sales (as well as all inventories of, or receivables for or proceeds from, meat, meat food products or livestock products derived from these cash sales) until the sellers have received full payment. As of August 27, 2011, NBP LLC has secured a bond of $35.9 million to satisfy these requirements.

On June 22, 2010, GIPSA published a proposed rule that would add new regulations under the PSA. Among other things, the proposed rule would eliminate the requirement that GIPSA or livestock producers demonstrate competitive harm to prove violations of Sections 202(a) and 202(b) of the PSA, which sections limit unfair, unjustly discriminatory or deceptive practices and undue or unreasonable preferences or advantages in livestock purchasing practices. Elimination of this requirement could have a significant impact on cattle procurement and marketing practices in the beef processing industry. In particular, it could impair our ability to pay premiums for cattle that meet the quality standards for our value-added or export programs, thus affecting how we (i) procure cattle for these programs and (ii) process and market value-added and exported products. We cannot predict whether the proposed rule or some modified rule will be adopted or the extent of the effect of any such rule on the beef processing industry or on our operations or financial results.

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

All of our plants are indirect dischargers of wastewater to publicly-owned treatment works and are subject to requirements under the federal Clean Water Act and corresponding state laws and implementing municipal laws as well as agreements or permits with municipal or county authorities. We have an agreement with the City of Liberal for wastewater and storm water treatment and are working with the City regarding expansion of the City’s treatment facilities to address new and more stringent discharge requirements that will apply to the City’s discharge in the context of the renewal of the City’s discharge permit. Depending upon the ultimate cost of the required upgrade, there may be significant expenditures associated with the expansion of the City’s treatment facilities. We have an agreement with the City of Moultrie and The Joint Development Authority of Brooks, Colquitt, Grady, Mitchell and Thomas Counties for treatment of wastewater from the Moultrie plant, and we have a pretreatment permit from the City of Moultrie for treatment of wastewater from the Moultrie plant.  This permit was reissued in March 2010, and we are making the capital improvements needed to meet new phosphorus limits that are in the reissued permit. Estimated capital expenditures associated with the treatment of phosphorus in our wastewater at Moultrie are estimated at approximately $3.0 million, of which approximately $2.7 million was spent during fiscal years 2010 and 2011, with the remaining included in our 2012 capital expenditure budget. We have upgraded our treatment facilities at the Brawley plant to provide treatment that meets the ammonia requirements of the Brawley City Ordinance and we are in the process of making improvements that will allow us to consistently meet the total suspended solids limits in such Ordinance. The City of Brawley is in the process of upgrading its publicly-owned treatment works in order to comply with its direct discharge permit, including requirements for ammonia and nutrient controls.

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

Our Dodge City, Liberal, Hummels Wharf, and St. Joseph plants are supplied by water from supply wells on our property. We purchase water from the City of Moultrie and the City of Brawley and some water is purchased from the City of St. Joseph, all pursuant to municipal water rate structures. We have purchased irrigation water rights for the majority of water needed at our Dodge City plant which originally were governed by renewable term permits. We have since converted the renewable term permits into certificates of appropriation. We hold public water supply permits allowing us to supply potable water to our employees at our Dodge City, Kansas and Liberal, Kansas facilities. The public water supply permits do not have expiration dates.

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

In fiscal 2011, we incurred expenses of approximately $4.1 million in environmentally-related capital expenditures, of which approximately $1.1 million was spent for wastewater improvements at our Moultrie plant.

In addition to the environmental matters discussed above, from time to time we receive notices from regulatory authorities and others asserting that we are not in compliance with some laws and regulations. In some instances, litigation ensues.

Employees

As of August 27, 2011, we had approximately 9,100 employees, of which approximately 44% are represented by collective bargaining agreements.  Approximately 2,800 employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire December 16, 2012. Approximately 1,100 employees at our Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and the Teamsters International Union under a collective bargaining agreement scheduled to expire on December 8, 2013.  Approximately 90 employees at our St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on May 18, 2014.

The employees at our Dodge City, Kansas facility have voted in favor of union representation in a two day National Labor Relations Board-supervised secret ballot election. The tally of ballots, released November 5, 2011, was in favor of representation by the United Food and Commercial Workers International Union. The union has been certified as the representative of a bargaining unit of approximately 2,600 employees in production and maintenance, shipping and receiving, grounds keeping and the warehouse. The election was conducted on November 3, 2011 and November 4, 2011.

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

Intellectual Property

We hold a number of trademarks and domain names we believe are material to our business and which are registered with the United States Patent and Trademark Office, including National Beef®, BioLogic® Food Safety System, Black Canyon® Angus Beef, Black Canyon® Premium Reserve, Certified Premium Beef®, Naturewell® Natural Beef, NatureSource® Natural Angus Beef, Vintage Natural Beef®, Imperial Valley® Premium Beef, Leading the Way in Quality Beef®, Royal Blue® Leather, Regal Blue Leather®, Radiant Blue Leather®, and W.E.L.L Initiatives®. We have also registered the National Beef® trade name and trademark in most of the foreign countries to which we sell our products. Currently, we have a number of trademark registrations pending in the U.S. and in foreign countries. In addition to trademark protection, we attempt to protect our unregistered marks and other proprietary information under trade secret laws, employee and third-party non-disclosure agreements and other laws and methods of protection. All other trademarks or trade names referred to in this report are the property of their respective owners.

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

We may be subject to significant liability potentially in excess of applicable liability insurance policy limits if the consumption of any of our products or products made by others using our products causes injury, illness or death due to contamination or otherwise. In addition, we may in the future recall products in the event our products are or may be contaminated, spoiled or inappropriately labeled. Contamination of our products or those of our competitors also may create adverse publicity or cause consumers to lose confidence in the safety and quality of our products that could negatively affect our business. We may encounter the same risks of contamination or negative publicity if a third party tampers with our products. Allegations of contamination of our products may also be harmful to us even if such allegations are untrue. The occurrence of any of these risks may increase our costs and decrease demand for our products, which could negatively affect our business, financial condition, results of operations and cash flows. Organisms producing food borne illnesses are generally found in the environment and there is a risk that as a result of food processing they could be present in our products. For example, E. coli is one of many food borne bacteria commonly associated with beef products. Once contaminated products have been shipped for distribution and consumption, illness or death may result if pathogens are present or increase due to handling or temperatures, and are not otherwise eliminated at the further processing, food service or consumer level. There can be no assurance that we will not be required to perform product recalls, or that product liability claims will not be asserted against us, in the future.

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

In fiscal 2011, exports, primarily to Mexico, Japan, South Korea, Canada, China (for hides), Hong Kong, Egypt, and Taiwan accounted for approximately 12.6% of our total net sales and these sales on average had a higher margin than our sales generally.  A reduction in our international sales would likely adversely affect our margins.  In addition, our international activities expose us to risks not faced by companies that limit themselves to the domestic market.  One significant risk is that the international operations may be affected by tariffs, other trade protection or food safety measures and import or export licensing requirements.

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

As of August 27, 2011, we had $360.4 million of long-term debt, of which $38.5 million was classified as a current liability.  As of August 27, 2011, our Credit Facility consisted of a $375.0 million term loan, $342.3 million of which was outstanding, a $250.0 million revolving line of credit loan, which had no outstanding borrowings, outstanding letters of credit of $24.1 million and available borrowings of $225.9 million, based on the most restrictive financial covenant calculations.  In addition, as of August 27, 2011, we had outstanding industrial revenue bonds of $12.2 million and capital leases and other obligations of $5.9 million.

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

Sales to Wal-Mart Stores, Inc., or Wal-Mart, and its affiliate, Sam’s Club, represented approximately 9% of our total net sales in fiscal year 2011.  Our contractual agreement with Wal-Mart expired on January 31, 2004, and we have not entered into a new agreement.  If Wal-Mart and its affiliates do not continue to purchase from us, it could have a material adverse effect on our sales, financial position, results of operations and cash flows.

We are subject to extensive governmental regulation and our noncompliance with or changes in applicable requirements could adversely affect our business, financial condition, results of operations and cash flows.

In addition to the environmental regulations discussed above, our operations are subject to extensive regulation and oversight by the USDA (including GIPSA), the FDA, and other state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising and labeling of our products, including food safety standards.  Our domestic operations are subject to the PSA.  This statute generally prohibits meat packers in the livestock industry from engaging in certain practices including violations of the PSA’s prompt payment provisions.  In general (unless otherwise agreed in writing by our livestock suppliers), this statute requires us to make full payment for our livestock purchases in the case of cash sales before the close of the next business day following the purchase and transfer of possession of the livestock we purchase, or, in the case of a cash purchase on a carcass or ‘‘grade and yield’’ basis, that we make full payment of the purchase price not later than the close of the first business day following determination of the purchase price. On June 22, 2010, GIPSA published a proposed rule that would add new regulations under the PSA. Among other things, the proposed rule would eliminate the requirement that GIPSA or livestock producers demonstrate competitive harm to prove violations of Sections 202(a) and 202(b) of the PSA, which sections limit unfair, unjustly discriminatory or deceptive practices and undue or unreasonable preferences or advantages in livestock purchasing practices. Elimination of this requirement could have a significant impact on cattle procurement and marketing practices in the beef processing industry. In particular, it could impair our ability to pay premiums for cattle that meet the quality standards for our value-added or export programs, thus affecting how we (i) procure cattle for these programs and (ii) process and market value-added and exported products. We cannot predict whether the proposed rule or some modified rule will be adopted or the extent of the effect of any such rule on the beef processing industry or on our operations or financial results.

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

Our principal competition arises from other beef processors, including Tyson Foods, Inc., Cargill Meat Solutions and JBS USA LLC. The principal competitive factors in the beef processing industry are price, quality, food safety, product distribution, technological innovations and brand loyalty. Our ability to be an effective competitor will depend on our ability to compete on the basis of these characteristics. Some of our competitors have substantially larger beef operations, greater financial and other resources and wider recognition for their consumer branded products than we do. There can be no assurance that we will be able to compete effectively with these companies, and our ability to compete could be adversely affected by our debt levels.

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

As of August 27, 2011, we had approximately 9,100 employees worldwide. Approximately 2,800 employees at our Liberal, Kansas facility are represented by the United Food and Commercial Workers International Union under a collective bargaining agreement that expires on December 16, 2012. Approximately 1,100 employees at our Brawley, California facility are jointly represented by the United Food and Commercial Workers International Union and Teamsters International Union under a collective bargaining agreement that expires on December 8, 2013. Approximately 90 employees at our St. Joseph, Missouri facility are represented by the United Cereal Workers of the United Food and Commercial Workers International Union under a collective bargaining agreement scheduled to expire on May 18, 2014.

The employees at our Dodge City, Kansas facility have voted in favor of union representation in a two day National Labor Relations Board-supervised secret ballot election. The tally of ballots, released November 5, 2011, was in favor of representation by the United Food and Commercial Workers International Union. The union has been certified as the representative of a bargaining unit of approximately 2,600 employees in production and maintenance, shipping and receiving, grounds keeping and the warehouse. The election was conducted on November 3, 2011 and November 4, 2011.

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

We are involved on an ongoing basis in litigation arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, employees or injured persons, and claims related to commercial, labor, employment, antitrust, securities or environmental matters. These actions could also divert the attention of our management team and expose us to significant liability and adverse publicity, which might adversely affect our brands, reputation and/or customer preference for our products.  Due to the unpredictable nature of litigation, it is not possible to predict the ultimate outcome of any potential lawsuits, and we may be held liable for significant judgments, or other losses, that are not fully covered by our insurance, and could have a material adverse effect on our business.

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

USPB owns a majority interest in our Company of approximately 69.3% of the Class B interests, as well as Class A and Class A-1 interests, with an aggregate face amount of approximately $150.5 million.  As a result, USPB has the ability, through the actions of its representative on our Board of Managers, to cast the majority vote on many matters related to the business and affairs of our Company.  However, pursuant to our limited liability company agreement, USPB’s ability to cause us to take certain major corporate actions without the consent of NBPCo Holdings and management is limited.

We purchase a portion of our cattle through USPB and its producer-owners and, because USPB has a majority interest in our Company, we may not be able to resolve conflicts with respect to these purchases on the most favorable terms to us.

USPB's producer-owners provided us with approximately 20% of our cattle requirements in fiscal year 2011 through the pricing grid process as more fully described in Item 13, Certain Relationships and Related Transactions. Conflicts of interest may arise between USPB and us relating to our cattle purchases. If a dispute arises with USPB, the settlement of the dispute may not be on terms as favorable to us as if we were dealing with an unaffiliated party.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own our Liberal, Kansas, Dodge City, Kansas, Brawley, California, Hummels Wharf, Pennsylvania, Moultrie, Georgia, and St. Joseph, Missouri facilities, as well as our National Carriers headquarters in Irving, Texas. We lease our headquarters facility in Kansas City, Missouri (which includes approximately 27,200 square feet of office space), and our Kansas City Steak processing facility in Kansas City, Kansas. We also have short-term leases in place for our offices in Chicago, Illinois, Denison, Iowa, Springdale, Arkansas, Tokyo, Japan, Seoul, South Korea, and Guangzhou, China.  The Credit Facility is secured by a first priority lien on substantially all of our real and personal property.  The table below provides additional information regarding our primary facilities:

Location	Daily Processing Capacity
Processing Facilities (Core Beef):
Liberal, Kansas	6,000 head
Dodge City, Kansas	6,000 head
Brawley, California	2,000 head

Location	Approximate Square Footage
Case-Ready Facilities (Core Beef):
Hummels Wharf, Pennsylvania	90,000 square feet
Moultrie, Georgia	112 ,000 square feet
Tannery Facility (Core Beef):
St. Joseph, Missouri	221,000 square feet
Kansas City Steak Facility (Other):
Kansas City, Kansas	63,000 square feet

ITEM 3.	LEGAL PROCEEDINGS

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

There is no established public trading market for any class of common equity of National Beef Packing Company, LLC.  As of November 16, 2011, there were four record holders of Class A, Class A1 and/or Class B interests.

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

During the Company's fiscal quarters ended February 26, 2011 and February 27, 2010, the Company paid cash distributions to certain members in the aggregate of $150 million and $15 million, respectively, in addition to its normal cash distributions to members for tax payments. The Company did not make any other special distributions during its two most recent fiscal years.

For a discussion of equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other data for, and as of the end of, each of the fiscal years in the five-year period ended August 27, 2011.  The selected consolidated financial information for the five fiscal years ended August 27, 2011 (statement of operations data) and as of the five fiscal years ended August 27, 2011, August 28, 2010, August 29, 2009, August 30, 2008, and August 25, 2007 (balance sheet data) has been derived from our audited consolidated financial statements included elsewhere in this filing or from prior years filing, which was adjusted for the presentation requirements of Accounting Standards Codification (“ASC”) 810 — Consolidation,  which was adopted by the Company as of August 30, 2009 with retrospective application to the historical years presented.  Our fiscal year ends on the last Saturday in August.

The following table (amounts in millions) should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data (including the accompanying notes) contained elsewhere in this report.

	52 weeks ended August 27, 2011	52 weeks ended August 28, 2010	52 weeks ended August 29, 2009	53 weeks ended August 30, 2008	52 weeks ended August 25, 2007
Statements of Operations Data
Net sales	$6,849.5	$5,807.9	$5,449.3	$5,847.3	$5,578.5
Costs and expenses:
Cost of sales	6,473.3	5,438.0	5,187.1	5,612.4	5,444.0
Selling, general and administrative	52.0	49.3	43.1	43.7	42.5
Depreciation and amortization	51.2	49.6	44.4	36.4	32.4
Operating income	273.0	271.0	174.7	154.8	59.6
Other income (expense):
Interest income	—	—	0.2	0.5	0.7
Interest expense	(11.7)	(14.8)	(23.3)	(34.0)	(39.4)
Other, net	0.2	(7.3)	(6.5)	5.7	1.3
Total other expense, net	(11.5)	(22.1)	(29.6)	(27.8)	(37.4)
Income tax expense	2.5	0.9	0.9	1.8	1.9
Net income	259.0	248.0	144.2	125.2	20.3
Less net income attributable to noncontrolling interest in income of Kansas City Steak Company, LLC	(0.5)	(0.9)	(1.3)	(0.7)	(0.3)
Net income attributable to controlling interest in income of consolidated entity	$258.5	$247.1	$142.9	$124.5	$20.0
Selected Balance Sheet Data
Working capital (1)	$233.2	$180.2	$145.0	$209.6	$249.3
Total assets	$998.8	$912.7	$809.1	$875.9	$815.5
Long-term debt, including current maturities	$360.4	$246.5	$298.8	$377.8	$438.8
Capital subject to redemption	$351.1	$291.7	$183.4	$186.5	$76.9
Other Financial Data
Beef sold (pounds in billions)	4.0	4.1	3.9	4.0	4.1
Capital expenditures	$68.3	$49.5	$40.8	$59.9	$41.7
Member distributions	$290.1	$147.0	$78.3	$43.1	$22.1
______________________________

(1)	Working capital represents the excess of current assets over current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are one of the largest beef processing companies in the U.S., accounting for approximately 14% of the federally inspected steer and heifer slaughter during our fiscal year ended August 27, 2011 as reported by the USDA. We process, package and deliver fresh and frozen beef and beef by-products for sale to customers in the United States and international markets. Our products include boxed beef, ground beef, hides, tallow and other beef and beef by-products. In addition, we sell value-added beef and beef by-products, including branded boxed beef, case-ready beef, portion control beef and further processed hides. We market our products to retailers, food service providers, distributors, further processors and the United States military. We believe our relationship with USPB is a competitive advantage within the industry and provides us with a consistent and dependable supply of high-quality cattle, including for processing in value-added and other programs.

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

In December 1997, FNBPC acquired what became a 75% interest in Kansas City Steak Company, LLC, or Kansas City Steak, a portion control steak cutting operation.  In March 2003, FNBPC acquired National Carriers, Inc., or National Carriers, a refrigerated and livestock transportation company, from Farmland.  Effective August 6, 2003, USPB acquired a controlling interest in FNBPC and formed NBP.

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

Overall Industry Outlook

Growing global demand and increases in beef exports continue to provide underlying demand support for record cattle and beef prices.  Meanwhile, drought-accelerated placements continue to keep total cattle on feed supplies above the prior year, which is expected to continue through the first quarter of 2012.  Herd liquidation in the southern plains continues to offset slight gains in other areas. The lack of any measurable moisture persists in limiting winter grazing while hay shortages keep beef cow culling very active in this very important cow-calf region.  Nationally, the US cattle herd continues to shrink and is expected to keep the supply situation very supportive to cattle and beef prices through 2012 and potentially 2013.

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

In December 2010, the USDA announced that China has agreed to resume talks with the United States regarding beef market access and that technical talks will resume with the goal of re-opening China’s market for U.S. beef under the age of 30 months in 2011.  We cannot presently assess the full economic impact of the re-opening of China’s market to age verified beef on the U.S. beef packing industry or our operations, and there can be no assurance that such talks will occur or result in re-opening of China’s market to U.S. beef products.

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

Goodwill and Other Intangible Assets.   We recognize excess cost over the fair value of the net tangible and identifiable intangible assets acquired in a reporting unit, and record this excess as goodwill.  We calculate the fair value of the applicable reporting unit using estimates of future cash flows. All of our goodwill has been allocated to the Core Beef segment.  In accordance with the provisions included within Intangibles — Goodwill and Other under ASC 350, we assess goodwill and other indefinite life intangible assets annually for impairment. If there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  Goodwill and other indefinite life intangible assets were tested for impairment, and, as of August 27, 2011, management determined there was no impairment.

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

At August 27, 2011, the value of the capital subject to redemption was determined to be $351.1 million, which was equal to its carrying value.  The total value of the capital subject to redemption at August 27, 2011, increased by approximately $53.8 million through valuation changes compared to the value at August 28, 2010, resulting in the $351.1 million carrying value, as reflected in the accompanying consolidated balance sheet as of August 27, 2011. Offsetting the change in the value of the capital subject to redemption is a corresponding change in the members’ capital.

Generally accepted accounting principles require NBP to determine the fair value of the capital subject to redemption at the end of each reporting period.  As the latest redemption period discussed above, was in July 2011, the carrying value of the capital subject to redemption is equal to its fair value.  Management has considered previous redemption prices, valuations of peer companies and other factors in measuring the fair value of the capital subject to redemption for units held by NBPCo Holdings as of August 27, 2011.  The capital subject to redemption held by Mr. Klein’s affiliates as of August 27, 2011 was valued based upon a contractually stipulated valuation formula.

New Accounting Policies

In May 2011, the Financial Accounting Standards Board, or FASB, issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS under ASU 2011-04, or ASU 2011-04. ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company's third quarter of fiscal 2012. The amendments in ASU 2011-04 are to be applied prospectively. The adoption of ASU 2011-04 is not expected to have a material effect on the Company's consolidated financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued Presentation of Comprehensive Income under ASU 2011-05 or ASU 2011-05. ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company's first quarter of fiscal 2013. The adoption of ASU 2011-05 is not expected to have a material effect on the Company's condensed consolidated financial statements, but may require a change in the presentation of the Company's comprehensive income from the statement of members' (deficit)/capital, where it is currently disclosed, to the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in ASU 2011-05 are to be applied retrospectively. The adoption of ASU 2011-05 is not expected to have a material effect on the Company's consolidated financial statements.

In September 2011, the FASB issued Testing Goodwill for Impairment under ASU2011-08, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether impairment testing is necessary. The revised standard will be effective for annual and interim goodwill impairment tests performed beginning in the first quarter of fiscal 2013, with early adoption permitted under certain circumstances. The Company is currently evaluating options related to early adoption.

Results of Operations

The following table shows consolidated statements of operations data for the periods indicated (amounts in millions):

	52 weeks ended August 27, 2011	52 weeks ended August 28, 2010	52 weeks ended August 29, 2009
Net sales	$6,849.5	$5,807.9	$5,449.3
Costs and expenses:
Cost of sales	6,473.3	5,438.0	5,187.1
Selling, general and administrative	52.0	49.3	43.1
Depreciation and amortization	51.2	49.6	44.4
Operating income	273.0	271.0	174.7
Other income (expense):
Interest income	—	—	0.2
Interest expense	(11.7)	(14.8)	(23.3)
Other, net	0.2	(7.3)	(6.5)
Total other expense, net	(11.5)	(22.1)	(29.6)
Income tax expense	2.5	0.9	0.9
Net income	259.0	248.0	144.2
Less net income attributable to noncontrolling interest in income of Kansas City Steak Company, LLC	(0.5)	(0.9)	(1.3)
Net income attributable to the controlling interest in income of consolidated entity	$258.5	$247.1	$142.9

Our fiscal year is the 52 or 53 week period ending on the last Saturday in August.

Fiscal Year Ended August 27, 2011 Compared to Fiscal Year Ended August 28, 2010

General.  Net income for the fiscal year ended ended August 27, 2011 was approximately $259.0 million compared to net income of approximately $248.0 million for the fiscal year ended August 28, 2010, an increase of approximately $11.0 million, or 4.4%.

Total costs and expenses of approximately $6,576.5 million for the fiscal year ended August 27, 2011, were 96.0% of net sales compared to approximately $5,536.9 million for the fiscal year ended August 28, 2010, or 95.3% of net sales.  Continued stable demand for beef products and increases in cattle prices during the the fiscal year 2011 as compared to the fiscal 2010 resulted in an increase in the percentage of total costs to net sales during the period.

Net Sales.  Net sales were approximately $6,849.5 million for the fiscal year ended August 27, 2011 compared to approximately $5,807.9 million for the fiscal year ended August 28, 2010, an increase of approximately $1,041.6 million, or 17.9%.  The increase in net sales resulted primarily from a 16.7% increase in the net sales per head during the fiscal year ended August 27, 2011 compared to the same period in the prior year, as the demand for beef products remained strong, and price of beef products increased during the period.

Cost of Sales.  Cost of sales was approximately $6,473.3 million for the fiscal year ended August 27, 2011 compared to approximately $5,438.0 million for the fiscal year ended August 28, 2010, an increase of approximately $1,035.3 million, or 19.0%.   The increase was primarily a result of an approximately 19.1% increase in average cattle prices during the period compared to the prior period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $52.0 million for the fiscal year ended August 27, 2011 compared to approximately $49.3 million for the fiscal year ended August 28, 2010, an increase of approximately $2.7 million, or 5.5%. This increase is primarily the result of an approximately $1.9 million increase in salaries, an approximately $1.0 million increase in travel related expenditures, offset by an approximately $0.8 million reduction in bad debt expense.

Depreciation and Amortization Expense.  Depreciation and amortization expenses were approximately $51.2 million for the fiscal year ended August 27, 2011 compared to approximately $49.6 million for the fiscal year ended August 28, 2010, an increase of approximately $1.6 million, or 3.2%.  Depreciation expense increased due to assets being placed into service during fiscal year 2011, primarily at our three beef plants and two case ready plants.

Operating Income.  Operating income was approximately $273.0 million for the fiscal year ended August 27, 2011 compared to operating income of approximately $271.0 million for the fiscal year ended August 28, 2010, an increase of approximately $2.0 million, or 0.7%.

Interest Expense.  Interest expense was $11.7 million for fiscal year 2011 compared to $14.8 million for fiscal year 2010, a decrease of $3.1 million, or 20.9%.  The decrease in interest expense during fiscal year 2011 as compared to the fiscal year 2010 was due primarily to a decrease of approximately 1.39% of the average daily interest rate during the period.

Other, net.  Other, net non-operating income was $0.2 million in the fiscal year ended August 27, 2011 compared to other, net non-operating expense of $7.3 million in the fiscal year ended August 28, 2010, an increase of $7.5 million. Other non-operating income, net for fiscal year 2011 primarily includes approximately $1.5 million of income related to gains on the sale of fixed assets, offset by an expense of approximately $0.8 million related to an abandoned IPO effort. Other non-operating expense, net for fiscal year 2010 primarily includes approximately $2.4 million related to tannery litigation and approximately $2.2 million related to an abandoned IPO effort.  In addition, other non-operating expense, net includes approximately $3.3 million accrued for a potential settlement of a dispute with the city of Dodge City, Kansas pertaining to the transfer of certain water rights.

Income Tax Expense/Benefit.  Income tax expense was $2.5 million for the fiscal year ended August 27, 2011 compared to income tax expense of $0.9 million for the same period of fiscal year 2010, an increase of $1.6 million resulting from an increase in taxable income at National Carriers.  Income tax expense is recorded on taxable income from National Carriers, which is organized as a C Corporation, and the apportioned taxable income of NBP by certain states which impose privilege taxes.

Net Income.  As a result of the factors described above, net income for fiscal year 2011 was approximately $259.0 million compared to net income of approximately $248.0 million for fiscal year 2010, an increase of approximately $11.0 million.

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

Other—the Other segments of NBP consists of the operations of National Carriers, National Elite, a provider of transportation logistics services, and Kansas City Steak.

Eliminations—this line item includes eliminations of inter-segment and intra-segment activity resulting from the consolidation process.

The following table represents segment results for the periods indicated (amounts in thousands):

	52 weeks ended August 27, 2011	52 weeks ended August 28, 2010	52 weeks ended August 29, 2009
Net sales:
Core beef	$7,003,430	$5,927,646	$5,494,866
Other	246,964	228,119	239,406
Eliminations	(400,927)	(347,836)	(284,994)
Total net sales	$6,849,467	$5,807,929	$5,449,278
Depreciation and amortization:
Core beef	$47,622	$46,521	$42,128
Other	3,573	3,095	2,240
Total depreciation and amortization	$51,195	$49,616	$44,368
Operating income:
Core beef	$268,192	$266,848	$167,394
Other	4,765	4,166	7,323
Total operating income	272,957	271,014	174,717
Interest income	15	37	173
Interest expense	(11,708)	(14,769)	(23,344)
Other, net	305	(7,344)	(6,468)
Total income before taxes	$261,569	$248,938	$145,078
	August 27, 2011	August 28, 2010
Assets:
Core beef	$950,354	$868,902
Other	50,067	44,776
Eliminations	(1,656)	(986)
Total assets	$998,765	$912,692

Fiscal Year Ended August 27, 2011 Compared to Fiscal Year Ended August 28, 2010

Core Beef

Net Sales.  Net sales for Core Beef were approximately $7,003.4 million in fiscal year 2011 compared to approximately $5,927.6 million in fiscal year 2010, an increase of $1,075.8 million or 18.1%.  The increase in net sales resulted primarily from a 16.7% increase in the net sales per head during the fiscal year ended August 27, 2011 compared to the same period in the prior year, as the demand for beef products remained strong, and price of beef products increased during the period.

Depreciation and Amortization.  Depreciation and amortization of Core Beef was approximately $47.6 million in fiscal year 2011 as compared to approximately $46.5 million in fiscal year 2010, an increase of $1.1 million or 2.4%.  Depreciation expense increased due to assets being placed into service at our three beef processing plants and two case ready plants during fiscal year 2011.

Operating Income.  Operating income for Core Beef was approximately $268.2 million in fiscal year 2011 compared to $266.8 million in fiscal year 2010, an increase of $1.4 million or 0.5%.

Other

Net Sales.  Net sales for Other were $247.0 million in fiscal year 2011 compared to $228.1 million in fiscal year 2010, a increase of $18.9 million or 8.3%.  The increase was due to an increase in sales at both our transportation operation and at our portion control beef facility during fiscal year 2011 as compared to fiscal year 2010.

Depreciation and Amortization.  Depreciation and amortization for Other was $3.6 million in fiscal year 2011 as compared to $3.1 million in fiscal year 2010, an increase of $0.5 million or 16.1%.  Depreciation expense increased due to assets being placed into service, primarily at our transportation company during fiscal year 2011.

Operating Income.  Operating income for Other was $4.8 million in fiscal year 2011 compared to $4.2 million in fiscal year 2010, an increase of $0.6 million or 14.3%.  The increase in operating income was primarily due to increased sales at both our transportation operation and portion control beef facility, as well as a decrease in selling, general, and administrative expenses at our transportation operation during the fiscal year ended August 27, 2011.

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

Liquidity and Capital Resources

As of August 27, 2011, we had net working capital (the excess of current assets over current liabilities) of approximately $233.2 million, which included cash and cash equivalents of $50.7 million, with $26.3 million in distributions payable.  As of August 28, 2010, we had net working capital of approximately $180.2 million, which included cash and cash equivalents of $20.4 million, with $27.4 million in distributions payable.  Our primary sources of liquidity are cash flow from operations and available borrowings under our amended and restated credit facility, or Credit Facility.

As of August 27, 2011, we had $360.4 million of long-term debt, of which $38.5 million was classified as a current liability.  As of August 27, 2011, our Credit Facility consisted of a $375.0 million term loan, of which $342.3 million was outstanding and a $250.0 million revolving line of credit loan, which had no outstanding borrowings, outstanding letters of credit of $24.1 million and available borrowings of $225.9 million, based on the most restrictive financial covenant calculations.  Cash flows from operations and borrowings under our Credit Facility have funded our acquisitions, working capital requirements, capital expenditures and other general corporate purposes.  We were in compliance with all of our financial covenants under our Credit Facility as of August 27, 2011.

Effective June 4, 2010, we amended and restated the Credit Facility to increase the maximum borrowings under the facility by increasing the revolving line of credit to $250 million and the availability under the term loan to $375 million

($342.3 million of which was outstanding  as of August 27, 2011). Based on the borrowing base tests in the amended and restated Credit Facility, $225.9 million of the revolving line of credit was available at August 27, 2011.

On June 10, 2011, the Company's Credit Facility was amended and restated to: (1) reduce the applicable margin by up to 0.75% for “LIBOR Rate” advances and “Base Rate” advances, (2) revise the “fixed charge coverage ratio” covenant provisions to provide the Company credit of up to $30 million for maintaining net asset borrowing base levels that exceed the lenders' aggregate credit commitments under the Credit Facility and (3) extend the maturity date of the Credit Facility to June 4, 2016.

In addition to outstanding borrowings under the Credit Facility, we had outstanding borrowings under industrial revenue bonds of $12.2 million and capital lease and other obligations of $5.9 million as of August 27, 2011.

Capital spending through fiscal 2012 is expected to be approximately $75.0 million. These expenditures are planned primarily for plant expansion (including funding a portion of the remaining expansion costs for our St. Joseph plant), equipment renewals and improvements.  We believe available borrowings under the Credit Facility and cash provided by operating activities will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. Our ability to generate sufficient cash, however, is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control. For a review of our obligations that affect liquidity, please see the ‘‘Cash Payment Obligations’’ table below.

Operating Activities

Net cash provided by operating activities was $273.4 million in fiscal 2011 as compared to $244.5 million in fiscal 2010.  The $28.9 million increase was primarily due to approximately $11.0 million of additional net income in fiscal 2011 as compared to fiscal 2010, and an increase in the change in other assets and inventories by approximately $50.5 million, and $13.8 million respectively. These increases were offset by a decrease in the change in accrued compensation and benefits and other accrued expenses by approximately $28.7 million and $20.9 million respectively.

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

Investing Activities

Net cash used in investing activities was $63.2 million in fiscal 2011 as compared to $48.1 million in fiscal 2010, an increase of $15.1 million. The increase was primarily due to an increase in capital expenditures by approximately $18.8 million during 2011 compared to 2010, offset by an increase in proceeds from the sale of property, plant and equipment of approximately $3.7 million in 2011 compared to 2010.

Net cash used in investing activities was $48.1 million in fiscal year 2010 as compared to $50.4 million in fiscal year 2009, a decrease of $2.3 million. The decrease was primarily attributable to the acquisition of National Beef Leathers for approximately $11.0 million during 2009, offset by approximately $8.7 million additional capital expenditures during 2010 compared to 2009.

Financing Activities

Net cash used in financing activities was approximately $179.9 million in fiscal 2011 compared to net cash used in financing activities of $193.3 million in fiscal 2010.  The decrease in cash used in financing activities was primarily attributable to an approximate $119.2 million decrease in net payments on the term loan, and a $66.9 million purchase and cancelation of senior notes during fiscal 2010. These changes are offset by an increase in revolver payments of $24.8 million, as well as an increase in member distributions of approximately $143.2 million.

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

On June 10, 2011, the Company's Credit Facility was amended and restated to: (1) reduce the applicable margin by up to 0.75% for “LIBOR Rate” advances and “Base Rate” advances, (2) revise the “fixed charge coverage ratio” covenant provisions to provide the Company credit of up to $30 million for maintaining net asset borrowing base levels that exceed the lenders' aggregate credit commitments under the Credit Facility in the calculation of the fixed charge coverage ratio and (3) extend the maturity date of the Credit Facility to June 4, 2016. The related financing charges of approximately $0.8 million will be amortized over the life of the loan.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin. The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different ratios of funded debt to EBITDA. As of August 27, 2011, the interest rates for the term loan was approximately 1.96%.

The borrowings under the revolving loan are available for our working capital requirements, capital expenditures and other general corporate purposes. The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory. The Credit Facility is secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries.

Effective as of the June 10, 2011 amendment, the principal amount outstanding under the term loan is due and payable in equal quarterly installments of $9.25 million. All outstanding loan amounts are due and payable on June 4, 2016. Prepayment of the loans is allowed at any time.

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

The Credit Facility contains customary events of default, including, without limitation, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default of other indebtedness that would permit acceleration of such indebtedness, the occurrence of one or more unstayed or undischarged judgments in excess of $3.0 million, changes in custody or control of the Company’s property, changes in control of the Company, failure of any of the loan documents to remain in full force, and the Company’s failure to properly fund its employee benefit plans. The Credit Facility also includes customary provisions protecting the lenders against increased costs or loss of yield resulting from changes in tax, reserve, capital adequacy and other requirements of law.

Industrial Revenue Bonds

Effective December 30, 2004, we entered into a transaction with the City of Dodge City, Kansas, designed to provide NBP property tax savings.  Under the transaction, the City issued $102.3 million in bonds due in December 2019, used the proceeds to purchase our Dodge City facility (“the facility”) and leased the facility to us for an identical term under a capital lease.  We purchased the City’s bonds with proceeds of our term loan under the Credit Facility.  Because the City has assigned the lease to the bond trustee for our benefit as the sole bondholder, we effectively control enforcement of the lease against ourselves.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in our consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.  The transaction provides us with property tax exemptions for the leased facility that, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on our behalf to fund the purchase of equipment and construction of improvements at our facilities in those cities. These bonds were issued in 1999 and 2000 in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively.  Because each series of bonds is backed by a letter of credit under our Credit Facility, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity.  As of August 27, 2011, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million, and the $5.9 million series were paid at maturity on October 1, 2009. Pursuant to a lease agreement, we lease the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 0.3% in fiscal 2011. We have the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, we assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal 2011 was 0.3%.  These bonds have a maturity date of October 1, 2016.  We have the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

On December 17, 2010, National Beef Leathers, LLC, or Leathers, a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings.  Under the transaction, the city of St. Joseph issued $14.5 million in bonds due in December 2022, used the proceeds to purchase our equipment within our Leathers facility and subsequently leased the equipment back to us for an identical term under a capital lease.  We purchased the city of St. Joseph bonds with proceeds of our term loan under the Credit Facility.  Because the city of St. Joseph has assigned the lease to the bond trustee for our benefit as the sole bondholder, we effectively control enforcement of the lease against ourselves.  As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.

Utilities Commitment

Effective December 30, 2004, we finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems we have committed to make a series of service charge payments totaling $19.3 million over a 20 year period. Payments of $0.8 million, $1.7 million and $1.4 million were made in fiscal years 2011, 2010, and 2009, respectively.  Payments under the commitment for fiscal years 2012 through 2016 will be $0.8 million per year, with the remaining balance of $6.5 million to be paid in subsequent years.

10 ½% Senior Notes

During fiscal year 2010 we purchased and cancelled the remaining approximately $66.9 million of our senior notes.

Cash Payment Obligations

The following table describes our cash payment obligations as of August 27, 2011 (in thousands):

	Total	Year 1 FY12	Year 2 FY13	Year 3 FY14	Year 4 FY15	Year 5 FY16	After Year 5
Term loan facility	$342,250	$37,000	$37,000	$37,000	$37,000	$194,250	$—
Interest on long-term debt (1)	24,868	6,506	5,766	5,026	4,286	3,284	—
Revolving credit facility	—	—	—	—	—	—	—
Industrial Revenue Bonds	12,245	—	—	—	3,430	—	8,815
Capital leases (including interest)	6,544	1,775	1,745	3,024	—	—	—
City of Brawley loan	80	40	40	—	—	—	—
Operating leases	40,824	12,811	9,592	8,578	5,228	1,953	2,662
Purchase commitments	17,695	17,695	—	—	—	—	—
Cattle commitments (2)	73,407	73,407	—	—	—	—	—
Utilities commitment	10,573	820	818	816	816	815	6,488
Total	$528,486	$150,054	$54,961	$54,444	$50,760	$200,302	$17,965
 ____________________________________

(1)	Computed based on scheduled maturities and current effective interest rates.

(2)
We make a verbal commitment to cattle producers to purchase cattle about one week in advance of delivery of the live animals to our plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at our facilities.  This amount approximates our outstanding cattle commitments at August 27, 2011.

Off-Balance Sheet Arrangements

As of August 27, 2011 we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Inflation

We believe our results of operations are not materially affected by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our operations in fiscal 2011, 2010 and 2009. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse affect on our business, financial condition and results of operations.

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

We use a sensitivity analysis to evaluate the effect that changes in the market value of commodities will have on these commodity derivative instruments.  We feel the sensitivity analysis appropriately reflects the potential market value exposure associated with the use of derivative instruments.  As of August 27, 2011 and August 28, 2010, the potential change in the fair value of applicable commodity derivative instruments, assuming a hypothetical 10% decrease in the underlying commodity price in each year, was $11.6 million and $0.3 million, respectively.

Interest Rates.  As a result of our normal borrowing and leasing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through our regular financing activities. We generally maintain limited investments in cash and cash equivalents.

We have long-term debt with variable interest rates. Short-term debt is primarily comprised of the current portion of long-term debt maturing twelve months from the balance sheet date.  Our variable interest expense is sensitive to changes in the general level of interest rates.   As of August 27, 2011, the weighted average interest rate on our $354.5 million of variable interest debt was approximately 1.90%.  As of August 28, 2010, the weighted average interest rate on our $239.2 million of variable rate debt was approximately 2.77%

We had total interest expense of approximately $11.7 million, $14.8 million and $23.3 million in fiscal 2011, 2010 and 2009, respectively.  The estimated increase in interest expense from a hypothetical 200 basis point increase in applicable variable interest rates would have been approximately $7.4 million, $5.6 million and $4.9 million in fiscal 2011, 2010 and 2009, respectively.

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

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them, in a timely manner, to material information required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in our internal control over financial reporting during the thirteen weeks ended August 27, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 27, 2011.  In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of August 27, 2011, the Company’s internal control over financial reporting was operating effectively.

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

	Age as of
Name	August 27, 2011	Positions
Timothy M. Klein	54	President, Chief Executive Officer and Manager

Simon P. McGee	44	Chief Financial Officer

Jay D. Nielsen	56	Chief Accounting Officer and Treasurer

Terry L. Wilkerson	60	Chief Operating Officer

David L. Grosenheider	54	Executive Vice President, Business Planning and Analysis

Monte E. Lowe	53	Executive Vice President, Sales and Marketing

Michael J. Eckman	61	Executive Vice President, Human Resources

Bret G. Wilson	52	Vice President, General Counsel and Secretary

Steven D. Hunt	52	Chairman of Board of Managers

Richard A. Jochum	51	Manager

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

Simon P. McGee has served as our Chief Financial Officer since February 2011, and has previously served as our Executive Vice President, Corporate Strategy and Acquisitions from April 2010 through February 2011. Mr. McGee served as our Senior Vice President, Corporate Strategy and Acquisitions from September 2009 to April 2010 and as our Vice President, Corporate Strategy and Acquisitions from 2006 to 2009. Prior to joining the Company, from 1999 to 2006, Mr. McGee served as an investment banker with Christenberry Collet & Company, Inc., an investment banking firm providing strategic corporate finance consulting on merger and acquisition and capital markets projects for middle-market public and private corporate clients. From 1988 to 1999, Mr. McGee was the founder and majority owner of McGee Ranch Company, Inc., a seedstock and commercial cow-calf enterprise.

Jay D. Nielsen has served as our Chief Accounting Officer and Treasurer since February 2011 and has previously served as our Chief Financial Officer from 1997 through February 2011. Mr. Nielsen joined Hyplains Beef, LLC in 1992. Mr. Nielsen’s previous experience in the meat industry includes positions at ConAgra Foods, Inc., where he served as Controller of Armour Food Company from 1988 to 1991, and at EA Miller, Inc., a beef slaughter and fabrication business, where he served as Transportation Brokerage Manager from 1986 to 1988.

Terry L. Wilkerson has served as our Chief Operating Officer since February 2011 and has previously served as our Executive Vice President, Operations of the Company from March 2006 through February 2011. Mr. Wilkerson served as the Executive Vice President, Strategic Business Development of the Company from April 2005 to March 2006. From 1998 to 2005, Mr. Wilkerson served as the Company’s Executive Vice President of Operations. Mr. Wilkerson began his career with Excel Corporation (Cargill Meat Solutions) and held various operational positions within that company from 1974 to 1998. While at Cargill, he served as HR Director, Production Superintendent, Slaughter Operations Manager, General Manager/VP, Friona Division, General Manager of the Buena Vista Poultry Complex, VP of Transportation/Logistics, and VP of Logistics/IT.

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

Audit Committee

The Board of Managers has established an audit committee consisting of Messrs. Hunt and Jochum, even though it is not required to do so. The Board of Managers has determined that Mr. Hunt is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission, but is not independent as defined by NASDAQ.

Code of Ethics

NBP has adopted a corporate code of ethics for its principal executive officer, principal financial officer and principal accounting officer or controller within the meaning of the rules and regulations of the Securities and Exchange Commission.  A copy of the Code may be obtained, without charge, upon written request to Bret G. Wilson, Vice President, General Counsel and Secretary, National Beef Packing Company, LLC, P.O. Box 20046, Kansas City, Missouri 64195.

ITEM 11.               EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This section provides a discussion of the background and objectives of our compensation programs for senior management, including the following officers whom we refer to as our named executive officers:

Name	Title
Timothy M. Klein	President and Chief Executive Officer
Simon P. McGee	Chief Financial Officer
Jay D. Nielsen	Chief Accounting Officer
Terry L. Wilkerson	Chief Operating Officer
David L. Grosenheider	Executive Vice President, Business Planning and Analysis
Monte E. Lowe	Executive Vice President, Sales and Marketing

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

Objectives and Design of Our Compensation Program

Our executive compensation program is designed to attract, retain, and reward talented executives who can contribute to our long-term success and is based on the following general principles:

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

Annual and Long Term Incentives

We maintain an annual incentive plan called the Management Incentive Program for the purpose of providing additional incentive compensation opportunities for our management and professional employees.  With the exception of Mr. Klein, all of our named executive officers participated in the Management Incentive Program for fiscal 2011.  Bonuses are earned under the plan if the Company attains certain minimum profit objectives in the applicable fiscal year, and paid to participants by November 30 following the end of the applicable fiscal year.  The Management Incentive Program was designed to align the interests of management towards the achievement of a common goal of maximizing net income for the Company.  The common goal upon which awards are based in the Management Incentive Program is “pre-bonus net income”.  “Pre-bonus net income” for the relevant business units is net income as normally calculated under generally accepted accounting principles, but before bonus expenses of the Company.  Generally, no bonuses are paid under the Management Incentive Program unless the Company achieves a threshold “pre-bonus net income” determined by the Board prior to or shortly after the beginning of each fiscal year.  Management may recommend to the Board, however, that bonuses be awarded notwithstanding the fact that the Company did not achieve the threshold “pre-bonus net income” in order to provide competitive compensation to employees.  Under the Management Incentive Program for fiscal 2011, $20.0 million in “pre-bonus net income” had to be achieved before bonuses could be paid.  The Company believes “pre-bonus net income” is an appropriate measure of Company performance to utilize in making performance-based compensation decisions as senior management uses the same measure to evaluate the day-to-day performance of the business.  According to the terms of the plan, if the pre-bonus net income threshold is met, a bonus pool is established as a percentage of pre-bonus net income and allocated to the named executive officers who are plan participants in proportion with their salaries relative to other salaried employees of the Company.

We also maintain a long-term incentive plan called the Management Long-Term Incentive Plan, or LTIP.  Participation is determined by the Chief Executive Officer for each fiscal year and is limited solely to key management employees who have a significant impact on the Company’s long-term, strategic results.  With the exception of Mr. Klein, all of our named executive officers participated in this plan for fiscal 2011.

Prior to or shortly after the beginning of each fiscal year, our Chief Executive Officer establishes the performance goals for the fiscal year and allocates to each participant a specified portion of the total incentive pool available for award under our LTIP.  In determining each participant’s portion of the total pool, the Chief Executive Officer considers the participant’s ability to influence overall performance.  The more senior the employee’s position with the Company, the greater the portion of compensation that varies with performance.  The Chief Executive Officer is not required to allocate the entire LTIP incentive pool for a given fiscal year and may reserve a portion to be used for discretionary awards in recognition of extraordinary individual performance.  Amounts earned for any fiscal year vest in three equal installments, with the first tranche vesting at the end of the third year following the year in which the award is earned.  For example, fiscal 2011 awards will vest in equal installments of 33-1/3% each following the end of fiscal years 2014, 2015 and 2016.  Until paid, amounts credited under the LTIP accrue interest at the weighted cost of debt capital for the Company.  An executive will receive his incentive payment in cash at the time of vesting unless he elects to defer receipt of payment by making a timely deferral election in accordance with the terms of the plan.

According to the terms of the plan, if the minimum earnings before interest and taxes, or EBIT, return on invested capital threshold is met, a bonus pool is established as a percentage of the Company’s return on invested capital and allocated to the named executive officers who are plan participants in relation to their shares granted in the plan.  No bonuses will be earned under the LTIP unless the Company attains a return on capital of at least 15%.  In fiscal 2011, $6,325,653 was generated under the formula used to calculate the LTIP.  Of this amount, approximately 3.6% 5.4%, 8.9%, 8.9% and 8.9% was allocated to Messrs. McGee, Nielsen, Wilkerson, Grosenheider and Lowe, respectively.

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

Employment-Related Agreements

Mr. Klein is the only named executive officer of the Company covered by an employment agreement.  Each of our other named executive officers, other than Mr. McGee, are parties to supplemental bonus agreements.

Agreement with Timothy M. Klein

On July 27, 2009, in connection with and effective upon his promotion to Chief Executive Officer, the Company entered into an amendment to Mr. Klein’s employment agreement.  Mr. Klein’s employment agreement provided that he would receive an annual salary of $900,000.    The agreement also provided that Mr. Klein would have an annual bonus opportunity based on our earnings before taxes for each year and long-term bonus opportunities based on our earnings before interest and taxes.  Pursuant to his employment agreement, Mr. Klein’s annual earnings-based bonus was computed applying the formula described in footnote 1 to the Grants of Plan-Based Awards table set forth below. Mr. Klein’s long-term bonus opportunities include the following:

•
If Mr. Klein is continuously employed through the last day of fiscal year 2012, he will be entitled to an additional long-term bonus equal to: (a) if the Company’s cumulative EBIT during the period from the first day of fiscal year 2010 through the last day of fiscal year 2012 exceeds $115,000,000, 4.0% of such excess, up to cumulative EBIT of $150,000,000; plus (b) if such cumulative EBIT exceeds $150,000,000, .75% of such excess.

•
If Mr. Klein is continuously employed through the last day of fiscal year 2014, he will be entitled to an additional long-term bonus equal to: (a) if the Company’s cumulative EBIT during the period from the first day of fiscal year 2013 through the last day of fiscal year 2014 exceeds $76,667,000, 4.0% of such excess, up to cumulative EBIT of $100,000,000; plus (b) if such cumulative EBIT exceeds $100,000,000, .75% of such excess.

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

Timing of Compensation Decisions

Prior to or shortly after the beginning of each fiscal year, the Board and our Chief Executive Officer review prior year performance and authorize the distribution of annual and long-term incentives, if any, for the prior year.  Any changes in base salaries may also be considered at this time.  The Board and Chief Executive Officer may deviate from this general practice when appropriate under the circumstances.

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

The foregoing report is provided by the following managers, who constitute the Board:

Steven D. Hunt
Richard A. Jochum
Timothy M. Klein

Summary Compensation Table

The table below sets forth information regarding the fiscal year compensation for our named executive officers.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Timothy M. Klein,	2011	$900,000	—	$3,018,418	$10,742	$3,929,160
President and Chief Executive Officer	2010	$900,000	—	$2,879,748	$5,892	$3,785,640
	2009	$565,385	—	$4,137,310	$6,309	$4,709,004
				(2)	(3)

Simon P. McGee, Chief	2011	$365,385	—	$596,062	$8,690	$970,137
Financial Officer				(4)	(5)

Jay D. Nielsen, Chief	2011	$325,000	—	$925,099	$7,882	$1,257,981
Accounting Officer	2010	$307,981	—	$668,322	$7,542	$983,845
	2009	$190,000	—	$257,667	$5,509	$453,176
				(6)	(7)

Terry L. Wilkerson,	2011	$419,231	—	$1,504,750	$9,767	$1,933,748
Chief Operating Officer	2010	$324,038	—	$918,849	$11,332	$1,254,219
	2009	$275,000	—	$402,601	$11,110	$688,711
				(8)	(9)

David L. Grosenheider,	2011	$338,462	—	$1,425,329	$8,151	$1,771,942
Executive Vice President, Business Planning and	2010	$324,038	—	$918,849	$6,540	$1,249,427
Analysis	2009	$266,347	—	$397,063	$6,635	$670,045
				(10)	(11)

Monte E. Lowe,	2011	$365,385	—	$1,451,803	$16,583	$1,833,771
Executive Vice President, Sales and Marketing	2010	$324,038	—	$918,849	$5,882	$1,248,769
	2009	$266,347	—	$397,063	$6,443	$669,853
				(12)	(13)
 ________________________________________

(1)	Salaries are paid on a weekly basis. Fiscal years 2011, 2010 and 2009 consisted of 52 weeks.

(2)	Represents annual earning-based bonuses of $4,137,310, $2,879,748, and $3,018,418 in fiscal years 2009, 2010 and 2011, respectively.

(3)
Comprised of a Company matching payment toward a 401(k) retirement plan of $4,600, $4,510 and $9,360 in fiscal years 2009, 2010 and 2011, respectively, as well as a premium payment of life insurance benefit of $1,709, $1,382 and $1,382 in fiscal years 2009, 2010 and 2011, respectively.

(4)
Comprised of $225,916 earned under the Management Long-term Incentive Plan for fiscal year 2011, plus $10,861 of accrued interest with respect to fiscal year 2011, attributable to amounts credited on the executive's behalf under the Management Long-Term Incentive Plan for prior fiscal years. In additions the amount includes $359,285 earned in fiscal year 2011 under our Management Incentive Program.

(5)	Comprised of a Company matching payment toward a 401(k) retirement plan of $7,308 for fiscal year 2011, as well as a premium payment of life insurance benefit of $1,382 in fiscal year 2011.

(6)
Comprised of $124,668, $338,857 and $338,874 earned under the Management Long-Term Incentive Plan for fiscal years 2009, 2010 and 2011, respectively, plus $11,397, $12,228 and $16,651 of accrued interest with respect to fiscal years 2009, 2010 and 2011, respectively, attributable to amounts credited on the executive’s behalf under the Management Long-Term Incentive Plan for prior fiscal years.  In addition the amounts include $121,602, $317,237 and $319,574 earned in fiscal years 2009, 2010 and 2011, respectively, under our Management Incentive Program, and $0, $0 and $250,000 earned in fiscal years 2009, 2010 and 2011, respectively, under our Supplemental Bonus Agreement.

(7)
Comprised of a Company matching payment toward a 401(k) retirement plan of $3,800, $6,160 and $6,500 for fiscal years 2009, 2010 and 2011, respectively, as well as a premium payment of life insurance benefit of $1,709, $1,382 and $1,382 in fiscal years 2009, 2010 and 2011, respectively.

(8)
Comprised of $207,779, $564,762 and $564,790 earned under the Management Long-Term Incentive Plan in fiscal years 2009, 2010 and 2011, respectively, plus $18,819, $20,310 and $27,728 of accrued interest with respect to fiscal years 2009, 2010 and 2011, respectively, attributable to amounts credited on the executive’s behalf under the Management Long-Term Incentive Plan for prior fiscal years.  In addition the amounts include $176,003, $333,777 and $412,232 earned in fiscal years 2009, 2010 and 2011, respectively, under our Management Incentive Program, and $0, $0 and $500,000 earned in fiscal years 2009, 2010 and 2011, respectively, under our Supplemental Bonus Agreement.

(9)
Comprised of a Company matching payment toward a 401(k) retirement plan of $4,600, $5,148 and $8,385 in fiscal years 2009, 2010 and 2011, respectively, as well as a premium payment of life insurance benefit of $6,510, $6,184 and $1,382 in fiscal years 2009, 2010 and 2011, respectively.

(10)
Comprised of $207,779, $564,762 and $564,790 earned under the Management Long-Term Incentive Plan in fiscal years 2009, 2010 and 2011, respectively, plus $18,819, $20,310 and $27,728 of accrued interest with respect to fiscal years 2009, 2010 and 2011, respectively, attributable to amounts credited on the executive’s behalf under the Management Long-Term Incentive Plan for prior fiscal years.  In addition the amounts include $170,465, $333,777 and $332,811 earned in fiscal years 2009, 2010 and 2011, respectively, under our Management Incentive Program, and $0, $0 and $500,000 earned in fiscal years 2009, 2010 and 2011, respectively, under our Supplemental Bonus Agreement.

(11)
Comprised of a Company matching payment toward a 401(k) retirement plan of $4,927, $5,158 and $6,769 in fiscal years 2009, 2010 and 2011, respectively, as well as a premium payment of life insurance benefit of $1,708, $1,382 and $1,382 in fiscal years 2009, 2010 and 2011, respectively.

(12)
Comprised of $207,779, $564,762 and $564,790 earned under the Management Long-Term Incentive Plan in fiscal years 2009, 2010 and 2011, respectively, plus $18,819, $20,310 and $27,728 of accrued interest with respect to fiscal years 2009, 2010 and 2011, respectively, attributable to amounts credited on the executive’s behalf under the Management Long-Term Incentive Plan for prior fiscal years.  In addition the amounts include $170,465, $333,777 and $359,285 earned in fiscal years 2009, 2010 and 2011, respectively, under our Management Incentive Program, and $0, $0 and $500,000 earned in fiscal years 2009, 2010 and 2011, respectively, under our Supplemental Bonus Agreement.

(13)
Comprised of a company matching payment toward a 401(k) retirement plan of $4,735, $4,500 and $10,400 in fiscal years 2009, 2010 and 2011, respectively, as well as a premium payment of life insurance benefit of $1,708, $1,382 and $6,183 in fiscal years 2009, 2010 and 2011, respectively.

Grants of Plan-Based Awards

The table below sets forth information regarding grants of non-equity plan-based awards made to our named executive officers during fiscal 2011.  The Summary Compensation Table above reflects the actual dollar amounts earned under our annual and long-term incentive plans.

Name and		Estimated Future Payouts Under Non- Equity Incentive Plan Awards
Principal Position	Grant Type/Date	Threshold ($)	Target ($)		Maximum ($)
Timothy M. Klein	—	—	3,018,418	(1)	—

Simon P. McGee	MIP / -	—	359,285	(2)	—
	LTIP / -		225,916	(3)

Jay D. Nielsen	MIP / -	—	319,574	(2)	—
	LTIP / -		338,874	(3)
	Supplemental / -		250,000	(4)

Terry L. Wilkerson	MIP / -	—	412,232	(2)	—
	LTIP / -		564,790	(3)
	Supplemental / -		500,000	(4)

David L. Grosenheider	MIP / -	—	332,811	(2)	—
	LTIP / -		564,790	(3)
	Supplemental / -		500,000	(4)

Monte E. Lowe	MIP / -	—	359,285	(2)	—
	LTIP / -		564,790	(3)
	Supplemental / -		500,000	(4)
 __________________________________

(1)
Pursuant to Mr. Klein’s employment agreement, he is entitled to an annual bonus for fiscal year 2011 based on the following formula: (a) if the Company’s cumulative earnings before taxes, or EBT, during any such fiscal year exceeds $20,000,000, 2% of such excess, up to EBT of $80,000,000; plus (b) if such cumulative EBT exceeds $80,000,000, 1% of such excess.  There are no threshold, target or maximum amounts.  The amount shown was earned in fiscal year 2011 from the annual incentive calculation.

(2)
Executive is a participant in our Management Incentive Program, which is described under the heading “Annual and Long-Term Incentives” in our Compensation Discussion and Analysis.  Amounts earned under the Management Incentive Plan are determined as a percentage of a bonus pool that is established on the basis of our pre-bonus net income for the year assuming a minimum level of pre-bonus net income is attained. There are no threshold, target or maximum amounts.  The amount shown was calculated for fiscal year 2011 based on the formula.

(3)
Executive is a participant in our Management Long-Term Incentive Program, which is described under the heading “Annual and Long-Term Incentives” in our Compensation Discussion and Analysis.  Amounts earned under the Management Long-Term Incentive Program are determined as a percentage of the Company’s return on invested capital, assuming a minimum EBIT level is attained. There are no threshold, target or maximum amounts. The amount shown was calculated for fiscal year 2011 based on the formula.

(4)
Executive is a participant in our Supplemental Bonus Agreement, which is described under the heading "Supplemental Bonus Agreements" in our Compensation Discussion and Analysis. Amounts earned under the Supplemental Bonus Agreement are determined based upon agreements entered into with each of the participants. There are no threshold, target or maximum amounts. The amount shown was earned for fiscal year 2011 based on the agreement.

Option Exercises and Stock Vested

The Company has not utilized stock options, restricted shares or similar equity-based awards for our named executive officers and there were no such awards exercised or vested during fiscal 2011.

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

Name and Principal Position	Executive contributions in last fiscal year ($)	Registrant contributions in last fiscal year ($)		Aggregate earnings in last fiscal year ($)		Aggregate withdrawals/ Distributions ($)		Aggregate balance at fiscal year end ($)
Simon P. McGee		225,916	(1)	10,861	(2)	10,160	(3)	651,032	(4)
Jay D. Nielsen	—	338,874	(1)	16,651	(2)	27,078	(3)	988,642	(4)
Terry L. Wilkerson	—	564,790	(1)	27,728	(2)	44,341	(3)	1,646,930	(4)
David L. Grosenheider	—	564,790	(1)	27,728	(2)	44,341	(3)	1,646,930	(4)
Monte E. Lowe	—	564,790	(1)	27,728	(2)	44,341	(3)	1,646,930	(4)
 _____________________________

(1)
This amount represents the amount awarded to the executive under our Management Long-Term Incentive Plan for fiscal 2011.  This amount is also included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

(2)
This amount represents accrued interest on the incentive bonuses credited on the executive’s behalf under our Management Long-Term Incentive Plan for fiscal 2011 and earlier years.  This amount is also included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

(3)	This amount represents the vested incentive payments paid to executive during fiscal 2011 under our Management Long-Term Incentive Plan.

(4)
This amount represents the aggregate unpaid incentive bonuses (both vested and non-vested) credited on executive’s behalf under our Management Long-Term Incentive Plan for all fiscal years through 2011.

Amounts Deferred under the Long-Term Incentive Plan

The Nonqualified Deferred Compensation table reflects amounts awarded and deferred under the LTIP. Pursuant to the LTIP, three years after the close of the fiscal year in which the award is granted, a participant becomes 33.33% vested.  At the close of each subsequent year, an additional 33.33% of the award vests until the award is fully vested.  Unless a participant elects to receive payment of the vested portions of his or her award for a particular year in cash, all amounts awarded under the plan remain in the plan as an investment in the working capital of the Company, even after such awards have vested.  The amounts that remain in the plan accrue interest at the weighted cost of debt capital, which for fiscal 2011 was 2.61%.  Vested awards remaining in the plan are paid to the participants or their respective beneficiaries upon disability, retirement or death.

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

Potential Payments upon Termination

The following table provides an estimate of the payments and benefits that would be paid to Mr. Klein, assuming an August 27, 2011 termination date, upon voluntary or involuntary termination of employment.  The table does not reflect any payments or benefits that would be paid to our employees generally, including for example accrued salary and vacation pay or normal distribution of account balances under our qualified defined contribution plan.

Name and Principal Position	Termination by executive for good reason ($)	Termination by us without cause ($)	Death or disability ($)
Timothy M. Klein, President and Chief Executive Officer (1)
• Base Salary	2,700,000	2,700,000	900,000
• Incentive Pay	18,425,332	18,425,332	4,945,574
• Fringe Benefits	32,227	32,227	9,767	(2)
• Total	21,157,559	21,157,559	5,855,341
 ________________________________________

(1)	The items shown in this table reflect the Company’s estimated obligations through the term of Mr. Klein’s employment agreement. The term of his agreement expires August 27, 2014.

(2)	Not payable in the event of death.

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

The following table provides certain information as of August 27, 2011 with respect to the beneficial ownership of the membership interests of the Company by (i) each holder known by us who beneficially owns 5% or more of the outstanding voting interests of the Company, (ii) each of the members of our Board of Managers, (iii) each of our named executive officers, (iv) other executive officers who beneficially own membership interests in the Company, and (v) all of the members of our Board of Managers and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

Beneficial Owner	Class B Interest	Percentage of Class
U.S. Premium Beef, LLC	10,664,475	69%
NBPCo Holdings, LLC (1)	3,810,044	25%
David L. Grosenheider	—	—
Steven D. Hunt	—	—
Richard A. Jochum	—	—
Timothy M. Klein (2)	906,798	6%
John R. Miller	—	—
Simon P. McGee	—	—
Jay D. Nielsen	—	—
Terry L. Wilkerson	—	—
Monte E. Lowe	—	—
All managers and executive officers as a group (8 persons)	15,381,317	100%
______________________________________

(1)	Eldon N. Roth is the controlling stockholder of NBPCo Holdings, LLC and is deemed to beneficially own the interests held by NBPCo Holdings, LLC.

(2)	Mr. Klein holds his interests through TKK Investments, LLC, and TMKCo., LLC, both of which are Missouri limited liability companies that are beneficially owned by Mr. Klein.

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

Class A1 Interests. Class A1 interests are non-voting and are entitled to a priority distribution of 7% per year on the face amount of the Class A1 interests, payable with payment in kind Class A1 interests in lieu of cash if the Company’s EBITDA does not meet certain tests.  For purposes of determining Class B ownership for liquidation or redemption, the Class A1 interests will be deemed to be converted to Class B units at a ratio in the LLC Agreement, but will remain Class A1 interests after such determination.

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

Transactions with U.S. Premium Beef

In December 1997, FNBPC entered into a contract with USPB to purchase a portion of our annual cattle requirements.  In connection with USPB’s purchase of its interest in FNBPC, USPB obtained the right, and became subject to the obligation, if requested, to deliver cattle annually to NBP pursuant to the supply agreement.  USPB now facilitates the delivery of cattle annually to us from its individual producer-owners.  The purchase price for the cattle is determined by our pricing grid, which, under the terms of our supply agreement with USPB, must be competitive with the formula pricing of our competitors and may not be less favorable than formula pricing we offer to other suppliers. The standard market prices on the USPB pricing grid are reported by the USDA and certain adjustments to the market prices are made based on quality and yield of the cattle delivered by USPB members. The supply agreement provides that any disputes between us and USPB relating to the pricing grid shall be resolved by binding arbitration.  During fiscal 2011, we obtained approximately 20% of the cattle we processed from USPB members under our contractual arrangement with USPB.  Any new purchase agreements and payment formulas with USPB must be consistent with our supply agreement existing at the time USPB acquired a majority interest in us on August 6, 2003.

Transactions with Beef Products, Inc.

Since 1994, we have had a business relationship with Beef Products, Inc., or BPI, which is an affiliate of NBPCo Holdings, whereby we sell beef trimmings, referred to as trim, to BPI, primarily at a formula-based price, and we purchase processed lean beef from BPI at negotiated prices for use in our ground beef operations.  Our aggregate sales of trim to BPI totaled approximately $170.2 million, $120.4 million and $96.9 million, respectively, in fiscal 2011, 2010 and 2009.  Our aggregate purchases of processed lean beef from BPI totaled approximately $47.5 million, $40.6 million, and $28.9 million, respectively, in fiscal 2011, 2010 and 2009.

In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants.  In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal 2011, 2010 and 2009, we paid approximately $2.0 million, $1.9 million and $1.7 million, respectively, to BPI in technology and support fees.

Employment of Related Persons

Tom Klein, the brother of Timothy M. Klein, our Chief Executive Officer, serves as Vice President, Value-Added of the Company.  During fiscal years 2011, 2010 and 2009, Tom Klein received compensation in this position of $466,592, $413,243 and $272,810, respectively. Andrew Wilkerson, the son of Terry L. Wilkerson, our Chief Operating Officer, serves as Application Manager of the Company. During fiscal years 2011, 2010, and 2009, Andrew Wilkerson received compensation in this position of $169,154, $169,041, and $123,001, respectively.

See Item 10.  “Directors And Executive Officers of the Registrant” for additional information regarding the independence of our audit committee financial expert.  None of our managers is an “independent director” as defined by NASDAQ.

The Company’s Limited Liability Company Agreement requires consent of certain members for any contract with a member or its affiliates other than arms-length, ordinary course contracts whose terms and conditions are disclosed to the Board of Managers prior to commencement.  In addition, no contract or transaction between the Company and a Manager or its affiliate (or in which they have a material financial interest) is void if the material facts are disclosed to the Board of Managers when the contract is authorized and the contract is approved in accordance with the Limited Liability Company Agreement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP, an independent registered public accounting firm, served as our auditors for the fiscal years ended August 27, 2011 and August 28, 2010.

Type of Service	52 weeks ended August 27, 2011	52 weeks ended August 28, 2010
	(amounts in thousands)
Audit Fees	$367	$455
Audit-Related Fees	—	17
Tax Fees	—	—
All Other Fees	9	905
Total	$376	$1,377

Audit Fees

Audit fees relate to the audit of our consolidated financial statements, the reviews of quarterly reports on Form 10-Q and the review of the annual report on Form 10-K.

Audit-Related Fees

Audit-related fees in fiscal year 2010 primarily relate to consultations on accounting related matters.

Tax Fees

Tax fees relate to tax compliance, tax advice and tax planning services.

All Other Fees

All other fees for fiscal year 2011 relate to workpaper reviews.  All other fees for fiscal year 2010 relate to IPO preparation.

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

10.2*
Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and Jay D. Nielsen (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended August 28, 2010, filed with the SEC on October 29, 2010).
.

10.3*
Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and Terry L. Wilkerson (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended August 28, 2010, filed with the SEC on October 29, 2010).
.

10.4*
Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and David L. Grosenheider (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended August 28, 2010, filed with the SEC on October 29, 2010).
.

10.5*
Supplemental Bonus Agreement dated October 27, 2010 by and between National Beef Packing Company, LLC and Monte E. Lowe (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended August 28, 2010, filed with the SEC on October 29, 2010).
.

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

10.8
First Amendment, dated June 10, 2011, to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2011).

10.9
Limited Waiver and Second Amendment, dated July 7, 2011, to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 28, 2011, filed with the SEC on July 8, 2011)

10.10
Cattle Purchase and Sale Agreement dated as of December 1, 1997 by and among Farmland National Beef Packing Company, L.P. and U.S. Premium Beef, Ltd. (incorporated herein by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-111407) filed with the SEC on December 19, 2003).

10.11(a)
Lease dated as of December 1, 2004 between City of Dodge City, Kansas and National Beef Packing Company, LLC securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.11(b)
Trust Indenture dated as of December 1, 2004 between City of Dodge City, Kansas and Commerce Bank, N.A., as trustee, securing $102,300,000 City of Dodge City, Kansas Industrial Development Revenue Bonds, Series 2004 (National Beef Packing Company, LLC Project) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2005).

10.12*
National Beef Packing Company, LLC Management Incentive Program (incorporated herein by reference to Exhibit 10.18 to Registration Statement on Form S-1 (File No. 333-162443) filed by National Beef, Inc. with the SEC on October 13, 2009).

10.13*
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
_______________________________________
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

Date: November 16, 2011

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Timothy M. Klein	Chief Executive Officer and Manager (Principal Executive Officer)	November 16, 2011
Timothy M. Klein

/s/ Simon P. McGee	Chief Financial Officer (Principal Financial Officer)	November 16, 2011
Simon P. McGee

/s/ Jay D. Nielsen	Chief Accounting Officer (Principal Accounting Officer)	November 16, 2011
Jay D. Nielsen

/s/ Steven D. Hunt	Chairman of the Board of Managers	November 16, 2011
Steven D. Hunt

/s/ Richard A. Jochum	Manager	November 16, 2011
Richard A. Jochum

NATIONAL BEEF PACKING COMPANY, LLC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Managers and Members
National Beef Packing Company, LLC:

We have audited the accompanying consolidated balance sheets of National Beef Packing Company, LLC and subsidiaries, (the Company) as of August 27, 2011 and August 28, 2010, and the related consolidated statements of operations, comprehensive income, members’ (deficit)/capital, and cash flows for the each of the years in the three-year period ended August 27, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Beef Packing Company, LLC and subsidiaries as of August 27, 2011 and August 28, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended August 27, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, effective August 30, 2009, the Company adopted Accounting Standards Codification 810-10-65, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

/s/ KPMG LLP
Kansas City, Missouri
November 16, 2011

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	August 27, 2011	August 28, 2010
Assets
Current assets:
Cash and cash equivalents	$50,662	$20,405
Accounts receivable, less allowance for returns and doubtful accounts of $3,368 and $2,891, respectively	200,254	182,234
Due from affiliates	5,803	4,961
Other receivables	7,448	7,399
Inventories	276,783	232,943
Other current assets	25,975	45,999
Total current assets	566,925	493,941
Property, plant and equipment, at cost:
Land and improvements	35,268	27,310
Buildings and improvements	130,368	118,658
Machinery and equipment	368,082	324,098
Trailers and automotive equipment	3,601	4,921
Furniture and fixtures	11,684	9,998
Construction in progress	39,214	41,727
	588,217	526,712
Less accumulated depreciation	267,875	220,274
Net property, plant and equipment	320,342	306,438
Goodwill	81,242	81,242
Other intangibles, net of accumulated amortization of $13,969 and $13,661, respectively	22,566	22,858
Other assets	7,690	8,213
Total Assets	$998,765	$912,692
Liabilities and Members’ (Deficit)/Capital
Current liabilities:
Current installments of long-term debt	$38,486	$21,382
Cattle purchases payable	73,407	70,208
Accounts payable — trade	81,226	73,522
Due to affiliates	460	718
Accrued compensation and benefits	77,288	78,401
Accrued insurance	17,271	15,048
Other accrued expenses and liabilities	19,242	27,091
Distributions payable	26,341	27,364
Total current liabilities	333,721	313,734
Long-term debt, excluding current installments	321,926	225,090
Other liabilities	1,954	2,443
Total liabilities	657,601	541,267
Capital subject to redemption	351,071	291,746
Members’ (deficit)/ capital:
Members’ (deficit)/capital attributable to NBP	(13,063)	76,894
Accumulated other comprehensive income attributable to NBP	68	23
Noncontrolling interest in Kansas City Steak Company, LLC	3,088	2,762
Total members’ (deficit)/capital	(9,907)	79,679
Total Liabilities and Members' capital	$998,765	$912,692

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	52 weeks ended August 27, 2011	52 weeks ended August 28, 2010	52 weeks ended August 29, 2009
Net sales	$6,849,467	$5,807,929	$5,449,278
Costs and expenses:
Cost of sales	6,473,292	5,438,033	5,187,119
Selling, general and administrative	52,023	49,266	43,074
Depreciation and amortization	51,195	49,616	44,368
Total costs and expenses	6,576,510	5,536,915	5,274,561
Operating income	272,957	271,014	174,717
Other income (expense):
Interest income	15	37	173
Interest expense	(11,708)	(14,769)	(23,344)
Equity in loss of aLF Ventures, LLC	—	—	(61)
Other, net	305	(7,344)	(6,407)
Income before taxes	261,569	248,938	145,078
Income tax expense	2,525	889	923
Net income	259,044	248,049	144,155
Net income attributable to noncontrolling interest	(551)	(963)	(1,292)
Net income attributable to NBP	$258,493	$247,086	$142,863

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	52 weeks ended August 27, 2011	52 weeks ended August 28, 2010	52 weeks ended August 29, 2009
Cash flows from operating activities:
Net income	$259,044	$248,049	$144,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,195	49,616	44,368
Gain on disposal of property, plant and equipment	(1,557)	(75)	(13)
Amortization of debt issuance costs	1,440	1,516	—
Write-off of debt issuance costs	436	496	1,462
Change in assets and liabilities (net of acquisitions):
Accounts receivable	(18,020)	(9,814)	45,602
Due from affiliates	(842)	(429)	2,539
Other receivables	(49)	(234)	(1,773)
Inventories	(43,840)	(57,643)	17,180
Other assets	19,907	(30,617)	1,007
Cattle purchases payable	3,639	4,425	(3,963)
Accounts payable	9,483	653	(804)
Due to affiliates	(258)	(324)	164
Accrued compensation and benefits	(1,113)	27,544	6,402
Accrued insurance	2,223	(1,296)	3,426
Other accrued expenses and liabilities	(8,338)	12,585	4,586
Net cash provided by operating activities	273,350	244,452	264,338
Cash flows from investing activities:
Capital expenditures, including interest capitalized	(68,343)	(49,536)	(40,764)
Acquisition of businesses, net of cash acquired	—	—	(11,007)
Proceeds from sale of property, plant and equipment	5,118	1,399	1,406
Net cash used in investing activities	(63,225)	(48,137)	(50,365)
Cash flows from financing activities:
Net (payments) receipts under revolving credit lines	(27,000)	(2,168)	17,801
Repayments of term note payable	(32,750)	(251,903)	(25,713)
Borrowings under term note payable	175,000	275,000	—
Cash paid for financing costs	(1,261)	(5,194)	(1,343)
Change in overdraft balances	(2,219)	19,773	(13,012)
Purchase and cancellation of Senior Notes	—	(66,855)	(62,542)
Repayments of other indebtedness/capital leases	(1,310)	(6,430)	(8,547)
Member capital redemption	—	(8,000)	(125,484)
Member capital contribution	—	—	75,484
Member distributions	(290,148)	(146,962)	(78,297)
Distributions paid to noncontrolling interest	(225)	(568)	(389)
Net cash used in financing activities	(179,913)	(193,307)	(222,042)
Effect of exchange rate changes on cash	45	24	(24)
Net increase (decrease) in cash	30,257	3,032	(8,093)
Cash and cash equivalents at beginning of period	20,405	17,373	25,466
Cash and cash equivalents at end of period	$50,662	$20,405	$17,373
Supplemental disclosures:
Cash paid during the period for interest	$11,079	$13,839	$23,062
Cash paid (received) during the period for taxes, net of $0, $0, and $925 refunds, respectively	$735	$764	$(118)
Supplemental non-cash disclosures of investing and financing activities:
Assets acquired through capital lease	$187	$139	$70

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Members’ (Deficit)/Capital
(in thousands)

	Capital Subject to Redemption
	Class A	Class A-1	Class B-1	Class B-2 and C (a)	TOTAL
Balance at August 30, 2008	$42,154	$—	$129,376	$15,003	$186,533
Allocation of net income	1,946	516	45,724	1,838	50,024
Class A 5% priority distributions	(1,946)	(516)	—	—	(2,462)
Class B distributions	—	—	(20,270)	(522)	(20,792)
Equity redemption	(8,329)	—	(117,155)	—	(125,484)
Equity contribution	—	19,643	—	—	19,643
Reclass B-2 units to B-1 units (b)	—	—	22,559	(22,559)	—
Appraisal valuation adjustment	(5,029)	(2,588)	77,322	6,240	75,945
Balance at August 29, 2009	$28,796	$17,055	$137,556	$—	$183,407
Allocation of net income	1,687	1,371	73,393	—	76,451
Class A 5% priority distributions	(1,687)	(1,371)	—	—	(3,058)
Class B distributions	—	—	(39,764)	—	(39,764)
Equity redemption	—	—	(8,000)	—	(8,000)
Appraisal valuation adjustment	1,154	363	81,193	—	82,710
Balance at August 28, 2010	$29,950	$17,418	$244,378	$—	$291,746
Allocation of net income	1,687	1,371	75,688	—	78,746
Class A 5% priority distributions	(1,687)	(1,371)	—	—	(3,058)
Class B distributions	—	—	(39,083)	—	(39,083)
Cash Distribution	—	—	(45,999)	—	(45,999)
Appraisal valuation adjustment	242	115	68,362	—	68,719
Balance at August 27, 2011	$30,192	$17,533	$303,346	$—	$351,071

	Members’ (Deficit)/Capital
	Class A	Class A-1	Class B-1	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest KCS	TOTAL
Balance at August 30, 2008	$92,346	$—	$(32,576)	$23	$1,464	$61,257
Allocation of net income	4,721	1,467	86,651	—	1,292	94,131
Class A 5% priority distributions	(4,721)	(1,467)	—	—	—	(6,188)
Class B distributions	—	—	(41,027)	—	—	(41,027)
Equity contribution	—	55,841	—	—	—	55,841
Appraisal valuation adjustment	—	—	(75,945)	—	—	(75,945)
Foreign currency translation adjustments	—	—	—	(24)	—	(24)
Distributions paid to noncontrolling interest	—	—	—	—	(389)	(389)
Balance at August 29, 2009	$92,346	$55,841	$(62,897)	$(1)	$2,367	$87,656
Allocation of net income	4,721	3,898	162,016	—	963	171,598
Class A 5% priority distributions	(4,721)	(3,898)	—	—	—	(8,619)
Class B distributions	—	—	(87,702)	—	—	(87,702)
Appraisal valuation adjustment	—	—	(82,710)	—	—	(82,710)
Foreign currency translation adjustments	—	—	—	24	—	24
Distributions paid to noncontrolling interest	—	—	—	—	(568)	(568)
Balance at August 28, 2010	$92,346	$55,841	$(71,293)	$23	$2,762	$79,679
Allocation of net income	4,721	3,898	171,128	—	551	180,298
Class A 5% priority distributions	(4,721)	(3,898)	—	—	—	(8,619)
Class B distributions	—	—	(88,365)	—	—	(88,365)
Cash Distribution	—	—	(104,001)	—	—	(104,001)
Appraisal valuation adjustment	—	—	(68,719)	—	—	(68,719)
Foreign currency translation adjustments	—	—	—	45	—	45
Distributions paid to noncontrolling interest	—	—	—	—	(225)	(225)
Balance at August 27, 2011	$92,346	$55,841	$(161,250)	$68	$3,088	$(9,907)
 ______________________________________________

(a)	Class B-2 and Class C collectively had equal value and rights as Class B-1.

(b)	Per Fourth Amendment to LLC Agreement

See accompanying notes to consolidated financial statements.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(in thousands)

	52 weeks ended August 27, 2011	52 weeks ended August 28, 2010	52 weeks ended August 29, 2009
Net income	$259,044	$248,049	$144,155
Other comprehensive income (loss):
Foreign currency translation adjustments	45	24	(24)
Comprehensive income	259,089	248,073	144,131
Comprehensive income attributable to the noncontrolling interest	(551)	(963)	(1,292)
Comprehensive income attributable to NBP	$258,538	$247,110	$142,839

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

The Company operates beef slaughter and fabrication facilities in Liberal and Dodge City, Kansas, and Brawley, California, case-ready beef processing facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia and holds a 75% interest in Kansas City Steak Company, LLC, or Kansas City Steak, a portion control processing facility in Kansas City, Kansas.  National Carriers, Inc., or National Carriers, a wholly-owned subsidiary located in Liberal, Kansas, provides trucking services to the Company and third parties and National Elite Transportation, LLC, or National Elite, a wholly-owned subsidiary located in Springdale, Arkansas, provides third-party logistics services to the transportation industry. National Beef Leathers, LLC, or NBL, a wholly-owned subsidiary located in St. Joseph, Missouri, provides wet blue hide tanning services to the Company. As of August 27, 2011, approximately 44% or our employees were represented by collective bargaining agreements.  The Company makes certain contributions for the benefit of employees (see Note 7).

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

USPB holds approximately 69.3% of the Class B interests, as well as Class A and Class A-1 interests, with an aggregate face amount of approximately $150.5 million, NBPCo Holdings owns approximately 24.8% of the Class B interests, as well as Class A and Class A-1 interests, with an aggregate face amount of approximately $51.2 million, and affiliates of Timothy M. Klein own approximately 5.9% of the Class B interests, as well as Class A interests, with an aggregate face amount of approximately $2.3 million.

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

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective August 30, 2009, the Company adopted ASC 810 — Consolidations, which includes ASC 810-10-65 Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.  ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary. ASC 810-10-65 requires noncontrolling interests held by parties other than the parent in subsidiaries be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. The Company’s adoption of ASC 810-10-65 as of August 30, 2009 changed the presentation of the noncontrolling interest. Minority owners’ interest in net income of Kansas City Steak Company, LLC was previously presented as a reduction in the calculation of net income in the Consolidated Statements of Operations and is now presented as net income attributable to noncontrolling interest, which is presented as a reduction of net income to calculate net income attributable to NBP. Corresponding changes have been made to the Consolidated Statements of Cash Flows and Members’ (Deficit)/Capital. The Company has applied the provisions of ASC 810-10-65 prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks, ending on the last Saturday in August.  Fiscal 2011, 2010 and 2009 were 52 week fiscal years.  All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of August 27, 2011 and August 28, 2010, the Company had cash and cash equivalents of $50.7 million and $20.4 million, respectively, as presented in the consolidated balance sheets and consolidated statements of cash flows.

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

The following table represents the rollforward of the allowance for returns and doubtful accounts for the fiscal years ended August 27, 2011, August 28, 2010 and August 29, 2009 (in thousands).

Period Ending	Beginning Balance	Provision	Charge Off	Ending Balance
August 27, 2011	$(2,891)	$(7,584)	$7,107	$(3,368)
August 28, 2010	$(1,511)	$(9,211)	$7,831	$(2,891)
August 29, 2009	$(1,665)	$(6,201)	$6,355	$(1,511)

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

Inventories at August 27, 2011 and August 28, 2010 consisted of the following (in thousands):

	August 27, 2011	August 28, 2010
Dressed and boxed meat products	$173,853	$154,927
Beef by-products	57,009	46,891
Supplies and other	45,921	31,125
Total inventory	$276,783	$232,943

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Property, plant and equipment are depreciated principally on a straight-line basis over the estimated useful life (based upon original acquisition date) of the individual asset by major asset class as follows:

Buildings and improvements	15 to 25 years
Machinery and equipment	2 to 15 years
Trailers and automotive equipment	2 to 4 years
Furniture and fixtures	3 to 5 years

Upon disposition of these assets, any resulting gain or loss is included in other, net (see Note 4).  Major repairs and maintenance costs that extend the useful life of the related assets are capitalized.  Normal repairs and maintenance costs are charged to operations.

The Company capitalizes the cost of interest on borrowed funds which are used to finance the construction of certain property, plant and equipment.  Such capitalized interest costs are charged to the property, plant and equipment accounts and are amortized through depreciation charges over the estimated useful lives of the assets. Interest capitalized was $0.8 million, $0.3 million and $0.3 million for the fiscal years ended August 27, 2011, August 28, 2010 and August 29, 2009, respectively.

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

On June 4, 2010, the Company’s Credit Facility was amended and restated to:  (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; and (5) remove the limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LLP and National Carriers, Inc., as loan parties and guarantors.  The related financing charges of approximately $4.2 million will be amortized over the life of the loan.

During fiscal 2010, the Company repurchased and cancelled the remaining approximately $66.9 million of its senior notes.  Associated with the repurchase and cancellation of these senior notes, the remaining unamortized loans costs of approximately $0.4 million were expensed in other, net in the consolidated statement of operations during the fiscal year ended August 28, 2010.

On June 10, 2011, the Company's Credit Facility was amended and restated to: (1) reduce the applicable margin by up to 0.75% for “LIBOR Rate” advances and “Base Rate” advances, (2) revise the “fixed charge coverage ratio” covenant provisions to provide the Company credit of up to $30 million for maintaining net asset borrowing base levels that exceed the lenders' aggregate credit commitments under the Credit Facility and (3) extend the maturity date of the Credit Facility to June 4, 2016. The related financing charges of approximately $0.8 million will be amortized over the life of the loan.

 Amortization of $1.4 million, $1.5 million and $0.9 million was charged to interest expense during the fiscal years ended August 27, 2011, August 28, 2010 and August 29, 2009, respectively, related to these costs.  The Company had unamortized costs of $5.2 million and $5.3 million included in other assets on the consolidated balance sheets for the fiscal years ended August 27, 2011 and August 28, 2010, respectively.

Goodwill and Other Intangible Assets

ASC 350, Intangibles - Goodwill and Other, provides that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. Identifiable intangible assets with definite lives are amortized over their estimated useful lives.  The Company evaluates goodwill and other indefinite life intangible assets annually for impairment and, if there is impairment, the carrying amount of goodwill and other intangible assets is written down to the implied fair value.  For goodwill, this test involves comparing the fair value of each reporting unit to the unit’s book value to determine if any impairment exists.  The Company calculates the fair value of each reporting unit using estimates of future cash flows.  All of the Company’s goodwill has been allocated to the Core Beef segment. In accordance with ASC 350, goodwill was tested for impairment and, as of August 27, 2011, management determined there was no impairment.

The amounts of goodwill, all allocated to the Core Beef segment, are as follows (amounts in thousands):

	August 27, 2011	August 28, 2010
Beginning balance	$81,242	$81,242
Adjustments	—	—
Ending balance	$81,242	$81,242

The amounts of other intangible assets are as follows (amounts in thousands):

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted	August 27, 2011		August 28, 2010
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	12.9 years	$16,097	$13,969	$16,081	$13,661

Intangible assets not subject to amortization:
Trademarks	Indefinite	20,438	—	20,438	—

Total intangible assets		$36,535	$13,969	$36,519	$13,661

Customer relationships, including contractual and non-contractual relationships, are being amortized using the straight-line method over their useful lives, which range from five to 15 years.  Trademarks are not scheduled for amortization due to their expected indefinite useful life.  In accordance with ASC 350, these trademarks were tested for impairment and, as of August 27, 2011, management determined there was no impairment.

For the fiscal years ended August 27, 2011, August 28, 2010 and August 29, 2009, the Company recognized $0.3 million, $2.2 million and $2.1 million, respectively, of amortization expense on intangible assets. The following table reflects the anticipated amortization expense relative to intangible assets recognized in the Company’s consolidated balance sheet as of August 27, 2011, for each of the next five years and thereafter:

(Amounts in thousands)
Estimated amortization expense for fiscal years ended:
2012	$309
2013(1)	315
2014	262
2015	218
2016	215
Thereafter	809
Total	$2,128
__________________________________

(1)	Fiscal year 2013 consists of 53 weeks

Overdraft Balances

The majority of the Company’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in the trade accounts payable and cattle purchases payable balances, and the change in the related balances are reflected in financing activities on the Company’s consolidated statement of cash flows.  Overdraft balances of $76.8 million and $79.1 million were included in trade accounts and cattle purchases payables at August 27, 2011 and August 28, 2010, respectively.

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

Foreign Currency Translation

The Company has representative offices located in Tokyo, Japan, Seoul, South Korea and Guangzhou, China. The primary activity of these offices is to assist customers with product and order related issues. For foreign operations, the local currency is the functional currency. Translation into U.S. dollars is performed for assets and liabilities at the exchange rates as of the balance sheet date. Income and expense accounts are recorded at average exchange rates for the period.  Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

Income Taxes

The provision for income taxes is computed on a separate legal entity basis.  Accordingly, the separate legal entity of the Company does not provide for income taxes, except for certain states which impose privilege taxes on the apportioned taxable income of NBP, as the results of operations are included in the taxable income of the individual members.  However, to the extent that entities provide for income taxes, deferred tax assets and liabilities are recognized based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse, and are thus included in the consolidated financial statements of the Company.  Based on federal income tax statute of limitations, National Carriers remains subject to examination of its income taxes for calendar years 2010, 2009 and 2008.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. The carrying value of other debt approximates its fair value at August 27, 2011 and August 28, 2010, as substantially all such debt has a variable interest rate.

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

Advertising and Promotion Expenses

Advertising and promotion expenses are charged to operations in the period incurred and were $6.4 million in fiscal 2011, $5.3 million in fiscal 2010, and $4.6 million in fiscal 2009.

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

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS under ASU 2011-04, or ASU 2011-04. ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company's third quarter of fiscal 2012. The amendments in ASU 2011-04 are to be applied prospectively. The adoption of ASU 2011-04 is not expected to have a material effect on the Company's consolidated financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued Presentation of Comprehensive Income under ASU 2011-05 or ASU 2011-05. ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company's first quarter of fiscal 2013. The adoption of ASU 2011-05 is not expected to have a material effect on the Company's condensed consolidated financial statements, but may require a change in the presentation of the Company's comprehensive income from the statement of members' (deficit)/capital, where it is currently disclosed, to the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in ASU 2011-05 are to be applied retrospectively. The adoption of ASU 2011-05 is not expected to have a material effect on the Company's consolidated financial statements.

In September 2011, the FASB issued Testing Goodwill for Impairment under ASU2011-08, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether impairment testing is necessary. The revised standard will be effective for annual and interim goodwill impairment tests performed beginning in the first quarter of fiscal 2013, with early adoption permitted under certain circumstances. The Company is currently evaluating options related to early adoption.

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  OTHER INCOME

Other non-operating income, net was $0.3 million, for the fiscal year ended 2011 while other non-operating expense, net was $7.3 million, and $6.4 million in the fiscal years ended 2010 and 2009 respectively.  Other, net includes miscellaneous non-operating items of income and expense such as adjustments to unamortized loan costs as discussed in Note 2. Basis of Presentation and Accounting Policies, Debt Issuance Costs, adjustments to postretirement benefits costs as discussed in Note 7. Retirement Plans, and gains or losses on the disposal of fixed assets as discussed in Note 2. Basis of Presentation and Accounting Policies, Property, Plant and Equipment, and disclosed on the consolidated statements of cash flows.  Other non-operating income, net for fiscal year 2011 primarily includes approximately $1.5 million of income related to gains on the sale of fixed assets, offset by an expense of approximately $0.8 million related to an abandoned IPO effort. Other non-operating expense, net for fiscal year 2010 primarily includes approximately $2.4 million related to tannery litigation and approximately $2.2 million related to an abandoned IPO effort.  In addition, other non-operating expense, net includes approximately $3.3 million accrued for a potential settlement of a dispute with the city of Dodge City, Kansas pertaining to the transfer of certain water rights. Other non-operating expense, net for fiscal year 2009 includes approximately $5.6 million in legal fees which was primarily related to the termination of a purchase agreement in February 2009 and approximately $1.5 million related to the write-off of debt issuance costs.  In addition, approximately $0.7 million of obsolete parts were written off at our case ready facilities during fiscal year 2009.

NOTE 5.  LONG-TERM DEBT AND LOAN AGREEMENTS

The Company entered into various debt agreements in order to finance acquisitions and provide liquidity to operate the business on a going forward basis. As of August 27, 2011 and August 28, 2010, debt consisted of the following:

	August 27, 2011	August 28, 2010
	(in thousands)
Short-term debt:
Current portion of term loan facility (a)	$37,000	$20,000
Current portion of capital lease obligations & other (d)	1,486	1,382
	38,486	21,382
Long-term debt:
Term loan facility (a)	305,250	180,000
Senior notes (b)	—	—
Industrial Development Revenue Bonds (c)	12,245	12,245
Revolving credit facility (a)	—	27,000
Long-term capital lease obligations & other (d)	4,431	5,845
	321,926	225,090
Total debt	$360,412	$246,472
 ___________________________________
(a)Senior Credit Facilities— Effective as of June 4, 2010, our Credit Facility was amended and restated to:  (1) increase the borrowings under the Credit Facility by providing for a term loan facility of up to $375 million and a revolving line of credit of up to $250 million; (2) reduce the applicable margin on the rates of interest of the term loan and revolving line of credit; (3) revise the payment schedule of the term loan; (4) extend the maturity date of the Credit Facility to June 4, 2015; (5) remove limitations on capital expenditures; (6) add new financial covenants regarding adjusted net worth and a fixed charge coverage ratio; and (7) add two wholly owned subsidiaries, National Beef California, LP and National Carriers, Inc., as loan parties and guarantors.  The lender financing charges for the amended and restated Credit Facility of approximately $4.2 million are being amortized over the life of the loan.

On June 10, 2011, the Company's Credit Facility was amended and restated to: (1) reduce the applicable margin by up to 0.75% for “LIBOR Rate” advances and “Base Rate” advances, (2) revise the “fixed charge coverage ratio” covenant provisions to provide the Company credit of up to $30 million for maintaining net asset borrowing base levels that exceed the lenders' aggregate credit commitments under the Credit Facility in the calculation of the fixed charge coverage ratio and (3) extend the maturity date of the Credit Facility to June 4, 2016. The related financing charges of approximately $0.8 million will be

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amortized over the life of the loan.

The borrowings under the Credit Facility bear interest at LIBOR or the Base Rate, plus the applicable margin.  The applicable margin for the revolving line of credit and the term loan will be as set forth on a grid based on different rations of funded debt to EBITDA as depicted in the table below:

Borrowing Base Availability Level	Funded Debt to EBITDA Ratio	Base Rate Advance Line of Credit Swing Line Loans, and Term Loans	LIBOR Rate Line of Credit Loan	LC Fees	Non-Use Fee
Level 1	Less than or equal to 1.50:1.00	0.75%	1.75%	1.75%	0.25%
Level 2	Greater than 1.50:1.00 and less than 2.50:1.00	1.00%	2.00%	2.00%	0.375%
Level 3	Greater than or equal to 2.50:1.00	1.50%	2.50%	2.50%	0.50%

As of August 27, 2011 the interest rate for the term loan was equal to 1.96%.  As of August 28, 2010 the interest rate for the term and revolving loan was equal to 2.79% and 3.66%, respectively.

The borrowings under the revolving loan are available for our working capital requirements, capital expenditures and other general corporate purposes.  The advance rates under the borrowing base are 90% on eligible accounts and 70% on eligible inventory.  The Credit Facility is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries.

Effective as of the June 10, 2011 amendment, the principal amount outstanding under the term loan is due and payable in equal quarterly installments of $9.25 million. All outstanding loan amounts are due and payable on June 4, 2016. Prepayment of the loans is allowed at any time.

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

(b) 10 1/2% Senior Notes—During the year ended August 28, 2010 the Company purchased and cancelled the remaining approximately $66.9 million of our senior notes. No material gains or losses were incurred as a result of the purchase and cancellation of these senior notes.

(c)     Industrial Development Revenue Bonds—Effective December 30, 2004, the Company entered into a transaction with the City of Dodge City, Kansas, designed to provide property tax savings.  Under the transaction, the City purchased the Company’s Dodge City facility, or the facility, by issuing $102.3 million in bonds due in December 2019, used the proceeds to purchase our Dodge City facility and leased the facility to the Company for an identical term under a capital lease.  The Company purchased the City's bonds with proceeds of its term loan under the Credit Facility.  Because the City has assigned

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the lease to the bond trustee for the benefit of the Company as the sole bondholder, the Company, effectively controls enforcement of the lease against itself.  As a result of the capital lease treatment, the facility will remain a component of property, plant and equipment in the Company’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation.  The transaction provides the Company with property tax exemptions for the leased facility, that, after netting payments to the City and local school district under payment in lieu of tax agreements, result in an annual property tax savings of approximately 25%.  The facility remains subject to a prior mortgage and security interest in favor of the lenders under the Credit Facility.  Additional revenue bonds may be issued to cover the costs of certain improvements to this facility.  The total amount of revenue bonds authorized for issuance is $120.0 million.

The cities of Liberal and Dodge City, Kansas issued an aggregate of $13.8 million of industrial development revenue bonds on the Company’s behalf to fund the purchase of equipment and construction improvements at the Company’s facilities in those cities. These bonds were issued in four series of $1.0 million, $1.0 million, $6.0 million and $5.9 million and are due on demand or on February 1, 2029, March 1, 2027, March 1, 2015 and October 1, 2009, respectively. Because each series of bonds is backed by a letter of credit under our Credit Facility, these due-on-demand bonds have been presented as non-current obligations until twelve months prior to their maturity.  As of August 27, 2011, the amount outstanding on the $6.0 million series of bonds had been reduced to $3.4 million and the $5.9 million series were paid at maturity on October 1, 2009.  Pursuant to a lease agreement, we lease the facilities, equipment and improvements from the respective cities and make lease payments in the amount of principal and interest due on the bonds.

The bonds issued in 1999 and 2000 are variable rate demand obligations that bear interest at a rate that is adjusted weekly, which rate will not exceed 10% per annum. The average per annum interest rate for each series of bonds was 0.3% in fiscal year 2011 and 0.5% in fiscal year 2010.  The Company has the option to redeem a series of bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption. The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest. To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

In connection with the Brawley Beef acquisition, the Company assumed the obligation under a Trust Indenture securing $6.8 million in California Pollution Control Financing Authority Tax-Exempt variable rate demand solid waste disposal revenue bonds dated as of October 1, 2001.  The bonds bear a rate that is adjusted weekly, which rate will not exceed 12% per annum.  The average per annum interest rate for this series of bonds for fiscal years 2011 and 2010 was 0.3% and 0.4%, respectively.  These bonds have a maturity date of October 1, 2016.  The Company has the option to redeem all or a portion of the bonds at any time for an amount equal to the principal plus accrued interest to the date of such redemption.  The holders of the bonds have the option to tender the bonds upon seven days’ notice for an amount equal to par plus accrued interest.  To the extent that the remarketing agent for the bonds is unable to resell any of the bonds that are tendered, the remarketing agent will use the letter of credit to fund such tender.

On December 17. 2010, National Beef Leathers, LLC, or Leathers, a subsidiary of NBP, entered into various agreements with the city of St. Joseph, Missouri, designed to provide NBP property tax savings.  Under the transaction, the city of St. Joseph issued $14.5 million in bonds due in December 2022, used the proceeds to purchase our equipment within our Leathers facility and subsequently leased the equipment back to us for an identical term under a capital lease.  The Company purchased the City's bonds with proceeds of our term loan under the Credit Facility.  Because the city of St. Joseph has assigned the lease to the bond trustee for our benefit as the sole bondholder, the Company, effectively controls enforcement of the lease against ourselves.  As a result of the capital lease treatment, the equipment will remain a component of property, plant and equipment in NBP’s consolidated balance sheet.  As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments will be eliminated in consolidation.

(d)    Capital and Operating Leases—the Company leases a variety of buildings and equipment, some of which were acquired through the Brawley Beef acquisition, as well as tractors and trailers through its subsidiary National Carriers, under capital and operating lease agreements that expire in various years.  Future minimum lease payments required at August 27, 2011, under capital leases and non-cancelable operating leases with terms exceeding one year, are as follows:

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Capital Lease Obligations	Non-cancelable Operating Lease Obligations
	(in thousands)
For the fiscal years ended August:
2012	$1,775	$12,811
2013	1,745	9,592
2014	3,024	8,578
2015	—	5,228
2016	—	1,953
Thereafter	—	2,662

Net minimum lease payments	6,544	$40,824
Less: Amount representing interest	(707)
Present value of net minimum lease payments	$5,837

Rent expense associated with operating leases was $14.1 million, $14.1 million and $14.5 million, for fiscal years 2011, 2010 and 2009, respectively.  The Company expects that it will renew lease agreements or enter into new leases as the existing leases expire.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years and thereafter following August 27, 2011, are as follows:

Minimum Principal Maturities
(in thousands)
Fiscal Year ending August:
2012	$38,486
2013 (1)	38,543
2014	39,888
2015	40,430
2016	194,250
Thereafter	8,815
Total minimum principal maturities	$360,412
 _______________________________________

(1)	Fiscal year 2013 consists of 53 weeks

Other Commitments

Utilities Commitment - Effective December 30, 2004, the Company finalized an agreement with the City of Dodge City, Kansas, whereby in consideration of certain improvements made to the city water and wastewater systems, the Company committed to make a series of service charge payments totaling $19.3 million over a 20 year period, of which $0.8 million, $1.7 million and $1.4 million was paid in each of the fiscal years ending 2011, 2010 and 2009, respectively.  Payments under the commitment will be $0.8 million in each of the fiscal years 2012 through 2016, with the remaining balance of $6.5 million to be paid in subsequent years.

Cattle Commitment - The Company makes verbal commitments to cattle producers to purchase cattle about one week in advance of delivery of the live animals to its plants, with the actual price paid for the cattle determined after the cattle are delivered and inspected at the Company’s facilities.   The Company’s cattle commitments as of August 27, 2011 were $73.4 million.

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

Generally accepted accounting principles require the Company to determine the fair value of the capital subject to redemption at the end of each reporting period.  The carrying value of capital subject to redemption reflects fair value. In determining the fair value of the capital subject to redemption held by NBPCo Holdings as of August 27, 2011 and August 28, 2010, management has considered previous redemption prices, valuations of peer companies and other factors.  The capital subject to redemption held by the Klein Affiliates as of August 27, 2011 and August 28, 2010 was valued based upon a contractually stipulated valuation formula.

At August 27, 2011, the value of the capital subject to redemption was determined to be $351.1 million, which was equal to its carrying value.  The total value of the capital subject to redemption at August 27, 2011, increased by approximately $53.8 million compared to the value at August 28, 2010.  The carrying value of the capital subject to redemption increased approximately $68.7 million through valuation changes during the fiscal year ending August 27, 2011, resulting in the $351.1 million carrying value, as reflected in the accompanying consolidated balance sheet as of August 27, 2011.  Offsetting the change in the value of the capital subject to redemption is a corresponding change in the members’ capital.

NOTE 7.  RETIREMENT PLANS

The Company maintains a tax-qualified employee savings and retirement plan, or the 401(k) Plan, covering the Company’s non-union employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 75% of their annual compensation or the statutorily prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions by the Company, based on specific terms contained in the 401(k) Plan. The trustee of the 401(k) Plan, at the direction of each participant, invests the assets of the 401(k) Plan in designated investment options.  The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Expenses related to the 401(k) Plan totaled approximately $1.0 million, $0.8 million and $0.6 million for fiscal years 2011, 2010 and 2009, respectively.

The Company has agreed to make contributions to the United Food and Commercial Workers International Union-Industry Pension Fund, or the UFCW Plan, for employees covered by a collective bargaining agreement as provided for in that agreement.  Expenses related to the UFCW Plan totaled approximately $0.9 million, $0.8 million and $0.7 million for fiscal years 2011, 2010 and 2009, respectively.

Postretirement Benefits—Certain former employees are covered by an unfunded postretirement benefit plan that provides medical and dental benefits.  Costs associated with this plan, which relate primarily to insurance premiums, benefit payments and changes in the accumulated benefit obligation were approximately $0.1 million, $0.0 million and $0.2 million, for fiscal years 2011, 2010 and 2009, respectively, and are included in other, net.

The health care trend rate used to value the accumulated benefit obligation at August 27, 2011 is a rate of 8.0% per year, declining by 0.5% per year to an ultimate rate of 5% in 2017 and thereafter.  The discount rate used to value the accumulated benefit obligation is 5%.  The unfunded accumulated benefit obligation was $1.4 million and $1.4 million at August 27, 2011 and August 28, 2010, respectively, and has been recorded in the consolidated financial statements as non-current other liabilities.

NOTE 8.  INCOME TAXES

Income tax expense includes the following current and deferred provisions:

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	52 weeks ended August 27, 2011	52 weeks ended August 28, 2010	52 weeks ended August 29, 2009
	(in thousands)
Current provision:
Federal	$1,689	$61	$144
State	1,357	958	691
Foreign	54	80	77
Total current tax expense	3,100	1,099	912
Deferred provision:
Federal	(500)	(144)	32
State	(75)	(66)	(21)
Foreign	—	—	—
Total deferred tax expense	(575)	(210)	11
Total income tax expense	$2,525	$889	$923

Income tax expense differed from the “expected” income tax (computed by applying the federal income tax rate of 35% to earnings before income taxes) as follows:

	52 weeks ended August 27, 2011	52 weeks ended August 28, 2010	52 weeks ended August 29, 2009
	(in thousands)
Computed “expected” income tax expense	$91,645	$86,791	$50,325
Passthrough “expected” income tax expense	(90,419)	(86,785)	(50,060)
State taxes, net of federal	1,221	895	658
Other	78	(12)	—
Total income tax expense	$2,525	$889	$923

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 27, 2011 and August 28, 2010 are presented below:

	August 27, 2011	August 28, 2010
	(in thousands)
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$247	$189
Intangible assets	336	370
Self-insurance and workers’ compensation accruals	1,171	1,044
Employee benefit accruals	44	27
Plant and equipment, principally due to differences in depreciation	40	—
Total gross deferred tax assets	1,838	1,630
Deferred tax liabilities:
Prepaid assets	5	43
Plant and equipment, principally due to differences in depreciation	444	718
Total gross deferred tax liabilities	449	761
Net deferred tax assets	$1,389	$869

Net deferred tax assets and liabilities at August 27, 2011 and August 28, 2010 are included in the consolidated balance sheet as follows:

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	August 27, 2011	August 28, 2010
	(in thousands)
Other current assets	$1,838	$1,630
Other liabilities	449	761
	$1,389	$869

Deferred tax assets and liabilities relate primarily to the operations of National Carriers.

There was no valuation allowance provided for at August 27, 2011 and August 28, 2010.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

NOTE 9.  RELATED PARTY TRANSACTIONS

The Company entered into various transactions with a company affiliated with NBPCo Holdings in the ordinary course of business. Sales transactions were based upon prevailing market prices, and purchases were on terms no less favorable to the Company than would be obtained from an unaffiliated party.

During fiscal years 2011, 2010 and 2009, the Company had sales and purchases with the following related parties (amounts in thousands):

	52 weeks ended August 27, 2011	52 weeks ended August 28, 2010	52 weeks ended August 29, 2009
Sales to:
Beef Products, Inc. (1)	$170,227	$120,362	$96,896
Total sales to affiliate	$170,227	$120,362	$96,896
Purchases from:
Beef Products, Inc. (1)	$47,508	$40,649	$28,930
Total purchases from affiliate	$47,508	$40,649	$28,930
 ___________________________________

(1)	Beef Products, Inc. (BPI) is an affiliate of NBPCo Holdings

At August 27, 2011 and August 28, 2010, the amounts due from BPI for sale of beef trimmings were approximately $5.8 million and $5.0 million, respectively.  At August 27, 2011 and August 28, 2010, the amounts due to BPI for the purchase of processed lean beef were approximately $0.5 million and $0.7 million, respectively.

In January 2007, we entered into an agreement with BPI for BPI to manufacture and install a grinding system in one of our plants.  In accordance with the agreement with BPI, we are to pay BPI a technology and support fee based on the number of pounds of product produced using the grinding system.  The installation of the grinding system was completed in fiscal year 2008.  During fiscal years 2011, 2010 and 2009, we paid approximately $2.0 million, $1.9 million and $1.7 million, respectively, to BPI in technology and support fees.

In December 1997, the former Farmland National Beef Packing Company, L.P., or FNBPC, the predecessor entity to the Company, entered into a contract with USPB to purchase a portion of its annual cattle requirements.  In connection with USPB’s purchase of its interest in Farmland National Beef, USPB obtained the right, and became subject to the obligation, if requested, to deliver cattle annually to the Company relative to: (i) USPB’s ownership in the Company and (ii) the number of cattle processed annually by the Company.  At the beginning of fiscal year 2005, USPB converted to a limited liability company.  USPB now facilitates the delivery of cattle annually to the Company through its individual producer-owners.  The purchase price for the cattle is determined by the Company’s pricing grid, which, under the terms of the agreement with USPB, must be competitive with the pricing grids of the Company’s competitors and may not be less favorable than pricing grids offered to other suppliers.  During the fiscal years ended August 27, 2011, August 28, 2010 and August 29, 2009, the Company obtained approximately 20%, 20% and 20%, respectively, of its cattle requirements through this pricing grid process from USPB and its producer-owners.

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

The following table details the assets and liabilities measured at fair value on a recurring basis as of August 27, 2011, and August 28, 2010  and also the level within the fair value hierarchy used to measure each category of assets (in thousands).

Description	August 27, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets — derivatives	$4,022	$—	$4,022	$—
Other accrued expenses and liabilities — derivatives	$5,860	$5,860	$—	$—
Capital subject to redemption	$351,071	$—	$75,922	$275,149

Description	August 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current assets — derivatives	$15,563	$61	$15,502	$—
Other accrued expenses and liabilities — derivatives	$14,672	$14,672	$—	$—
Capital subject to redemption	$291,746	$—	$61,854	$229,892

Management has used certain contractual redemption prices in measuring the fair value of the Klein Affiliates capital subject to redemption, which is included in level 2 as of August 27, 2011 and August 28, 2010.  NBPCo Holdings capital subject to redemption is based upon unobservable inputs, thus included in level 3 as of August 27, 2011 and August 28, 2010.

The following table presents a reconciliation of capital subject to redemption measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended August 27, 2011 (in thousands).

Fiscal Year Ending
August 27, 2011
Beginning Balance	$229,892
Allocation of net income	64,287
Class A 5% priority distributions	(2,945)
Class B distributions	(31,682)
Equity distribution	(37,156)
Appraisal valuation adjustment	52,753
Balance, May 28, 2011	$275,149

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

The Company enters into certain commodity derivatives, primarily with a diversified group of highly rated counterparties.  The maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, is deemed to be immaterial as of August 27, 2011 and August 28, 2010.  The exchange-traded contracts have been entered into under a master netting agreement.  None of the derivatives entered into have credit-related contingent features.  The Company has $14.5 million and $19.9 million in cash collateral posted on its derivative liabilities included in other assets on the consolidated balance sheets as of August 27, 2011 and August 28, 2010 respectively.

The following table presents the fair values as discussed in Note 10 and other information regarding derivative instruments not designated as hedging instruments as of August 27, 2011 and August 28, 2010 (in thousands of dollars):

	Derivative Asset As of August 27, 2011		Derivative Liability As of August 27, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$4,022	Other accrued expenses and liabilities	$5,860
Totals		$4,022		$5,860

	Derivative Asset As of August 28, 2010		Derivative Liability As of August 28, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$15,563	Other accrued expenses and liabilities	$14,672
Totals		$15,563		$14,672

The following table presents the impact of derivative instruments on the Consolidated Statement of Operations for the fiscal years ended August 27, 2011, August 28, 2010 and August 29, 2009 (in thousands of dollars):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended August 27, 2011	Fiscal Year Ended August 28, 2010	Fiscal Year Ended August 29, 2009
Commodity contracts	Net sales	$6,975	$14,860	$(37,386)
Commodity contracts	Cost of sales	(33,829)	(2,397)	22,224
Totals		$(26,854)	$12,463	$(15,162)

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

The following table represents segment results for the periods indicated (amounts in thousands):

NATIONAL BEEF PACKING COMPANY, LLC
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	52 weeks ended August 27, 2011	52 weeks ended August 28, 2010	52 weeks ended August 29, 2009
Net sales:
Core beef	$7,003,430	$5,927,646	$5,494,866
Other	246,964	228,119	239,406
Eliminations	(400,927)	(347,836)	(284,994)
Total net sales	$6,849,467	$5,807,929	$5,449,278
Depreciation and amortization:
Core beef	$47,622	$46,521	$42,128
Other	3,573	3,095	2,240
Total depreciation and amortization	$51,195	$49,616	$44,368
Operating income:
Core beef	$268,192	$266,848	$167,394
Other	4,765	4,166	7,323
Total operating income	272,957	271,014	174,717
Interest income	15	37	173
Interest expense	(11,708)	(14,769)	(23,344)
Other, net	305	(7,344)	(6,468)
Total income before taxes	$261,569	$248,938	$145,078

	August 27, 2011	August 28, 2010
Assets:
Core beef	$950,354	$868,902
Other	50,067	44,776
Eliminations	(1,656)	(986)
Total assets	$998,765	$912,692

Customer Concentration

In the fiscal years ended August 27, 2011, August 28, 2010 and August 29, 2009 one customer with its consolidated subsidiaries represented 8.7%, 9.5% and 9.6%, respectively of total sales, with no other customer representing more than 3.3%, 3.0% and 4.0%, respectively of total sales.

Sales to Foreign Countries

The Company had sales outside the United States of America in the fiscal years ended August 27, 2011, August 28, 2010 and August 29, 2009 of approximately $865.2 million, $636.9 million and $608.2 million, respectively.  No single country outside the United States of America accounted for more than 3.6% of total sales. The amount of assets maintained outside the United States of America is not material.